Form 10QSB
period 1997-09-30
RED HORSE ENTERTAINMENT CORP
filed 1997-11-13
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to

                   Commission File No. 0-23015

               RED HORSE ENTERTAINMENT CORPORATION
(Exact name of small business issuer as specified in its charter)

            Nevada                          87-0450232
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)

         11828 La Grange Avenue, Los Angeles, CA  90025
            (Address of principal executive offices)

                         (310) 473-0213
                   (IssuerOs telephone number)

                         Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the
Exchange Act subsequent to the distribution of securities under
a plan confirmed by a court.  Yes  [   ]   No [    ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuerOs classes of common equity, as of the latest practicable date:
455,073 shares of common stock.

                           FORM 10-QSB
       HEADWAY CORPORATE RESOURCES, INC. AND SUBSIDIARIES

                              INDEX
                                                        Page
PART I.   Financial Information

          Financial Statements

          Balance Sheets - September 30, 1997 and
          December 31, 1996                                3

          Statements of Operations - Three and Nine
          Months Ended September 30, 1997 and 1996,        5
          and
          Inception to September 30, 1997

          Statements of Cash Flows
          Nine  Months  Ended March  31,  1997  and        6
          1996,
          and Inception to September 30, 1997

          Notes     to    Consolidated    Financial        7
          Statements

          Management's Discussion and Analysis of
          Financial   Condition  and   Results   of        9
          Operations

PART II.  Other Information                               12

Signatures                                                12

                             PART I.
                      Financial Information

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the financial statements for the year ended December 31, 1996, and footnotes included in the CompanyOs Form 10-SB.

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                         Balance Sheets


                             ASSETS
                                                December 31,    September 30,
                                                    1996            1997
                                                                 (Unaudited)

CURRENT ASSETS

  Cash                                           $  230,021      $  231,612

     Total Current Assets                           230,021         231,612

PROPERTY AND EQUIPMENT (Note 3)                         420             258

     TOTAL ASSETS                                $  230,441      $  231,870


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                               $   -           $    -

     Total Current Liabilities                       -                -

STOCKHOLDERS' EQUITY

  Common stock 50,000,000 shares authorized,
  at $0.001 par value; 455,073 shares issued
  and outstanding                                       455             455
  Additional paid-in capital                        423,353         423,353
  Deficit accumulated during the development stage (193,367)       (191,938)

     Total Stockholders' Equity                     230,441         231,870

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  230,441      $  231,870



  The accompanying notes are an integral part of the financial statements.

                    RED HORSE ENTERTAINMENT CORPORATION
                       (A Development Stage Company)
                         Statements of Operations
                                (Unaudited)
                                                              For the  Period
                                                              From  Inception
                                                               on December 4,
                     For the Nine Months  For the Three Months    1987 to
                     Ended September 30,  Ended September  30,  September 30,
                      1996       1997      1996       1997          1997

REVENUES             $  -       $ -       $  -       $  -         $  -

EXPENSES

  Bad debt expense      -         -          -          -            35,000
  Outside services       651       685         26       -             7,850
  Professional fees    1,380     4,180      1,188     1,879          58,118
  Rent                  -         -          -          -             6,545
  Travel                -         -          -          -            18,336
    Administrative
     expenses            933       896         28       896          24,699
  Depreciation           104       162         35        54           1,288
  Amortization          -         -          -          -               472
  Interest              -         -          -          -               377

     Total Expenses    3,068     5,923      1,277     2,829         152,685

OTHER INCOME
  Interest income      6,795     7,352      2,682     2,763          95,871

   Total Other Income  6,795     7,352      2,682     2,763          95,871

Net Income (Loss)
  Before Discontinued
  Operations           3,727     1,429      1,405       (66)        (56,814)

Loss From Discontinued
 Operations (Note 6)    -         -          -          -          (911,314)

Gain on Disposal of
 Discontinued Operations
   (Note 6)             -         -          -          -           776,190

NET INCOME (LOSS)    $ 3,727  $  1,429  $   1,405  $    (66)     $ (191,938)

INCOME (LOSS)
 PER SHARE            $0.00    $ 0.00     $ 0.00    $ (0.00)

WEIGHTED AVERAGE
 SHARES OUTSTANDING  455,073   455,073    455,073    455,073



 The accompanying notes are an integral part of the financial statements.

                    RED HORSE ENTERTAINMENT CORPORATION
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)
                                                             For the Period
                                                             From Inception
                                                             on December 4,
                                   For the Nine Months          1987 to
                                   Ended September 30,        September 30,
                                   1996           1997            1997

OPERATING ACTIVITIES

  Net income (loss)              $     3,727   $   1,429       $(191,938)
  Adjustments to reconcile
   net loss to net cash used
   by operating activities:
    Depreciation                         104         162           1,288
    Amortization                         -           -               472
    Loss on disposal of
     discontinued operations             -           -          (776,190)
  Changes in operating
   assets and liabilities:
    Increase in accrued
     expenses                            -           -           286,334

     Net Cash Provided (Used)
      by Operating Activities          3,831       1,591        (680,034)

INVESTING ACTIVITIES

  Organization expenses                  -           -           (10,925)
  Sale of fixed assets                   -           -             4,000
  Purchase of equipment and
   leasehold improvements                -           -        (1,255,237)

     Net Cash Provided (Used)
      by Investing Activities            -           -        (1,262,162)

FINANCING ACTIVITIES

  Proceeds from debentures               -           -         1,750,000
  Proceeds from stock
   issuance                              -           -           212,984
  Sale warrants                          -           -               100
  Exercise of warrants                   -           -           210,724

     Net Cash Provided (Used)
      by Financing Activities    $       -     $     -        $2,173,808



 The accompanying notes are an integral part of the financial statements.

                    RED HORSE ENTERTAINMENT CORPORATION
                       (A Development Stage Company)
                   Statements of Cash Flows (Continued)
                                (Unaudited)

                                                           For the Period
                                                           From Inception
                                                           on December 4,
                                  For the Nine Months          1987 to
                                  Ended September 30,       September 30,
                                 1996             1997          1997

INCREASE (DECREASE) IN
 CASH                          $   3,831       $   1,591      $  231,612

CASH AT BEGINNING OF
  PERIOD                         222,401         230,021             -

CASH AT END OF PERIOD          $ 226,232       $ 231,612      $  231,612

SUPPLEMENTAL CASH FLOW
 INFORMATION

  Cash paid for interest       $     -         $     -        $    2,133
  Cash paid for taxes          $     -         $     -        $      -

NON CASH INVESTING
 ACTIVITIES

  Sale of subsidiary           $     -         $     -        $2,023,767





 The accompanying notes are an integral part of the financial statements.

                    RED HORSE ENTERTAINMENT CORPORATION
                       (A Development Stage Company)
                     Notes to the Financial Statements
                 September 30, 1997 and December 31, 1996

NOTE 1 -  ORGANIZATION AND CORPORATE HISTORY

The Company was incorporated in the State of Nevada on December 4, 1987, under the name of Quantus Capital, Inc. Since its inception it has not engaged in a significant business activity and is considered to be a development stage company. The articles of incorporation of the Company state that its purpose is to engage in the business of making investments and acquisition of assets, properties and businesses and to engage in any and all other lawful business.

Pursuant to a special meeting of shareholders held on March 9, 1992, the Company made the following changes: (1) To issue 1,556,000 shares of stock to acquire 100% of the outstanding shares of 127 Main Street Corporation, (the former Subsidiary) a Delaware Corporation. (2) Adopted a plan of recapitalization whereby the issued and outstanding shares of the Company were reverse split on a one for five basis. The shares outstanding were reduced from 7,780,000 to 1,556,000. (3) The articles of incorporation were amended changing the name to Red Horse Entertainment Corporation. All references to number of shares have been retroactively restated to reflect the reverse stock split.

During September 1992 the former Subsidiary began operating a casino in Central City, Colorado, however, two weeks later operations were terminated. (Note 6)

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Recognition of Income

The Company recognizes income and expenses on the accrual basis of accounting. The fiscal year of the Company ends on December 31.

     b.   Organization Costs

The Company's organization costs were amortized over 60 months using the straight-line method.

     c.   Loss Per Share

The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements.

     d. Unaudited Financial Statements

The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

                    RED HORSE ENTERTAINMENT CORPORATION
                       (A Development Stage Company)
                     Notes to the Financial Statements
                 September 30, 1997 and December 31, 1996

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     e.   Provision for Taxes

No provision for taxes has been recorded due to operating losses at December 31, 1994, 1993 and 1992. The Company has net operating loss carryovers for both book and tax purposes of approximately $193,000 which expire in 2007 and 2008. The potential tax benefit of the loss carryovers has been offset in full by a valuation allowance.

     f.   Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     g.   Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 -  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                         December 31,        September 30,
                                            1996                 1997

     Office equipment                    $    1,071           $    1,071

     Less accumulated depreciation             (651)                (813)

     Total Property and Equipment        $      420           $      258

Equipment is being depreciated over five years using the straight line method.

                    RED HORSE ENTERTAINMENT CORPORATION
                       (A Development Stage Company)
                     Notes to the Financial Statements
                 September 30, 1997 and December 31, 1996

NOTE 4 -  PUBLIC OFFERING

In 1988, the Company sold 38,537 units to the general public. Each unit consisted of one share of common stock and one "A" warrant that could be used to purchase one share of common stock for $22.50 per share within two years of the effective date of the offering, and one "B" warrant that could have been used to purchase one share of common stock for $37.50 per share, which expired November 8, 1993. The Company has received cash of $289,040 as a result of this public offering.

NOTE 5 -  WARRANTS OUTSTANDING

As a result of the Company's public offering the underwriter purchased a warrant that entitles him to purchase 3,853 units at a price of $9.375 per unit.

In conjunction with the Company's acquisition of 127 Main Street Corporation, the shareholders of 127 Main Street Corporation were granted warrants or options to purchase an aggregate of 453,093 shares of common stock of the parent Company for a period of five years at a price of $9.00 per share. As of December 31, 1996, 351,212 warrants have been exercised wherein the Company has received cash of $210,724.

NOTE 6 -  DISCONTINUED OPERATIONS

On September 17, 1993 the Company decided to terminate the operations of its former subsidiary, 127 Main Street Corporation, and the casino operations located at 127 Main Street, Central City, Colorado. Cost over runs resulting from site conditions made it economically unfeasible to continue operations. Consequently, the facility was abandoned and all lease options and improvements were lost. The following is a summary of income (loss) from operations of 127 Main Street Corporation:

          Revenue - 1992                             $    40,029
          Revenue - 1993                                   4,982

             Total Revenue                                45,011

          Operating expenses - 1992                      670,363
          Operating expenses - 1993                      285,962

             Total Operating Expenses                    956,325

             Loss From Discontinued Operations       $  (911,314)

          Write off of assets - 1992                 $(1,246,097)
          Gain on assumption of debt - 1993            2,022,287

             Gain on Disposal of
              Discontinued Operations                $   776,190

                    RED HORSE ENTERTAINMENT CORPORATION
                       (A Development Stage Company)
                     Notes to the Financial Statements
                 September 30, 1997 and December 31, 1996

The Company retains no assets or liabilities of 127 Main Street
Corporation. No tax benefit has been attributed to the discontinued operations.

NOTE 7 -  DISPOSAL OF SUBSIDIARY - RELATED PARTY TRANSACTION

On March 19, 1994, the Company entered into a stock purchase agreement whereby two officers of the Company purchased all of the outstanding shares of the Company's former subsidiary, 127 Main Street Corporation. The shares were sold for the nominal amount of $500.

NOTE 8 - REVERSE STOCK SPLIT

On August 2, 1993, the shareholders of the Company approved a 30-for-1 reverse stock split. The financial statements have been restated to reflect this change retroactively to the beginning of the periods presented.

NOTE 9 - GOING CONCERN

The financial statements have been prepared on the assumption that the Company is a going concern. The Company has no revenues from operations and its continued existence depends upon management's plans to locate a company with which to merge.

NOTE 10 - STOCK OPTIONS

On February 1, 1994, the Company issued options to two of its officers, for each one to purchase 25,000 shares of common stock at a price of $0.50 per share. The option is for a term of five years.

                  MANAGEMENTOS DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The Company was formed as a Nevada corporation in December 1987, and subsequently conducted a public offering of units consisting of Common Stock and warrants resulting in net proceeds to the Company of $204,984. The warrants included in the units have since expired without being exercised. Following the completion of the offering, the Company sought a business venture in which to participate. As a result of that search, the Company acquired 127 Main Street Corporation ("127 Main"), as a wholly-owned subsidiary in March 1992.

The purpose of 127 Main was to develop a casino operation in Central City, Colorado. The Company and 127 Main committed substantial financial and managerial resources to the development of the casino throughout the spring and summer of 1992. The casino was opened in early September 1992, but was closed on September 17, 1992. At the time the casino opened, the revenue realized was substantially lower than projected on the basis of casino operations in Central City at the beginning of the year. The lower revenues were, in the opinion of management, the result of completion delays in renovation of the casino facility, which caused the casino to miss its scheduled opening during the summer when tourism is at its peak in Central City. In addition, the casino experienced higher than expected costs as a result of cost overruns on renovation of the casino and unanticipated city fees and assessments.

In response to these conditions, 127 Main attempted to renegotiate the lease for the casino facility to a lower rate that would enable the casino to remain in operation. This attempt was unsuccessful. Rather than continue to operate the casino at a loss, 127 Main elected to terminate operations.

At December 31, 1992, the consolidated current assets of the Company were $102,684, consisting of cash, nominal fixed assets, and total liabilities of $1,852,467. Of these amounts, approximately $90,037 of current assets and $1,850,868 of liabilities were attributable to 127 Main. Furthermore, at that time 127 Main was a party to three lawsuits arising from the casino development. As a result of these developments, management of the Company determined to divest itself of 127 Main and seek a new business venture in which to participate.

On March 19, 1993, the Company entered into a stock purchase agreement with Wayne M. Rogers and Jack M. Gertino, both officers and directors of the Company, pursuant to which they acquired all of the issued and outstanding common stock of 127 Main from the Company for $500 in cash and their agreement to indemnify the Company against any liability it may incur as a result of the operations and activities of 127 Main. From that time to the present, the Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company; and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company and there can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

The discontinuation of the Company's casino business, leaves the Company without active business operations. As a result, the Company believes that period-to-period comparisons of its results of operations are not meaningful and should not be relied upon as indications of future performance.

Results of Operations

Three and Nine Month periods Ended September 30, 1997 and 1996

The Company had no revenue from continuing operations for the three and nine month periods ended September 30, 1997 and 1996.

General and administrative expenses for the three and nine month periods ended September 30, 1997 and 1996, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $2,829 and $1,277 for the three month period ended September 30, 1997 and 1996, respectively; and $5,923 and $3,068 for the nine month period ended September 30, 1997 and 1996, respectively. General and administrative expenses in the nine month period ended September 30, 1997 were greater than in the nine month period ended September 30, 1996 primarily due to increases in professional fees resulting from the Company's preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934.
The Company made the filing to become a reporting company based on management's belief that reporting company status may help the Company to attract and acquire a more substantial business venture.

The Company had no interest expense in the three and nine month periods ending September 30, 1996 or 1997. Interest income in the three and nine month periods ended September 30, 1997 and 1996, respectively, resulted from the investment of the funds in short-term, liquid cash equivalents.
Interest income was $2,763 and $2,682 in the three month period ended September 30, 1997 and 1996, respectively; and $7,352 and $6,795 for the nine month period ended September 30, 1997 and 1996, respectively.
Interest income has increased from period to period primarily because of the additional interest earned on interest accumulated in prior periods.

As a result of the foregoing factors, the Company realized a net loass of $66 for the three months ended September 30, 1997, as compared to a net gain of $1,405 for the same period in 1996, and a net gain of only $1,429 for the nine month period ended September 30, 1997, as compared to $3,727 for the comparable period in 1996.

Liquidity and Capital Resources

At September 30, 1997, the Company had working capital of approximately $231,612 as compared to $230,021 at December 31, 1996. Working capital as of both dates consisted substantially of short-term investments, and cash and cash equivalents. Although the Company's most significant assets consist largely of cash and cash equivalents, the Company has no intent to become, or hold itself out to be, engaged primarily in the business of investing, reinvesting, or trading in securities. Accordingly, the Company does not anticipate being required to register pursuant to the Investment Company Act of 1940 and expects to be limited in its ability to invest in securities, other than cash equivalents and government securities, in the aggregate amount of over 40% of its assets. There can be no assurances that any investment made by the Company will not result in losses.

Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no assurance of significant revenues.

                        PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:  None

REPORTS ON FORM 8-K:  None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                RED HORSE ENTERTAINMENT, INC.

Date:  November 12, 1997        By:  (Signature)
                                 Wayne M. Rogers, President
                                 (Duly Authorized and Principal
                                        Financial Officer)