Form 10KSB
period 1997-12-31
RED HORSE ENTERTAINMENT CORP
filed 1998-03-31
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB

[X]   Annual  report  pursuant to section  13  or  15(d)  of  the
Securities  Exchange  Act  of 1934  for  the  fiscal  year  ended
December 31, 1997, or

[  ]   Transition report pursuant to section 13 or 15(d)  of  the
Securities Exchange act of 1934 for the transition period from to

                  Commission File No.  0-23015

               RED HORSE ENTERTAINMENT CORPORATION
   (Name of Small Business Issuer as specified in its charter)

            Nevada                          87-0450232
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)

         11828 La Grange Avenue, Los Angeles, CA  90025
      (Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number: (310) 473-0213

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

                 Common Stock, Par Value $0.001

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues (consisting only of interest income) for its most recent fiscal year: $11,615.

The aggregate market value of voting stock held by non-affiliates computed on the basis of the average bid and asked prices on March 27, 1998, was $260,554.

As of December 31, 1997, the Registrant had outstanding 455,073 shares of Common Stock, par value $0.001.

Documents incorporated by reference:  None.

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                     Page

Part I

1.   Description of Business                                    3

2.   Description of Properties                                  6

3.   Legal Proceedings                                          6

4.   Submission of Matters to a Vote of Security Holders        7

Part II

5.   Market for Common Equity and Related Stockholder Matters   7

6.   Management's Discussion and Analysis of Financial          7
     Condition and Results of Operations

7.   Financial Statements                                       8

8.   Changes in and Disagreements with Accountants              8
     on Accounting and Financial Disclosure

Part III

9.   Directors, Executive Officers, Promoters and Control       8
     Persons; Compliance with Section 16(a) of the
     Exchange Act

10.  Executive Compensation                                     9

11.  Security Ownership of Certain Beneficial Owners and
     Management                                                10

12.  Certain Relationships and Related Transactions            12

13.  Exhibits and Reports on Form 8-K                          12

                FORWARD-LOOKING STATEMENT NOTICE

     When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

                             PART I

                ITEM 1.  DESCRIPTION OF BUSINESS

General

For the past three years the Company has had no active business operations, and has been seeking to acquire an interest in a business with long-term growth potential. The Company currently has no commitment or arrangement to participate in a business and cannot now predict what type of business it may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

There are no plans or arrangements proposed or under consideration for the issuance or sale of additional securities by the Company prior to the identification of an acquisition candidate. Consequently, management anticipates that it may be able to participate in only one potential business venture, due primarily to the Company's limited capital. This lack of diversification should be considered a substantial risk because it will not permit the Company to offset potential losses from one venture against gains from another.

Selection of a Business

The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional people. By relying on "word of mouth", the Company may be limited in the number of potential acquisitions it can identify. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services. Management of the Company will not receive a finder's fee for locating a business opportunity.

The Company will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in many instances management of such a venture will not have proved its ability, the eventual market of such venture's product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately. If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of the Company. The Company will not acquire or merge with a business or corporation in which the Company's officers, directors, or promoters, or their affiliates or associates, have any direct or indirect ownership interest.

The analysis of new businesses will be undertaken by or under the supervision of the officers and directors. In analyzing prospective businesses, management will consider, to the extent applicable, the available technical, financial, and managerial resources; working capital and other prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trade or service marks; name identification; and other relevant factors.

The decision to participate in a specific business may be based on management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and other factors which are difficult, if not impossible, to analyze through any objective criteria. It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

The Company will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor. The period within which the Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company's control, including the availability of businesses, the time required for the Company to complete its investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for the Company's participation, and other circumstances.

Acquisition of a Business

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

In connection with the Company's acquisition of a business, the present shareholders of the Company, including officers and directors, may, as a negotiated element of the acquisition, sell a portion or all of the Company's Common Stock held by them at a significant premium over their original investment in the Company. As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company. Management does not intend to actively negotiate for or otherwise require the purchase of all or any portion of its stock as a condition to or in connection with any proposed merger or acquisition. Although the Company's present shareholders did not acquire their shares of Common Stock with a view towards any subsequent sale in connection with a business reorganization, it is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the number of "restricted securities" held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company's Common Stock that could result from substantial sales of such shares after the restrictions no longer apply. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

In the event sales of shares by present shareholders of the Company, including officers and directors, is a negotiated element of a future acquisition, a conflict of interest may arise because directors will be negotiating for the acquisition on behalf of the Company and for sale of their shares for their own respective accounts. Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell their shares at a price which is unacceptable to them, management may not sacrifice their financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered management for their shares is high, Management will be tempted to effect the acquisition to realize a substantial gain on their shares in the Company. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair. Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called "tax-free" event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the "Code"). In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation. Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company's voting securities. It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the voting stock of the surviving entity. Consequently, there is a substantial possibility that the shareholders of the Company immediately prior to the transaction would retain less than 50% of the issued and outstanding shares of the surviving entity. Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders immediately prior to the transaction will experience a significant reduction in their percentage of ownership in the Company.

Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles will ordinarily require that such transaction be accounted for as if the Company had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

The Company will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Operation of Business After Acquisition

The Company's operation following its acquisition of a business will be dependent on the nature of the business and the interest acquired. The Company is unable to predict whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

Governmental Regulation

It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets and/or conduct of businesses which the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable investments.

Employees

The Company is a development stage company and currently has no employees. Executive officers, who are not compensated for their time contributed to the Company, will devote only such time to the affairs of the Company as they deem appropriate, which is estimated to be approximately 20 hours per month per person. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

               ITEM 2.  DESCRIPTION OF PROPERTIES

The Company utilizes office space at 11828 La Grange Avenue, Los Angeles, CA 90025, provided by a private company owned by Wayne
M. Rogers, an officer, director and principal shareholder of the Company. The Company does not pay rent for this office space. The Company reimburses Mr. Rogers for clerical and office expenses, such as telephone charges, copy charges, overnight courier service, travel expenses, and similar costs incurred on Company matters.

                   ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of 1997.

                            PART III

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Although quotations for the Company's common stock appear on the OTC Bulletin Board, there is no established trading market for the common stock. For the past two calendar years transactions in the common stock can only be described as sporadic. Consequently, the Company is of the opinion that any published prices cannot be attributed to a liquid and active trading market and, therefore, are not indicative of any meaningful market value.

The following table sets forth for the respective periods indicated the prices of the Company's Common Stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter            High Bid               Low Bid
Ended

March 31, 1996               $0.500                $0.500
June 30, 1996                $0.500                $0.500
September 30, 1996           $1.000                $0.500
December 31, 1996            $1.000                $0.625

March 31, 1997               $0.625                $0.625
June 30, 1997                $0.625                $0.625
September 30, 1997           $0.625                $0.375
December 31, 1997            $0.500                $0.375

There are outstanding options to purchase 50,000 shares of common stock at an exercise price of $0.50 per share, which expire in February 1999. All shares of common stock outstanding may be sold without restriction under Rule 144(k) promulgated under the Securities Act of 1933, except 241,808 shares which are held by officers, directors, and controlling stockholders ("Control Shares"). Control Shares may be sold subject to complying with all of the terms and conditions of Rule 144, except the one-year holding period which has been satisfied.

Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

At March 20, 1998, there were approximately 153 holders of record of the Company's Common Stock.

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION
                    AND RESULTS OF OPERATIONS

Results of Operations

Years Ended December 31, 1997 and 1996

The Company had no revenue from continuing operations for the years ended December 31, 1997 and 1996.

General and administrative expenses for the years ended December 31, 1997 and 1996, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $12,298 and $3,240 for 1997 and 1996, respectively. General and administrative expenses in 1997 were greater than in the prior year primarily due to increases in professional fees resulting from the Company's preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934. The Company made the filing to become a reporting company based on management's belief that reporting company status may help the Company to attract and acquire a more substantial business venture.

The Company had no interest expense in 1997 or 1996. Interest income resulted from the investment of funds in short-term, liquid cash equivalents. Interest income was $11,615 and $10,726 1997 and 1996, respectively. Interest income has increased from period to period primarily because of the additional interest earned on interest accumulated in prior periods.

As a result of the foregoing factors, the Company realized a net loss of $683 in 1997, as compared to a net gain of $7,486 for 1996.

Liquidity and Capital Resources

At December 31, 1997, the Company had working capital of approximately $229,758, as compared to $230,021 at December 31, 1996. Working capital as of both dates consisted substantially of short-term investments, and cash and cash equivalents. Although the Company's most significant assets consist largely of cash and cash equivalents, the Company has no intent to become, or hold itself out to be, engaged primarily in the business of investing, reinvesting, or trading in securities. Accordingly, the Company does not anticipate being required to register pursuant to the Investment Company Act of 1940 and expects to be limited in its ability to invest in securities, other than cash equivalents and government securities, in the aggregate amount of over 40% of its assets. There can be no assurances that any investment made by the Company will not result in losses.

Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company; and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business venture it acquires.

                  ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants in the past three years.

                            PART III

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                            PERSONS;
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name                Age  Positions (1)                   Since

Wayne M. Rogers     64   President and Director           1992

Bill Rogers         28   Vice President and Director      1994

Jack M. Gertino     59   Director                         1992

All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

The following is information on the business experience of each director and officer.

Wayne M. Rogers is a well-known professional actor who has been involved in investment activities for over 15 years. Mr. Rogers has been a director of several privately-held companies, including Almaden Vineyards and the Pantry, Inc., since 1990. He has also been a director of Global Intellicom, P.H.C., Inc., Electronic Data Controls, Inc., Extek Micro-Systems, and Wadell Equipment Global. Currently, Mr. Rogers is the general partner of Balanced Value Fund, LP, a limited partnership that advises and invests in middle market companies. Mr. Rogers is also the general partner of The Insight Fund, LP, and the sole stockholder of the corporate general partner of The Pinnacle Fund, LP, and Triangle Bridge Group, LP. The Insight Fund, LP is a stockholder of the Company. Wayne M. Rogers is the father of Bill Rogers.

Bill Rogers has been a student and music composer for the past five years. He has composed the music for a number of television shows, a commercial, and television movie, and is involved in development of musical scores and compositions for those uses. Bill Rogers is the son of Wayne M. Rogers.

Jack M Gertino, has been a private investor and business consultant in Salt Lake City, Utah, for the past five years. From June 1995 through October 1996, Mr. Gertino was an owner of a Tunex Service Center franchise in Layton, Utah, which offers automotive Tune-up services. He is currently pursuing a number of real estate projects, including the recent purchase and operation of a commercial office building in Salt Lake City.

Other Shell Company Activities

Mr. Gertino is currently an officer and director of Comet Technology, Inc., a non-reporting, publicly held shell corporation seeking a business acquisition. The possibility exists that one or more of the officers and directors of the Company could become officers and/or directors of other shell companies in the future, although they have no intention of doing so at the present time. Certain conflicts of interest are inherent in the participation of the Company's officers and directors as management in other shell companies, which may be difficult, if not impossible, to resolve in all cases in the best interests of the Company. Failure by management to conduct the Company's business in its best interests may result in liability of management of the Company to the shareholders.

                ITEM 10.  EXECUTIVE COMPENSATION

The Company has no agreement or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding employment with the Company or compensation for services. The Company has no plan, agreement, or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding the issuance to such persons of any shares of the Company's authorized and unissued common stock. There is no understanding between the Company and any of its present stockholders regarding the sale of a portion or all of the common stock currently held by them in connection with any future participation by the Company in a business. There are no other plans, understandings, or arrangements whereby any of the Company's officers, directors, or principal stockholders, or any of their affiliates or associates, would receive funds, stock, or other assets in connection with the Company's participation in a business. No advances have been made or contemplated by the Company to any of its officers, directors, or principal stockholders, or any of their affiliates or associates.

There is no policy that prevents management from adopting a plan or agreement in the future that would provide for cash or stock based compensation for services rendered to the Company.

On acquisition of a business, it is possible that current management will resign and be replaced by persons associated with the business acquired, particularly if the Company participates in a business by effecting a stock exchange, merger, or consolidation. In the event that any member of current management remains after effecting a business acquisition, that member's time commitment and compensation will likely be adjusted based on the nature and location of such business and the services required, which cannot now be foreseen.

The following table sets forth certain information with respect to unexercised options held by the Named Executive Officers as of December 31, 1997. No outstanding options held by the Named
Executive Officers were exercised in 1997.

Name and            Number of Securities          Value of Unexercised
Principal          Underlying Unexercised         In-the-Money Options
Position                   Options                  at FY End ($) (1)
                        at FY End (#)
                 Exerciseable/Unexerciseable    Exerciseable/Unexerciseable

Wayne M. Rogers        25,000/ -0-                      -0-/ -0-
  President

Jack M. Gertino        25,000/ -0-                     -0-/ -0-
  Director

(1) This value is determined on the basis of the difference between the high bid price during the calendar quarter ended
December 31, 1997, of the securities underlying the options and the exercise price.

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT

The following table sets forth as of March 20, 1998, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and
(iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                 Common     Options(1)    Percent
                                 Shares                     of
                                                          Class(2)
Name and Address

Wayne M. Rogers (3)(4)           51,349      25,000         15.9
11828 La Grange Avenue
Los Angeles, CA  90025

Jack M. Gertino (3)              24,485      25,000         10.3
3374 Homestead Road
Park City, UT  84060

Bill Rogers (3)                    -0-         -0-           -0-
916 N. Beverly Drive
Beverly Hills, CA  90210

The Insight Fund, LP (5)         62,240        -0-          13.7
c/o Wayne M Rogers & Co.
11828 La Grange Avenue
Los Angeles, CA  90025

Susan Harris Family Trust        51,867        -0-          11.4
c/o Wayne M Rogers & Co.
11828 La Grange Avenue
Los Angeles, CA  90025

Daniel J. Sullivan, III          41,494        -0-           9.1
16830 Ventura Blvd., #300
Encino, CA  91436

C. Anthony Thomas                41,494        -0-           9.1
   and Glenn Susan Thomas
1888 Century Park East, #400
Los Angeles, CA  90067

Paul Junger Witt Family Trust    51,867        -0-          11.4
c/o Wayne M Rogers & Co.
11828 La Grange Avenue
Los Angeles, CA  90025

All Executive officers and       138,074     50,000         37.2
  Directors as a Group (6)

(1) These figures represent options and warrants that are vested or will vest within 60 days from the date as of which information is presented in the table.

(2) These figures represent the percentage of ownership of the named individuals assuming each of them alone has exercised his or her options, warrants, or conversion rights, and percentage ownership of all officers and directors of a group assuming all such purchase or conversion rights held by such individuals are exercised.

(3) Messrs. Rogers, Gertino and Rogers are all of the officers and directors of the Company.

(4)  The share figure includes 44,087 shares held by the Wayne M.
Rogers Family Trust, in which Mr. Rogers is the trustee, and 3,631 shares held of record by Mr. Rogers' spouse.

(5)  Wayne M. Rogers is the general partner of The Insight Fund
LP and, therefore, may be deemed to have voting and investment control over the shares of stock owned by it.

(6) This figure includes the shares held by The Insight Fund LP, because Wayne M. Rogers may be deemed to have voting and investment control over such shares.

    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no proposed transactions and no transactions during the past two years to which the Company was a party and in which any officer, director, or principal stockholder, or their affiliates or associates, was also a party.

                            ITEM 13.
                EXHIBITS AND REPORTS ON FORM 8-K

      Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibits.

Exhibit    SEC Ref.    Title of Document                        Location*
  No.      No.

  1        (3)(i)      Articles of Incorporation, as amended    Fm 10-SB
                                                                Page 37

  2        (3)(ii)     By-Laws                                  Fm 10-SB
                                                                Page 41

  3        (27)        Financial Data Schedule                  This Filing
                                                                Page E-1

* Exhibit No.'s 1 and 2 are incorporated herein by this reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 21, 1997.

FORM 8-K FILINGS

No reports on Form 8-K were filed in the last calendar quarter of 1997.

                           SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      RED HORSE ENTERTAINMENT CORPORATION

Date:  March 27, 1998                 By: (Signature)
                                          Wayne M. Rogers, President

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 27, 1998            (Signature)
                                 Wayne M. Rogers, Director

Dated: March 27, 1998            (Signature)
                                 Bill Rogers, Director

Dated: March 27, 1998            (Signature)
                                 Jack Gertino, Director

                            CONTENTS


Independent Auditors' Report                                  F-2

Balance Sheet                                                 F-3

Statements of Operations                                      F-4

Statements of Stockholders' Equity                            F-5

Statements of Cash Flows                                      F-7

Notes to the Financial Statements                             F-9

                  INDEPENDENT AUDITORS' REPORT

The Board of Directors
Red Horse Entertainment Corporation
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheets of Red Horse Entertainment Corporation (a development stage company) as of December 31, 1997 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996, and from the date of inception on December 4, 1987 through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Red Horse Entertainment Corporation (a development stage company) as of December 31, 1997 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 and from the date of inception on December 4, 1987 through December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company is a development stage company with no significant operating results to date which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jones, Jensen & Company
Salt Lake City, Utah
March 3, 1998

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                          Balance Sheet


                              ASSETS

December 31,
                                                          1997
CURRENT ASSETS

 Cash                                                 $   231,482

    Total Current Assets                                  231,482

PROPERTY AND EQUIPMENT (Note 3)                               286

    TOTAL ASSETS                                      $   231,768

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                     $     2,010

    Total Current Liabilities                               2,010

STOCKHOLDERS' EQUITY

  Common stock 50,000,000 shares authorized, at $0.001
  par value; 455,073 shares issued and outstanding            455
  Additional paid-in capital                              423,353
  Deficit accumulated during the development stage       (194,050)

    Total Stockholders' Equity                            229,758

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   231,768

The accompanying notes are an integral part of the financial statements.

                 RED HORSE ENTERTAINMENT CORPORATION
                    (A Development Stage Company)
                       Statements of Operations

                                                                      From
                                                                 Inception on
                                                                  December 4,
                                   For the Years Ended              1987 to
                                       December 31,               December 31,
                                   1997           1996                1997

                                $       -      $        -        $          -

EXPENSES

  Bad debt expense                      -               -              35,000
  Outside services                    752             651               7,917
  Professional fees                10,505           1,438              64,443
  Rent                                  -               -               6,545
  Travel                                -               -              18,336
  Administrative expenses             907           1,017              24,710
  Depreciation                        134             134               1,260
  Amortization                          -               -                 472
  Interest                              -               -                 377

     Total Expenses                12,298           3,240             159,060

OTHER INCOME

  Interest income                  11,615          10,726             100,134

     Total Other Income            11,615          10,726             100,134

Net Income (Loss) Before
 Discontinued Operations             (683)          7,486             (58,926)

Loss From Discontinued
 Operations (Note 6)                    -               -            (911,314)

Gain on Disposal of
 Discontinued Operations (Note 6)       -               -             776,190

NET INCOME (LOSS)               $    (683)     $    7,486           $(194,050)

INCOME (LOSS) PER SHARE         $   (0.00)     $     0.02

WEIGHTED AVERAGE
 SHARES OUTSTANDING               455,073         455,073

The accompanying notes are an integral part of the financial statements.

                 RED HORSE ENTERTAINMENT CORPORATION
                    (A Development Stage Company)
                  Statements of Stockholders' Equity
                      December 31, 1997 and 1996


                                                                     Deficit
                                                                   Accumulated
                                                     Additional    During The
                                   Common Stock       Paid-in      Development
                                  Shares  Amount      Capital         Stage

Balances, December 4, 1987             -  $    -     $      -     $         -

Shares issued to
 incorporators for cash
 $0.60 per share - restated       13,333      13        7,987               -

Net loss for period ended
 December 31, 1987                     -       -            -            (690)

Balances, December 31, 1987       13,333      13        7,987            (690)

Shares issued at public offering
 $7.50 per share restated         38,537      39      289,001               -

Cost of public offering                -       -      (84,056)              -

Sale of warrants                       -       -          100               -

Net loss for year ended
 December 31, 1988                     -       -            -          (4,538)

Balances, December 31, 1988       51,870      52      213,032          (5,228)

Net loss for year ended
 December 31, 1989                     -       -            -          (5,073)

Balances, December 31, 1989       51,870      52      213,032         (10,301)

Net loss for year ended
 December 31, 1990                     -       -            -         (46,921)

Balances, December 31, 1990       51,870      52      213,032         (57,222)

Net loss for year ended
 December 31, 1991                     -       -            -          (8,472)

Balances, December 31, 1991       51,870  $   52    $ 213,032      $  (65,694)

The accompanying notes are an integral part of the financial statements.

                 RED HORSE ENTERTAINMENT CORPORATION
                    (A Development Stage Company)
            Statements of Stockholders' Equity (Continued)
                      December 31, 1997 and 1996



                                                                     Deficit
                                                                   Accumulated
                                                    Additional     During the
                                   Common Stock       Paid-in      Development
                                  Shares  Amount      Capital         Stage

Balances, December 31, 1991       51,870  $   52    $ 213,032     $   (65,694)

Shares issued to acquire
 100% of 127 Main
 Street, Inc.                     51,869      52          (52)              -

Net loss for year ended
 December 31, 1992                     -       -            -      (1,877,973)

Balances, December 31, 1992      103,739     104      212,980      (1,943,667)

Adjustment for fractional
 shares in 30-for-1
 reverse split                       122       -            -               -

Exercise of warrants             351,212     351      210,373               -

Net income for year ended
 December 31, 1993                     -       -            -       1,731,675

Balances, December 31, 1993      455,073     455      423,353        (211,992)

Net income for year ended
 December 31, 1994                     -       -            -           2,917

Balances, December 31, 1994      455,073     455      423,353        (209,075)

Net income for year ended
 December 31, 1995                     -       -            -           8,222

Balances, December 31, 1995      455,073     455      423,353        (200,853)

Net income for the year ended
 December 31, 1996                     -       -            -           7,486

Balances, December 31, 1996      455,073     455      423,353        (193,367)

Net loss for the year ended
  December 31, 1997                    -       -            -            (683)

Balance, December 31, 1997       455,073   $ 455    $ 423,353     $  (194,050)

The accompanying notes are an integral part of the financial statements.

                 RED HORSE ENTERTAINMENT CORPORATION
                    (A Development Stage Company)
                       Statements of Cash Flows


                                                                      From
                                                                  Inception on
                                                                   December 4,
                                              For the Years Ended    1987 to
                                                  December 31,     December 31,
                                                 1997     1996         1997

OPERATING ACTIVITIES

Net (Loss)                                      $ (683)  $7,486  $   (194,050)
 Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
    Depreciation                                   134      134         1,261
    Amortization                                     -        -           472
    Loss on disposal of discontinued operations      -        -      (776,190)
 Changes in operating assets and liabilities:
    Increase in accounts payable                 2,010        -         2,010
    Increase in accrued expenses                     -        -       286,333

    Net Cash Provided (Used)
     by Operating Activities                     1,461    7,620      (680,164)

INVESTING ACTIVITIES

  Organization expenses                              -        -       (10,925)
  Sale of fixed assets                               -        -         4,000
  Purchase of equipment and
   leasehold improvements                            -        -    (1,255,237)

    Net Cash (Used) by Investing Activities          -        -    (1,262,162)

FINANCING ACTIVITIES

  Proceeds from debentures                           -        -     1,750,000
  Proceeds from stock issuance                       -        -       212,984
  Sale warrants                                      -        -           100
  Exercise of warrants                               -        -       210,724

    Net Cash Provided by Financing Activities   $    -   $    -   $ 2,173,808

The accompanying notes are an integral part of the financial statements.

                 RED HORSE ENTERTAINMENT CORPORATION
                    (A Development Stage Company)
                       Statements of Cash Flows

                                                                       From
                                                                  Inception on
                                                                   December 4,
                                             For the Years Ended     1987 to
                                                December 31,       December 31,
                                               1997     1996          1997


INCREASE IN CASH                           $   1,461  $  7,620    $   231,482

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                   230,021   222,401              -

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                 $ 231,482  $230,021    $   231,482

SUPPLEMENTAL CASH FLOW INFORMATION

  Cash paid for interest                   $       -  $      -    $     2,133
  Cash paid for taxes                      $     800  $      -    $       800

NON CASH INVESTING ACTIVITIES

  Sale of subsidiary (Note 6)              $       -  $      -    $ 2,023,767

The accompanying notes are an integral part of the financial statements.

                  RED HORSE ENTERTAINMENT CORPORATION
                     (A Development Stage Company)
                   Notes to the Financial Statements
                      December 31, 1997 and 1996


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

       A.Recognition of Income
               The Company recognizes income and expenses on the accrual basis of accounting. The fiscal year of the Company ends on December 31.

       B. Organization Costs
               The Company's organization costs were amortized over 60 months using the straight-line method.

          C.  Loss Per Share
               The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements.

       D. Provision for Taxes
               No provision for taxes has been recorded due to operating losses at December 31, 1994, 1993 and 1992. The Company has net operating loss carryovers for both book and tax purposes of approximately $194,000 which expire in 2007 and 2008. The potential tax benefit of the loss carryovers has been offset in full by a valuation allowance.

          E.  Cash and Cash Equivalents
              The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                 RED HORSE ENTERTAINMENT CORPORATION
                    (A Development Stage Company)
                  Notes to the Financial Statements
                      December 31, 1997 and 1996


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          F.  Estimates
                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - PROPERTY AND EQUIPMENT

       Property   and   equipment  consists  of   the   following   at
       December 31, 1997:

                                                 December 31,
                                                     1997

       Office equipment                          $    1,071

       Less accumulated depreciation                   (785)

           Total Property and Equipment          $      286

       Equipment  is  being  depreciated over eight  years  using  the
       straight  line  method.   Depreciation  expense  for  the  year
       ending December 31, 1997 was $134.

NOTE 4 - PUBLIC OFFERING

       In 1988, the Company sold 38,557 units to the general public. Each unit consisted of one share of common stock and one "A" warrant that could be used to purchase one share of common stock for $22.50 per share within two years of the effective date of the offering, and one "B" warrant that could have been used to purchase one share of common stock for $37.50 per share, which expired November 8, 1993. The Company received cash of $289,040 as a result of this public offering.

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

               RED HORSE ENTERTAINMENT CORPORATION
                    (A Development Stage Company)
                  Notes to the Financial Statements
                      December 31, 1997 and 1996


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

              Revenue - 1992                                   $     40,029
              Revenue - 1993                                          4,982

                 Total Revenue                                       45,011

              Operating Expenses - 1992                             670,363
              Operating expenses - 1993                             285,962

                 Total Operating Expenses                          (956,325)

                   Loss From Discontinued Operations           $   (911,314)

              Write off of assets - 1992                       $ (1,246,097)
              Gain on assumption of debt - 1993                   2,022,287

                 Gain on Disposal of Discontinued Operations   $    776,190

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

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                   December 31, 1997 and 1996


NOTE 10 - STOCK OPTIONS

       On February 1, 1994, the Company issued options to two of its officers, for each one to purchase 25,000 shares of common stock at a price of $0.50 per share. The option is for a term of five years.