Form 10QSB
period 1998-03-31
RED HORSE ENTERTAINMENT CORP
filed 1998-05-15
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1998

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

                         (310) 473-0213
                   (Issuer's telephone number)

                         Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

APPLICABLE  ONLY  TO  ISSUERS INVOLVED IN BANKRUPTCY  PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check  whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange
Act  subsequent to the distribution of securities  under  a  plan
confirmed by a court.  Yes  [   ]   No [    ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
455,073 shares of common stock.

                           FORM 10-QSB
               RED HORSE ENTERTAINMENT CORPORATION

                              INDEX
                                                       Page
PART I.   Financial Information

          Financial Statements

          Balance Sheets - March 31, 1998 and
          December 31, 1997                               3

          Statements of Operations - Three Months
          Ended March 31, 1998 and 1997, and              5
          Inception to March 31, 1998

          Statements of Cash Flows
          Three  Months  Ended March 31,  1998  and       6
          1997, and Inception to March 31, 1998

          Notes to Consolidated Financial Statements      7

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations   9

PART II.  Other Information                              12

Signatures                                               12

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

              RED HORSE ENTERTAINMENT CORPORATION
                 (A Development Stage Company)
                         Balance Sheets


ASSETS
                                                March 31,    December 31,
                                                  1998          1997
                                              (Unaudited)
CURRENT ASSETS

   Cash                                        $  229,115     $  231,482

      Total Current Assets                        229,115        231,482

PROPERTY AND EQUIPMENT (Note 3)                       252            286

      TOTAL ASSETS                             $  229,367     $  231,768

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                             $        -     $    2,010

     Total Current Liabilities                          -          2,010

STOCKHOLDERS' EQUITY

  Common stock 50,000,000 shares authorized,
   at $0.001 par value; 455,073 shares
   issued and outstanding                             455            455
  Additional  paid-in  capital                    423,353        423,353
  Deficit accumulated during the development
   stage                                         (194,441)      (194,050)

  Total Stockholders' Equity                      229,367        229,758

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  229,367     $  231,768

The accompanying notes are an integral part of the financial statements.

                 RED HORSE ENTERTAINMENT CORPORATION
                   (A Development Stage Company)
                     Statements of Operations
                          (Unaudited)

                                                                     From
                                                                 Inception on
                                                                  December 4,
                                          For the Three            1987 to
                                      Months Ended March 31,       March 31,
                                      1998             1997          1998

REVENUES                             $    956       $   2,295    $    101,090

EXPENSES

     Bad debt expense                       -               -          35,000
     Outside services                     740             685           8,657
     Professional fees                    465               -          64,908
     Rent                                   -               -           6,545
     Travel                                 -               -          18,336
     Administrative expenses              108               -          24,818
     Depreciation                          34              54           1,294
     Amortization                           -               -             472
     Interest                               -               -             377

       Total Expenses                   1,347             739         160,407

Income (Loss) Before
   Discontinued  Operations              (391)          1,556         (59,317)

Loss From Discontinued
    Operations (Note 6)                     -               -        (911,314)

Gain on Disposal of
    Discontinued Operations                 -               -         776,190

NET INCOME (LOSS)                    $   (391)      $   1,556     $  (194,441)

NET INCOME (LOSS) PER SHARE          $   0.00       $    0.00

WEIGHTED AVERAGE
 SHARES OUTSTANDING                   455,073         455,073

The accompanying notes are an integral part of the financial statements.

                   RED HORSE ENTERTAINMENT CORPORATION
                     (A Development Stage Company)
                        Statements of Cash Flows
                              (Unaudited)

                                                                     From
                                                                 Inception on
                                                                  December 4,
                                         For the Three              1987 to
                                     Months Ended March 31,        March 31,
                                     1998             1997           1998

OPERATING ACTIVITIES

   Net  Income  (Loss)               $   (391)     $  1,556      $   (194,441)
   Adjustments to reconcile net loss
   to net cash used by operating
   activities:
    Depreciation                           34            54             1,295
    Amortization                            -             -               472
    Loss on disposal of discontinued
       operations                           -             -          (776,190)
  Changes in operating assets
   and liabilities:
    Decrease in accounts payable       (2,010)            -                 -
    Increase in accrued expenses            -             -           286,333

     Net Cash Provided (Used)
      by Operating Activities          (2,367)        1,610          (682,531)

INVESTING ACTIVITIES

  Organization expenses                     -             -           (10,925)
  Sale of fixed assets                      -             -             4,000
  Purchase of equipment and
     leasehold  improvements                -             -        (1,255,237)

     Net Cash Provided (Used)
       by  Investing Activities             -             -        (1,262,162)

FINANCING ACTIVITIES

   Proceeds  from debentures                -             -         1,750,000
   Proceeds from stock issuance             -             -           212,984
   Sale warrants                            -             -               100
   Exercise of warrants                     -             -           210,724

     Net Cash Provided (Used)
       by  Financing Activities      $      -      $      -        $2,173,808

The accompanying notes are an integral part of the financial statements.

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
              Statements of Cash Flows (Continued)
                           (Unaudited)

                                                                      From
                                                                  Inception on
                                                                   December 4,
                                          For the Three              1987 to
                                     Months Ended March 31,         March 31,
                                     1998              1997           1998

INCREASE (DECREASE) IN CASH         $   (2,367)   $    1,610      $   229,115

CASH AT BEGINNING OF
  PERIOD                               231,482       230,021                -

CASH AT END OF PERIOD               $  229,115    $  231,631      $   229,115

SUPPLEMENTAL CASH FLOW
 INFORMATION

  Cash paid for interest            $        -    $       -       $     2,133
  Cash paid for taxes               $        -    $       -       $         -

NON CASH INVESTING ACTIVITIES

   Sale  of  subsidiary             $        -    $       -       $ 2,023,767

The accompanying notes are an integral part of the financial statements.

                 RED HORSE ENTERTAINMENT CORPORATION
                    (A Development Stage Company)
                  Notes to the Financial Statements
                 March 31, 1998 and December 31, 1997


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

                 RED HORSE ENTERTAINMENT CORPORATION
                    (A Development Stage Company)
                  Notes to the Financial Statements
                 March 31, 1998 and December 31, 1997


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

NOTE 3 -  PROPERTY AND EQUIPMENT

       Property and equipment consists of the following:

                                          December 31,         March 31,
                                             1997                1998

       Office equipment                   $    1,071           $    1,071

       Less accumulated depreciation            (785)                (819)

            Total Property and Equipment  $      286           $      252

       Equipment is being depreciated over five years using the straight line method.

NOTE 4 -      PUBLIC OFFERING

       In 1988, the Company sold 1,156,000 units to the general public. Each unit consisted of one share of common stock and one "A" warrant that could be used to purchase one share of common stock for $22.50 per share within two years of the effective date of the offering, and one "B" warrant that could have been used to purchase one share of common stock for $37.50 per share, which expired November 8, 1993.

                 RED HORSE ENTERTAINMENT CORPORATION
                    (A Development Stage Company)
                  Notes to the Financial Statements
                 March 31, 1998 and December 31, 1997


NOTE 5 -      WARRANTS OUTSTANDING

       As   a   result   of   the   Company's  public   offering   the
       underwriter   purchased  a  warrant  that   entitles   him   to
       purchase 3,853 units at a price of $9.375 per unit.

       In conjunction with the Company's acquisition of 127 Main Street Corporation, the shareholders of 127 Main Street
       Corporation were granted warrants or options to purchase an aggregate of 453,093 shares of common stock of the parent Company for a period of five years at a price of $9.00 per share. As of December 31, 1996, 351,212 warrants have been exercised.

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Three Month periods Ended March 31, 1998 and 1997

The Company had no revenue from continuing operations for the three month periods ended March 31, 1998 and 1997.

General  and  administrative  expenses for  the  three  month  periods ended March 31, 1998 and 1997, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $1,347 and $739 for the three month period ended September 30, 1998 and 1997, respectively. Management believes the increase in costs is attributable to the Company's status as a reporting company under the Securities Exchange Act of 1934, which the Company obtained in the Fall of 1997.

The Company had no interest expense in the three month periods ending March 31, 1998 or 1997. Interest income in these periods of $956 and $2,295, respectively, resulted from the investment of the funds in short-term, liquid cash equivalents.

As a result of the foregoing factors, the Company realized a net loass of $391 for the three months ended March 31, 1998, as compared to a net gain of $1,556 for the same period in 1997.

Liquidity and Capital Resources

Liquidity and Capital Resources

At March 31, 1998, the Company had working capital of approximately $229,115, as compared to $229,472 at December 31,
1997. Working capital as of both dates consisted substantially of short-term investments, and cash and cash equivalents. Although the Company's most significant assets consist largely of cash and cash equivalents, the Company has no intent to become, or hold itself out to be, engaged primarily in the business of investing, reinvesting, or trading in securities. Accordingly, the Company does not anticipate being required to register pursuant to the Investment Company Act of 1940 and expects to be limited in its ability to invest in securities, other than cash equivalents and government securities, in the aggregate amount of over 40% of its assets. There can be no assurances that any investment made by the Company will not result in losses.

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

                   PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:  Attached only to the electronic filing by the Company with the Securities and Exchange Commission is the Financial Data Schedule, Exhibit Reference Number 27, in accordance with
           Item 601(c) of Regulation S-K.

REPORTS ON FORM 8-K:  None

SIGNATURES

In   accordance  with  the  requirements  of  the  Exchange  Act,  the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              RED HORSE ENTERTAINMENT, INC.

Date: May 13, 1998            By: /s/ Wayne M. Rogers, President
                                  (Duly Authorized and Principal
                                  Financial Officer)