Form 10QSB
period 1998-06-30
RED HORSE ENTERTAINMENT CORP
filed 1998-08-13
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

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

                              INDEX
                                                       Page
PART I.   Financial Information

          Financial Statements

          Balance Sheets - June 30, 1998 and
          December 31, 1997                               3

          Statements of Operations - Three Months and
          Six Months Ended June 30, 1998 and 1997, and
          Inception to June 30, 1998                      5

          Statements of Cash Flows - Three Months
          and Six Months Ended June 30, 1998 and
          1997, and Inception to June 30, 1998            6

          Notes to Consolidated Financial Statements      7

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations   9

PART II.  Other Information                              12

Signatures                                               12

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

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                         Balance Sheets


ASSETS

                                         June 30,             December 31,
                                         1998                 1997
                                         (Unaudited)

CURRENT ASSETS

 Cash                                   $  228,202           $  231,482

  Total Current Assets                     228,202              231,482

PROPERTY AND EQUIPMENT (Note 3)                218                  286

  TOTAL ASSETS                          $  228,420           $  231,768


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                       $   -                $    2,010

  Total Current Liabilities                 -                     2,010

STOCKHOLDERS' EQUITY

 Common stock 50,000,000 shares
  authorized, at $0.001 par value;
  455,073 shares issued and outstanding        455                  455
 Additional paid-in capital                423,353              423,353
 Deficit accumulated during
  the development stage                   (195,388)            (194,050)

  Total Stockholders' Equity               228,420              229,758

  TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                              $228,420            $ 231,768

The accompanying notes are an integral part of the financial statements.

                  RED HORSE ENTERTAINMENT CORPORATION
                     (A Development Stage Company)
                       Statements of Operations
                              (Unaudited)

                                                                       From
                                                                   Inception on
                                For the              For the        October 24,
                           Three Months Ended    Six Months Ended  1986 Through
                                 June 30,              June 30,       June 30,
                             1998       1997       1998       1997      1998

REVENUES                 $       -  $       -  $       -  $      -  $       -

EXPENSES

 Bad debt expense                -          -          -         -     35,000
 Outside services                -          -        740       685      8,657
 Professional fees           3,731      2,301      4,196     2,301     68,639
 Rent                            -          -          -         -      6,545
 Travel                          -          -          -         -     18,336
 Administrative expenses        10          -        118         -     24,828
 Depreciation                   34         54         68       108      1,328
 Amortization                    -          -          -         -        472
 Interest                        -          -          -         -        377

  Total Expenses             3,775      2,355      5,122     3,094    164,182

Income (Loss) Before
 Discontinued Operations    (3,775)    (2,355)    (5,122)   (3,094)  (164,182)

Loss From Discontinued
 Operations (Note 6)             -          -          -         -   (911,314)

Gain on Disposal of
 Discontinued Operations         -          -          -         -    776,190

OTHER INCOME

 Interest income             2,828      2,294      3,784     4,589    103,918

 Total Other Income          2,828      2,294      3,784     4,589    103,918

NET INCOME (LOSS)         $   (947) $     (61) $  (1,338) $  1,495  $(195,388)

NET INCOME (LOSS)
 PER SHARE                $  (0.00) $   (0.00) $   (0.00) $   0.00

WEIGHTED AVERAGE
 SHARES OUTSTANDING        455,073    455,073    455,073   455,073

                  RED HORSE ENTERTAINMENT CORPORATION
                     (A Development Stage Company)
                       Statements of Cash Flows
                              (Unaudited)

                                                                        From
                                                                    Inception on
                                      For the           For the      October 24,
                               Three Months Ended  Six Months Ended 1986 Through
                                      June 30,          June 30,       June 30,
                                    1998    1997     1998     1997       1998

OPERATING ACTIVITIES

 Net Income (Loss)                $ (947)  $ (61)  $(1,338)  $1,495  $ (195,388)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
  Depreciation                        34      54        68     108        1,329
  Amortization                         -       -         -       -          472
  Loss on disposal of discontinued
   operations                          -       -         -       -     (776,190)
 Changes in operating assets
  and liabilities:
  Decrease in  accounts payable        -       -    (2,010)      -            -
  Increase  in  accrued  expenses      -       -         -       -      286,333

   Net Cash Provided (Used)
     by Operating Activities        (913)     (7)   (3,280)  1,603     (683,444)

INVESTING ACTIVITIES

 Organization expenses                 -       -         -       -      (10,925)
 Sale of fixed assets                  -       -         -       -        4,000
 Purchase of equipment and
    leasehold  improvements            -       -         -       -   (1,255,237)

  Net Cash Provided (Used)
     by Investing Activities           -       -         -       -   (1,262,162)

FINANCING ACTIVITIES

 Proceeds  from  debentures            -       -         -       -    1,750,000
 Proceeds  from  stock  issuance       -       -         -       -      212,984
 Sale warrants                         -       -         -       -          100
 Exercise of warrants                  -       -         -       -      210,724

  Net Cash Provided (Used)
    by Financing Activities       $    -   $   -   $     -  $    -  $ 2,173,808

                  RED HORSE ENTERTAINMENT CORPORATION
                     (A Development Stage Company)
                 Statements of Cash Flows (Continued)
                              (Unaudited)


                                                                         From
                                                                    Inception on
                                    For the            For the       October 24,
                               Three Months Ended  Six Months Ended 1986 Through
                                    June 30,            June 30,        June 30,
                                 1998      1997      1998     1997        1998

INCREASE (DECREASE) IN
 CASH                         $   (913) $     (7) $  (3,280) $  1,603 $ 228,202

CASH AT BEGINNING OF
 PERIOD                        229,115   231,631    231,482   230,021         -

CASH AT END OF PERIOD         $228,202  $231,624  $ 228,202  $231,624 $ 228,202

SUPPLEMENTAL CASH FLOW
 INFORMATION

 Cash  paid  for interest     $      -  $      -  $       -  $      - $   2,133
 Cash paid for taxes          $      -  $      -  $       -  $      - $       -

NON CASH INVESTING ACTIVITIES

 Sale of subsidiary           $      -  $      -  $       -  $      - $       -

               RED HORSE ENTERTAINMENT CORPORATION
                 (A Development Stage Company)
               Notes to the Financial Statements
              June 30, 1998 and December 31, 1997


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

     C.Loss Per Share
       The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements.

     D.  Unaudited Financial Statements
       The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

              RED HORSE ENTERTAINMENT CORPORATION
                 (A Development Stage Company)
               Notes to the Financial Statements
              June 30, 1998 and December 31, 1997


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

     F.Cash and Cash Equivalents
       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     G.Estimates
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 -   PROPERTY AND EQUIPMENT

       Property and equipment consists of the following:

                                              December 31,        June 30,
                                                 1997               1998

       Office equipment                      $     1,071         $     1,071

       Less accumulated depreciation                (785)               (853)

              Total Property and Equipment   $       286         $       218

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

              RED HORSE ENTERTAINMENT CORPORATION
                 (A Development Stage Company)
               Notes to the Financial Statements
              June 30, 1998 and December 31, 1997


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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Six Month periods Ended June 30, 1998 and 1997

The Company had no revenue from continuing operations for the six month periods ended June 30, 1998 and 1997.

General and administrative expenses for the six month periods ended June 30, 1998 and 1997, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $5,122 and $3,094 for the six month periods ended June 30, 1998 and 1997, respectively. Management believes the increase in costs is attributable to the Company's status as a reporting company under the Securities Exchange Act of 1934, which the Company obtained in the Fall of 1997.

The Company had no interest expense in the six month periods ending June 30, 1998 or 1997. Interest income in these periods of $3,784 and $4,589, respectively, resulted from the investment of the funds in short-term, liquid cash equivalents.

As  a  result  of  the foregoing factors, the Company realized  a  net
loss   of  $1,338  for  the  six  months  ended  June  30,  1998,   as
compared to a net gain of $1,495 for the same period in 1997.

Liquidity and Capital Resources

At June 30, 1998, the Company had working capital of approximately $228,202, as compared to $229,472 at December 31,
1997. Working capital as of both dates consisted substantially of short-term investments, and cash and cash equivalents. Although the Company's most significant assets consist largely of cash and cash equivalents, the Company has no intent to become, or hold itself out to be, engaged primarily in the business of investing, reinvesting, or trading in securities. Accordingly, the Company does not anticipate being required to register pursuant to the Investment Company Act of 1940 and expects to be limited in its ability to invest in securities, other than cash equivalents and government securities, in the aggregate amount of over 40% of its assets. There can be no assurances that any investment made by the Company will not result in losses.

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

                   PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:  Included only with the electronic filing of this report is the
           Financial Data Schedule for the six month period ended June 30, 1998 (Exhibit Ref. No. 27).

REPORTS ON FORM 8-K:  None

SIGNATURES

In   accordance  with  the  requirements  of  the  Exchange  Act,  the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              RED HORSE ENTERTAINMENT, INC.


Date: August 13, 1998         By: /s/ Wayne M. Rogers, President
                                 (Duly Authorized and Principal
                                  Financial Officer)