Form 10QSB
period 1998-09-30
RED HORSE ENTERTAINMENT CORP
filed 1998-11-12
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

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

                              INDEX
                                                       Page
PART I.   Financial Information

          Financial Statements

          Balance Sheets - September 30, 1998 and
          December 31, 1997                               3

          Statements of Operations - Three Months and
          Nine Months Ended September 30, 1998 and
          1997, and Inception to September 30, 1998       4

          Statements of Cash Flows - Three Months
          and Nine Months Ended September 30, 1998
          and 1997, and Inception to September 30, 1998   5

          Notes to Consolidated Financial Statements      7

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations  10

PART II.  Other Information                              11

Signatures                                               11

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

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                         Balance Sheets


ASSETS

                                            September 30,         December 31,
                                                1998                  1997
                                             (Unaudited)

CURRENT ASSETS

 Cash                                       $  231,112            $  231,482

  Total Current Assets                         231,112               231,482

PROPERTY AND EQUIPMENT (Note 3)                    184                   286

TOTAL ASSETS                                $  231,296            $  231,768


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                           $       -             $    2,010

  Total Current Liabilities                         -                  2,010

STOCKHOLDERS' EQUITY

 Common stock 50,000,000 shares authorized,
 at $0.001 par value; 455,073 shares
 issued and outstanding                          455                     455
 Additional paid-in capital                  423,353                 423,353
 Deficit accumulated
   during the development stage             (192,512)               (194,050)

  Total Stockholders' Equity                 231,296                 229,758

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $   231,296              $  231,768

The accompanying notes are an integral part of the financial statements.

                  RED HORSE ENTERTAINMENT CORPORATION
                     (A Development Stage Company)
                       Statements of Operations
                              (Unaudited)

                                                                     From
                                                                 Inception on
                                For the            For the        October 24,
                          Three Months Ended  Nine Months Ended  1986 Through
                           September 30,      September 30,      September 30,
                            1998      1997       1998    1997        1998

REVENUES                  $     -   $     -    $     -  $     -    $       -

EXPENSES

 Bad debt expense               -         -          -        -       35,000
 Outside services             450         -      1,190      685        9,107
 Professional fees            765     1,879      4,961    4,180       69,404
 Rent                           -         -          -        -        6,545
 Travel                         -         -          -        -       18,336
 Administrative expenses        -       896        118      896       24,828
 Depreciation                  34        54        102      162        1,362
 Amortization                   -         -          -        -          472
 Interest                       -         -          -        -          377

  Total Expenses            1,249     2,829      6,371    5,923      165,431

Income (Loss) Before
  Discontinued Operations  (1,249)   (2,829)    (6,371)  (5,923)    (165,431)

Loss From Discontinued
 Operations (Note 6)            -         -          -        -     (911,314)

Gain on Disposal of
 Discontinued Operations        -         -          -        -      776,190

OTHER INCOME

 Interest income            4,125     2,763      7,909    7,352      108,043

  Total Other Income        4,125     2,763      7,909    7,352      108,043

NET INCOME (LOSS)         $ 2,876   $   (66)   $ 1,538  $ 1,429    $(192,512)

BASIC NET INCOME (LOSS)
 PER SHARE                $  0.00   $  0.00    $  0.00  $  0.00

BASIC WEIGHTED AVERAGE
 SHARES OUTSTANDING       455,073   455,073    455,073  455,073

The accompanying notes are an integral part of the financial statements.

                  RED HORSE ENTERTAINMENT CORPORATION
                     (A Development Stage Company)
                       Statements of Cash Flows
                              (Unaudited)


                                                                     From
                                                                 Inception on
                               For the           For the          October 24,
                         Three Months Ended  Nine Months Ended   1986 Through
                            September 30,      September 30,     September 30,
                            1998     1997      1998     1997         1998

OPERATING ACTIVITIES

 Net Income (Loss)        $ 2,877  $   (66)  $ 1,539  $ 1,429     $  (192,512)
 Adjustments to reconcile
  net loss to net cash
  used by operating
  activities:
   Depreciation                33       54       101      162           1,363
   Amortization                 -        -         -        -             472
   Loss on disposal of
    discontinued
    operations                  -        -         -        -        (776,190)
 Changes in operating
  assets and
  liabilities:
   Decrease in accounts
    payable                     -        -    (2,010)       -               -
   Increase in accrued
    expenses                    -        -         -        -         286,333

   Net Cash Provided
    (Used) by
    Operating Activities    2,910      (12)     (370)   1,591        (680,534)

INVESTING ACTIVITIES

 Organization expenses          -        -         -        -         (10,925)
 Sale of fixed assets           -        -         -        -           4,000
 Purchase of equipment and
  leasehold improvements        -        -         -        -      (1,255,237)

  Net Cash Provided (Used)
   by Investing Activities      -        -         -        -      (1,262,162)

FINANCING ACTIVITIES

 Proceeds from debentures       -        -         -        -       1,750,000
 Proceeds from stock
  issuance                      -        -         -        -         212,984
 Sale warrants                  -        -         -        -             100
 Exercise of warrants           -        -         -        -         210,724

   Net Cash Provided
    (Used) by
    Financing Activities  $     -  $     -   $     -  $     -      $2,173,808

The accompanying notes are an integral part of the financial statements.

                  RED HORSE ENTERTAINMENT CORPORATION
                     (A Development Stage Company)
                 Statements of Cash Flows (Continued)
                              (Unaudited)


                                                                     From
                                                                 Inception on
                             For the             For the          October 24,
                         Three Months Ended  Nine Months Ended   1986 Through
                           September 30,       September 30,     September 30,
                            1998      1997       1998     1997       1998

INCREASE (DECREASE) IN
  CASH                   $  2,910  $    (12)   $   (370) $  1,591  $ 231,112

CASH AT BEGINNING OF
 PERIOD                   228,202   231,624     231,482   230,021     -

CASH AT END OF PERIOD    $231,112  $231,612    $231,112  $231,612  $ 231,112

SUPPLEMENTAL CASH FLOW
 INFORMATION

 Cash paid for interest  $      -  $      -    $      -  $      -  $   2,133
 Cash paid for taxes     $      -  $      -    $      -  $      -  $       -

NON CASH INVESTING
 ACTIVITIES

 Sale of subsidiary      $      -  $      -    $      -  $      -   $      -

The accompanying notes are an integral part of the financial statements.

               RED HORSE ENTERTAINMENT CORPORATION
                 (A Development Stage Company)
               Notes to the Financial Statements
            September 30, 1998 and December 31, 1997


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

              RED HORSE ENTERTAINMENT CORPORATION
                 (A Development Stage Company)
               Notes to the Financial Statements
            September 30, 1998 and December 31, 1997


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

NOTE 3 -   PROPERTY AND EQUIPMENT

       Property and equipment consists of the following:

                                          December 31,      September 30,
                                              1997              1998

       Office equipment                   $     1,071       $     1,071

       Less accumulated depreciation             (785)             (887)

          Total Property and Equipment    $       286       $       184

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

              RED HORSE ENTERTAINMENT CORPORATION
                 (A Development Stage Company)
               Notes to the Financial Statements
            September 30, 1998 and December 31, 1997


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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Nine Month periods Ended September 30, 1998 and 1997

The Company had no revenue from continuing operations for the nine month periods ended September 30, 1998 and 1997.

General and administrative expenses for the nine month periods ended September 30, 1998 and 1997, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $6,371 and $5,927 for the nine month periods ended September 30, 1998 and 1997, respectively.

The Company had no interest expense in the nine month periods ending September 30, 1998 or 1997. Interest income in these periods of $7,909 and $7,352, respectively, resulted from the investment of funds in short-term, liquid cash equivalents.

As a result of the foregoing factors, the Company realized net income of $1,538 for the nine months ended September 30, 1998, as compared to a net gain of $1,429 for the same period in 1997.

Liquidity and Capital Resources

At September 30, 1998, the Company had working capital of approximately $231,112, as compared to $229,472 at December 31,
1997. Working capital as of both dates consisted substantially of short-term investments, and cash and cash equivalents. Although the Company's most significant assets consist largely of cash and cash equivalents, the Company has no intent to become, or hold itself out to be, engaged primarily in the business of investing, reinvesting, or trading in securities. Accordingly, the Company does not anticipate being required to register pursuant to the Investment Company Act of 1940 and expects to be limited in its ability to invest in securities, other than cash equivalents and government securities, in the aggregate amount of over 40% of its assets. There can be no assurances that any investment made by the Company will not result in losses.

Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

                   PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:    Included  only  with  the  electronic  filing   of   this
report is the Financial Data Schedule for the nine month period ended September 30, 1998 (Exhibit Ref. No. 27).

REPORTS ON FORM 8-K:  None

SIGNATURES

In   accordance  with  the  requirements  of  the  Exchange  Act,  the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   RED HORSE ENTERTAINMENT, INC.

Date:   Novmeber 13, 1998          By: /s/ Wayne M. Rogers, President
                                      (Duly Authorized and Principal
                                       Financial Officer)