Form 10KSB
period 1998-12-31
RED HORSE ENTERTAINMENT CORP
filed 1999-03-30
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           FORM 10-KSB


[X]   Annual  report  pursuant to section  13  or  15(d)  of  the
Securities  Exchange  Act  of 1934  for  the  fiscal  year  ended
December 31, 1998, or

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

                 Common Stock, Par Value $0.001

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues (consisting only of interest income) for its most recent fiscal year: $10,565.

The aggregate market value of voting stock held by non-affiliates computed on the basis of the last sale price on March 5, 1999, was $198,124.

As of December 31, 1998, the Registrant had outstanding 455,073 shares of Common Stock, par value $0.001.

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

Part II

5.   Market  for  Common Equity and  Related  Stockholder       7
     Matters

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

11.  Security Ownership of Certain Beneficial Owners  and      10
     Management

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

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called "tax-free" event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the "Code"). In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving
entity.   In  such event, the shareholders of the  Company  would
retain less than 20% of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax-
free   treatment  of  certain  business  reorganizations  between corporate  entities  where  one corporation  is  merged  with  or
acquires   the  securities  or  assets  of  another  corporation.
Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company's voting securities. It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the voting stock of
the  surviving  entity.   Consequently, there  is  a  substantial
possibility that the shareholders of the Company immediately prior to the transaction would retain less than 50% of the issued
and  outstanding  shares  of  the surviving  entity.   Therefore,
regardless  of the form of the business acquisition,  it  may  be
anticipated   that   stockholders  immediately   prior   to   the
transaction will experience a significant reduction in their percentage of ownership in the Company.

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

No matter was submitted to a vote of security holders in the fourth quarter of 1998.

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

Calendar Quarter Ended      High Bid              Low Bid

March 31, 1997               $0.625                $0.625
June 30, 1997                $0.625                $0.625
September 30, 1997           $0.625                $0.375
December 31, 1997            $0.500                $0.375

March 31, 1998               $0.625                $0.500
June 30, 1998                $0.625                $0.625
September 30, 1998           $0.625                $0.625
December 31, 1998            $0.625                $0.625

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

At March 19, 1999, there were approximately 153 holders of record of the Company's Common Stock.

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION
                    AND RESULTS OF OPERATIONS

Results of Operations

Years Ended December 31, 1998 and 1997

The Company had no revenue from continuing operations for the years ended December 31, 1998 and 1997.

General and administrative expenses for the years ended December 31, 1998 and 1997, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $7,812 and $12,298 for 1998 and 1997, respectively. General and administrative expenses in 1997 were greater than in 1998 primarily due to increases in professional fees resulting from the Company's preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934.
The Company had no interest expense in 1998 or 1997. Interest income resulted from the investment of funds in short-term, liquid cash equivalents. Interest income was $10,565 and $11,615 in 1998 and 1997, respectively.

As a result of the foregoing factors, the Company realized a net gain of $2,753 in 1998, as compared to a net loss of $683 for 1997.

Liquidity and Capital Resources

At December 31, 1998, the Company had working capital of approximately $232,359, as compared to $229,758 at December 31, 1997. Working capital as of both dates consisted substantially of short-term investments, and cash and cash equivalents. Although the Company's most significant assets consist largely of cash and cash equivalents, the Company has no intent to become, or hold itself out to be, engaged primarily in the business of investing, reinvesting, or trading in securities. Accordingly, the Company does not intend to register under the Investment Company Act of 1940.

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


Name                Age  Positions                       Since

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

On acquisition of a business, it is possible that current management will resign and be replaced by persons associated with the business acquired, particularly if the Company participates in a business by effecting a stock exchange, merger, or consolidation. In the event that any member of current management remains after effecting a business acquisition, that member's time commitment and compensation will likely be adjusted based on the nature and location of such business and the services required, which cannot now be foreseen.
The following table sets forth certain information with respect to unexercised options held by the Named Executive Officers as of December 31, 1998. No outstanding options held by the Named Executive Officers were exercised in 1998, and all options expired in February 1999 without being exercised.

Name and         Number of Securities      Value of Unexercised
Principal       Underlying Unexercised     In-the-Money Options
Position         Options at FY End (#)       at FY End ($) (1)

              Exerciseable/Unexerciseable  Exerciseable/Unexerciseable

Wayne M. Rogers       25,000/ -0-                 -0-/ -0-
  President

Jack M. Gertino       25,000/ -0-                 -0-/ -0-
  Director


(1) This value is determined on the basis of the difference between the high bid price during the calendar quarter ended
December 31, 1998, of the securities underlying the options and the exercise price.

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT

The following table sets forth as of March 19, 1999, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and
(iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                Common              Percent of
                                Shares                Class

Name and Address

Wayne M. Rogers (1)(2)          51,349                 11.3
11828 La Grange Avenue
Los Angeles, CA 90025

Jack M. Gertino (1)             24,485                 5.4
3374 Homestead Road
Park City, UT  84060

Bill Rogers (1)                  -0-                   -0-
916 N. Beverly Drive
Beverly  Hills, CA 90210

The Insight Fund, LP (3)        62,240                 13.7
c/o Wayne M Rogers & Co.
11828 La Grange Avenue
Los Angeles, CA 90025

Susan Harris Family Trust       51,867                 11.4
c/o Wayne M Rogers & Co.
11828 La Grange Avenue
Los Angeles, CA 90025

Daniel J. Sullivan, III         41,494                 9.1
16830 Ventura Blvd., #300
Encino, CA  91436

C. Anthony Thomas               41,494                 9.1
  and  Glenn Susan Thomas
1888 Century Park East, #400
Los Angeles, CA 90067

Paul Junger Witt Family Trust   51,867                 11.4
c/o Wayne M Rogers & Co.
11828 La Grange Avenue
Los Angeles, CA 90025

All Executive officers and     138,074                 30.3
  Directors as a Group (4)

(1) Messrs. Rogers, Gertino and Rogers are all of the officers and directors of the Company.

(2)  The share figure includes 44,087 shares held by the Wayne M.
Rogers Family Trust, in which Mr. Rogers is the trustee, and 3,631 shares held of record by Mr. Rogers' spouse.

(3)   Wayne M. Rogers is the general partner of The Insight  Fund
LP and, therefore, may be deemed to have voting and investment control over the shares of stock owned by it.

(4) This figure includes the shares held by The Insight Fund LP, because Wayne M. Rogers may be deemed to have voting and investment control over such shares.
    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Exhibits.

Exhibi    SEC    Title of Document                    Location*
  t       Ref.
 No.      No.

  1      (3)(i)  Articles of Incorporation, as         Fm 10-SB
                 amended                               Page 37

  2     (3)(ii)  By-Laws                               Fm 10-SB
                                                       Page 41

  3       (27)   Financial Data Schedules                This
                                                        Filing
                                                       Page E-1

* Exhibit No.'s 1 and 2 are incorporated herein by this reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 21, 1997.

FORM 8-K FILINGS

No reports on Form 8-K were filed in the last calendar quarter of 1998.


                           SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RED HORSE ENTERTAINMENT CORPORATION

Date:   March  29, 1999                By: /s/ Wayne M. Rogers, President

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 29, 1999                   /s/ Wayne M. Rogers, Director


Dated: March 29, 1999                   /s/ Bill Rogers, Director


Dated: March 29, 1999                  /s/ Jack Gertino, Director

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)

                      Financial Statements

                   December 31, 1998 and 1997

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

Statements of Cash Flows                                      F-7

Notes to the Financial Statements                             F-9

                INDEPENDENT AUDITORS' REPORT


The Board of Directors
Red Horse Entertainment Corporation
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheets of Red Horse Entertainment Corporation (a development stage company) as of December 31, 1998 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997 and from the date of inception on December 4, 1987 through December 31, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Red Horse Entertainment Corporation (a development stage company) as of December 31, 1998 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and from the date of inception on December 4, 1987 through December 31, 1998 in conformity with generally accepted accounting principles.

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


Jones, Jensen & Company
Salt Lake City, Utah
February 8, 1999

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                          Balance Sheet


                             ASSETS

                                                     December 31,
                                                     1998

CURRENT ASSETS

 Cash                                               $  232,359

  Total Current Assets                                 232,359

PROPERTY AND EQUIPMENT (Note 3)                            152

  TOTAL ASSETS                                      $  232,511


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                   $        -

  Total Current Liabilities                                  -

STOCKHOLDERS' EQUITY

 Common stock; 50,000,000 shares authorized at
  $0.001 par value;
   455,073 shares issued and outstanding                   455
 Additional paid-in capital                            423,353
 Deficit accumulated during the development stage     (191,297)

  Total Stockholders' Equity                           232,511

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  232,511

              RED HORSE ENTERTAINMENT CORPORATION
                 (A Development Stage Company)
                    Statements of Operations

                                                               From
                                                           Inception on
                                                           December 4,
                                  For the Years Ended        1987 to
                                    December 31,           December 31,
                                 1998          1997           1998

REVENUES                     $      -      $      -       $       -

EXPENSES

 Bad debt expense                   -             -          35,000
 Outside services                 740           752           8,657
 Professional fees              6,212        10,505          70,655
 Rent                               -             -           6,545
 Travel                             -             -          18,336
 Administrative expenses          726           907          25,436
 Depreciation                     134           134           1,394
 Amortization                       -             -             472
 Interest                           -             -             377

  Total Expenses                7,812        12,298         166,872

OTHER INCOME

 Interest income               10,565        11,615         110,699

  Total Other Income           10,565        11,615         110,699

NET INCOME (LOSS) BEFORE
 DISCONTINUED OPERATIONS        2,753          (683)        (56,173)

LOSS FROM DISCONTINUED
 OPERATIONS (Note 6)                -             -        (911,314)

GAIN ON DISPOSAL OF
 DISCONTINUED OPERATIONS
 (Note 6)                           -             -         776,190

NET INCOME (LOSS)           $   2,753     $    (683)    $  (191,297)

BASIC INCOME (LOSS) PER SHARE   $0.01     $   (0.00)

WEIGHTED AVERAGE
 SHARES OUTSTANDING           455,073       455,073

              RED HORSE ENTERTAINMENT CORPORATION
                 (A Development Stage Company)
               Statements of Stockholders' Equity

                                                                   Deficit
                                                                    Accumulated
                                                        Additional  During The
                                     Common Stock        Paid-in    Development
                                   Shares    Amount      Capital       Stage

Balances, December 4, 1987             -   $      -     $      -     $      -

Shares issued to
 incorporators for cash
 $0.60 per share-restated         13,333         13        7,987            -

Net loss for period ended
 December 31, 1987                     -          -            -         (690)

Balances, December 31, 1987       13,333         13        7,987         (690)

Shares issued at public offering
 $7.50 per share restated         38,537         39      289,001            -

Cost of public offering                -          -      (84,056)           -

Sale of warrants                       -          -          100            -

Net loss for year ended
 December 31, 1988                     -          -            -       (4,538)

Balances, December 31, 1988       51,870         52      213,032       (5,228)

Net loss for year ended
 December 31, 1989                     -          -            -       (5,073)

Balances, December 31, 1989       51,870         52      213,032      (10,301)

Net loss for year ended
 December 31, 1990                     -          -            -      (46,921)

Balances, December 31, 1990       51,870         52       213,032     (57,222)

Net loss for year ended
 December 31, 1991                     -          -             -      (8,472)

Balances, December 31, 1991       51,870    $    52    $  213,032   $ (65,694)

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

               RED HORSE ENTERTAINMENT CORPORATION
                    (A Development Stage Company)
            Statements of Stockholders' Equity (Continued)


                                                                  Deficit
                                                                Accumulated
                                                   Additional    During the
                                  Common Stock      Paid-in     Development
                                Shares    Amount    Capital        Stage

Balance, December 31, 1997     455,073   $   455   $ 423,353   $  (194,050)

Net income for the year ended
 December 31, 1998                   -         -           -         2,753

Balance, December 31, 1998     455,073   $   455   $ 423,353   $  (191,297)

               RED HORSE ENTERTAINMENT CORPORATION
                    (A Development Stage Company)
                       Statements of Cash Flows

                                                                    From
                                                                Inception on
                                                                 December 4,
                                            For the Years Ended    1987 to
                                               December 31,      December 31,
                                             1998        1997       1998

CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                          $  2,753    $ (683)  $ (191,297)
 Adjustments to reconcile net loss to net
  cash provided (used) by operating
  activities:
   Depreciation                                  134       134        1,395
   Amortization                                    -         -          472
   Loss on disposal of discontinued operations     -         -     (776,190)
 Changes in operating assets and liabilities:
  Increase (decrease) in accounts payable     (2,010)    2,010            -
  Increase in accrued expenses                     -         -      286,333

   Net Cash Provided (Used) by
    Operating Activities                         877     1,461     (679,287)

CASH FLOWS FROM INVESTING ACTIVITIES

 Organization expenses                             -         -      (10,925)
 Sale of fixed assets                              -         -        4,000
 Purchase of equipment and
  leasehold improvements                           -         -   (1,255,237)

   Net Cash (Used) by
    Investing Activities                           -         -   (1,262,162)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from debentures                          -         -    1,750,000
 Proceeds from stock issuance                      -         -      212,984
 Sale warrants                                     -         -          100
 Exercise of warrants                              -         -      210,724

   Net Cash Provided by
    Financing Activities                           -         -    2,173,808

INCREASE IN CASH AND CASH EQUIVALENTS            877     1,461      232,359

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                   231,482   230,021            -

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                $  232,359 $ 231,482   $  232,359


                 RED HORSE ENTERTAINMENT CORPORATION
                    (A Development Stage Company)
                 Statements of Cash Flows (Continued)


                                                                      From
                                                                 Inception on
                                                                  December 4,
                                            For the Years Ended     1987 to
                                               December 31,       December 31,
                                             1998         1997       1998

SUPPLEMENTAL CASH FLOW INFORMATION

  Cash paid for interest                    $    -     $    -    $     2,133
  Cash paid for taxes                       $    -     $    -    $         -

NON CASH INVESTING ACTIVITIES

  Sale of subsidiary (Note 6)               $    -     $    -    $ 2,023,767

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 1998


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

       b.  Basic Loss Per Share

       The  computation of basic loss per share of  common  stock
       is   based  on  the  weighted  average  number  of  shares
       outstanding   during   the   period   of   the   financial
       statements.

 .      c.  Provision for Taxes

       No provision for taxes has been recorded due to operating losses at December 31, 1994, 1993 and 1992. The Company has net operating loss carryovers for both book and tax purposes of approximately $192,000 which expire in 2007 and 2008. The potential tax benefit of the loss carryovers has been offset in full by a valuation allowance.





              RED HORSE ENTERTAINMENT CORPORATION
                 (A Development Stage Company)
               Notes to the Financial Statements
                       December 31, 1998


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       d.  Cash and Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       e.  Estimates

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

NOTE 3 -  PROPERTY AND EQUIPMENT

       Property and equipment consists of the following at December 31, 1998:

                                                    December 31,
                                                        1998

       Office equipment                            $     1,071

       Less accumulated depreciation                      (919)

            Total Property and Equipment           $       152

       Equipment is being depreciated over eight years using the straight line method. Depreciation expense for the years ending December 31, 1998 and 1997 was $ 134 and $134, respectively.

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



               RED HORSE ENTERTAINMENT CORPORATION
                 (A Development Stage Company)
               Notes to the Financial Statements
                       December 31, 1998


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

            Revenue - 1992                                 $    40,029
            Revenue - 1993                                       4,982

             Total Revenue                                      45,011

            Operating expenses - 1992                          670,363
            Operating expenses - 1993                          285,962

             Total Operating Expenses                          956,325

               Loss from Discontinued Operations            $ (911,314)

            Write off of assets - 1992                     $(1,246,097)
            Gain on assumption of debt - 1993                2,022,287

               Gain on Disposal of Discontinued Operations    $776,190

NOTE 7 -    DISPOSAL OF SUBSIDIARY - RELATED PARTY TRANSACTION

       On March 19, 1994, the Company entered into a stock purchase agreement whereby two officers of the Company purchased all of the outstanding shares of the Company's former subsidiary, 127 Main Street Corporation. The shares were sold for the nominal amount of $500.





               RED HORSE ENTERTAINMENT CORPORATION
                 (A Development Stage Company)
               Notes to the Financial Statements
                       December 31, 1998


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

NOTE 11 - CONCENTRATIONS OF RISK

       The Company maintains a money market investment account which accounts for $232,217 of the balance of cash. The account is not insured by the FDIC, nor is it guaranteed by the bank. The investment is subject to investment risk, including potential principle loss.