Form 10QSB
period 1999-03-31
RED HORSE ENTERTAINMENT CORP
filed 1999-05-19
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

APPLICABLE  ONLY  TO  ISSUERS INVOLVED IN BANKRUPTCY  PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

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

                              INDEX
                                                       Page
PART I.   Financial Information

          Financial Statements

          Balance Sheets - March 31, 1999 and
          December 31, 1998                               3

          Statements of Operations - Three Months
          Ended March 31, 1999 and 1998, and
          Inception to March 31, 1999                     4

          Statements of Cash Flows - Three Months
          Ended March 31, 1999 and 1998,
          and Inception to March 31, 1999                 5

          Notes to Consolidated Financial Statements      7

          Management's Discussion and Analysis of
          Financial   Condition  and   Results   of      11
          Operations

PART II.  Other Information                              12

Signatures                                               12

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

              RED HORSE ENTERTAINMENT CORPORATION
                 (A Development Stage Company)
                         Balance Sheets


                              ASSETS
                                                     March 31,     December 31,
                                                       1999            1998
                                                    (Unaudited)
CURRENT ASSETS

  Cash                                              $  229,400     $   232,359

     Total Current Assets                              229,400         232,359

PROPERTY AND EQUIPMENT (Note 3)                              -             152

     TOTAL ASSETS                                   $  229,400     $   232,511


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                  $        -     $         -

     Total Current Liabilities                               -               -

STOCKHOLDERS' EQUITY

  Common stock 50,000,000 shares authorized,
  at $0.001 par value; 455,073 shares issued
  and outstanding                                          455             455
  Additional paid-in capital                           423,353         423,353
  Deficit accumulated during the development stage    (194,408)       (191,297)

     Total Stockholders' Equity                        229,400         232,511

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  229,400      $  232,511


The accompanying notes are an integral part of these financial statements

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)

                                                                       From
                                                                    Inception on
                                                                     December 4,
                                      For the Three Months Ended      1987 to
                                         Months Ended March 31,      March 31,
                                        1998               1999        1999

REVENUES                              $        -       $       -   $         -

EXPENSES

 Bad debt expense                              -               -        35,000
 Outside services                            740           1,196         9,853
 Professional fees                           465           1,911        72,566
 Rent                                          -               -         6,545
 Travel                                        -               -        18,336
 Administrative expenses                     108           2,085        27,521
 Depreciation                                 34             152         1,546
 Amortization                                  -               -           472
 Interest                                      -               -           377

  Total Expenses                           1,347           5,344       172,216

OTHER INCOME

 Interest income                             956           2,233       112,932

  Total Other Income                         956           2,233       112,932

NET INCOME (LOSS) BEFORE
 DISCONTINUED OPERATIONS                    (391)         (3,111)      (59,284)

LOSS FROM DISCONTINUED
 OPERATIONS (Note 6)                           -               -      (911,314)

GAIN ON DISPOSAL OF
 DISCONTINUED OPERATIONS (Note 6)              -               -       776,190

NET INCOME (LOSS)                     $     (391)      $  (3,111)  $  (194,408)

BASIC INCOME (LOSS) PER SHARE         $    (0.00)      $   (0.01)

WEIGHTED AVERAGE SHARES
 OUTSTANDING                             455,073         455,073


The accompanying notes are an integral part of these financial statements

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)

                                                                       From
                                                                    Inception on
                                                                    December 4,
                                       For the Three Months Ended     1987 to
                                          Months Ended March 31,    March 31,
                                           1998           1999         1999

CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                      $   (391)     $  (3,111)  $   (194,408)
 Adjustments to reconcile net loss
  to net cash provided (used) by
  operating activities:
  Depreciation                                34            152          1,546
  Amortization                                 -              -            472
  Loss on disposal of discontinued
   operations                                  -              -       (776,190)
 Changes in operating assets ad
  liabilities:
  Increase (decrease) in accounts
   payable                                (2,010)             -              -
  Increase in accrued expenses                 -              -        286,334

   Net Cash Provided (Used) by
     Operating Activities                 (2,367)        (2,959)      (682,246)

CASH FLOWS FROM INVESTING ACTIVITIES

 Organization expenses                         -              -        (10,925)
 Sale of fixed assets                          -              -          4,000
 Purchase of equipment and leasehold
  improvements                                 -              -     (1,255,237)

   Net Cash (Used) by Investing
    Activities                                 -              -     (1,262,162)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from debentures                      -              -      1,750,000
 Proceeds from stock issuance                  -              -        212,984
 Sale warrants                                 -              -            100
 Exercise of warrants                          -              -        210,724

   Net Cash Provided by Financing
    Activities                                 -              -      2,173,808

INCREASE IN CASH AND CASH EQUIVALENTS     (2,367)        (2,959)       229,400

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                    231,482        232,359              -

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                              $  229,115     $  229,400      $ 229,400


The accompanying notes are an integral part of these financial statements.

                RED HORSE ENTERTAINMENT CORPORATION
                   (A Development Stage Company)
               Statements of Cash Flows (Continued)
                            (Unaudited)


                                                                      From
                                                                  Inception on
                                                                    December 4,
                                      For the Three Months Ended     1987 to
                                         Months Ended March 31,     March 31,
                                           1998        1999           1999

SUPPLEMENTAL CASH FLOW INFORMATION

 Cash paid for interest                 $     -       $    -       $     2,133
 Cash paid for taxes                    $     -       $    -       $         -

NON-CASH INVESTING ACTIVITIES

 Sale of subsidiary (Note 6)            $     -       $    -       $ 2,023,767


The accompanying notes are an integral part of these financial statements.

              RED HORSE ENTERTAINMENT CORPORATION
                 (A Development Stage Company)
               Notes to the Financial Statements
              March 31, 1999 and December 31, 1998


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

              RED HORSE ENTERTAINMENT CORPORATION
                 (A Development Stage Company)
               Notes to the Financial Statements
              March 31, 1999 and December 31, 1998

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

       f.  Unaudited Financial Statements

       The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

NOTE 3 -  PROPERTY AND EQUIPMENT

       Property and equipment consists of the following:
                                                  March 31,       December 31,
                                                    1999              1998

       Office equipment                           $   1,071       $      1,071

       Less accumulated depreciation                 (1,071)            (  919)

           Total Property and Equipment           $       -       $        152

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

               RED HORSE ENTERTAINMENT CORPORATION
                 (A Development Stage Company)
               Notes to the Financial Statements
              March 31, 1999 and December 31, 1998

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

               RED HORSE ENTERTAINMENT CORPORATION
                 (A Development Stage Company)
               Notes to the Financial Statements
              March 31, 1999 and December 31, 1998


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

NOTE 11 - CONCENTRATIONS OF RISK

       The Company maintains a money market investment account which accounts for $225,450 of the balance of cash. The account is not insured by the FDIC, nor is it guaranteed by the bank. The investment is subject to investment risk, including potential principle loss.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Month periods Ended March 31, 1999 and 1998

The Company had no revenue from continuing operations for the three-month periods ended March 31, 1999 and 1998.

General and administrative expenses for the three month periods ended March 31, 1999 and 1998, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $5,344 and $1,347 for the three-month periods ended March 31, 1999 and 1998, respectively.

Interest income in the three-month periods ended March 31, 1999 and 1998, was $2,233 and $956, respectively, resulted from the investment of funds in short-term, liquid cash equivalents.

As a result of the foregoing factors, the Company realized a net loss of $3,111 for the three months ended March 31, 1999, as compared to a net loss of $391 for the same period in 1998.

Liquidity and Capital Resources

At March 31, 1999, the Company had working capital of approximately $229,400, as compared to $232,359 at December 31, 1998. Working capital as of both dates consisted substantially of short-term investments, and cash and cash equivalents. Although the Company's most significant assets consist largely of cash and cash equivalents, the Company has no intent to become, or hold itself out to be, engaged primarily in the business of investing, reinvesting, or trading in securities. Accordingly, the Company does not anticipate being required to register pursuant to the Investment Company Act of 1940 and expects to be limited in its ability to invest in securities, other than cash equivalents and government securities, in the aggregate amount of over 40% of its assets. There can be no assurances that any investment made by the Company will not result in losses.

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

                   PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:   Included  only  with the  electronic  filing  of  this
report is the Financial Data Schedule for the three-month period ended March 31, 1999 (Exhibit Ref. No. 27).

REPORTS ON FORM 8-K:  None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   RED HORSE ENTERTAINMENT CORPORATION

Date: May 14, 1999                 By: /s/ Jack Gertino, Secretary