Form 10QSB
period 1999-06-30
RED HORSE ENTERTAINMENT CORP
filed 1999-08-13
CIK 828878

2

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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

                              INDEX
                                                       Page
PART I.   Financial Information

          Item 1. Financial Statements

          Balance Sheets - June 30, 1999 (unaudited)
          and December 31, 1998                              3

          Statements of Operations - Three Months and
          Six  Months Ended June 31, 1999 and 1998, and
          Inception to June 30, 1999 (unaudited)             4

          Statements of Cash Flows - Three  Months and
          Six Months Ended June 30, 1999 and 1998, and
          Inception to June 30.1999 (unaudited)              5

          Notes to Financial Statements                      7

          Item 2. Management's Discussion and Analysis of
          Financial Condition or Plan of Operation          11

PART II.  Other Information

          Item 5. Other Information                         12

          Item 6. Exhibits and Reports on Form 8-K          12

Signatures                                                  12
es

                             PART I.
                      Financial Information

Item 1.  Financial Statements

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

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                         June 30,       December 31,
                                           1999             1998
                                         (Unaudited)

CURRENT ASSETS

 Cash                                         $ 229,745    $ 232,359
 Accounts receivable - related party                 64            -

  Total Current Assets                          229,809      232,359

PROPERTY AND EQUIPMENT (Note 3)                       -          152

  TOTAL ASSETS                                $ 229,809    $ 232,511


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                              $       -    $       -

  Total Current Liabilities                           -            -
STOCKHOLDERS' EQUITY

 Common stock 50,000,000 shares
  authorized, at $0.001 par
  value; 455,073 shares issued
  and outstanding                                   455          455
Additional paid-in capital                      423,353      423,353
 Deficit accumulated during
  the development stage                        (193,999)    (191,297)

  Total Stockholders' Equity                    229,809      232,511

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 229,809    $ 232,511

  The accompanying notes are an integral part of the financial statements.

                  RED HORSE ENTERTAINMENT CORPORATION
                     (A Development Stage Company)
                       Statements of Operations
                              (Unaudited)

                                                                        From
                                                                    Inception on
                                For the              For the         October 24,
                          Three Months Ended     Six Months Ended   1986 Through
                                 June 30,            June 30,         June 30,
                             1999      1998      1999       1998        1999

REVENUES                 $      -   $     -   $      -   $      -    $       -
EXPENSES

 Bad debt expense               -         -          -          -       35,000
 Outside services             165         -      1,361        740       10,018
 Professional fees          1,532     3,731      3,443      4,196       74,098
 Rent                           -         -          -          -        6,545
 Travel                         -         -          -          -       18,336
 Administrative expenses      156        10      2,241        118       27,677
 Depreciation                   -        34        152         68        1,546
 Amortization                   -         -          -          -          472
 Interest                       -         -          -          -          377

  Total Expenses            1,853     3,775       7,197      5,122     174,069

OTHER INCOME

 Interest income            2,262     2,828       4,495      3,784     115,194

  Total Other Income        2,262     2,828       4,495      3,784     115,194

Income (Loss) Before
 Discontinued Operations      409      (947)     (2,702)    (1,338)    (58,875)

Loss From Discontinued
 Operations (Note 6)            -         -           -          -     (911,314)

Gain on Disposal of
 Discontinued Operations        -         -           -          -      776,190

NET INCOME (LOSS)        $    409   $   (947)  $ (2,702)  $ (1,338)   $(193,999)

NET INCOME (LOSS)
 PER SHARE               $   0.00   $  (0.00)  $ (0.01)   $  (0.00)
WEIGHTED AVERAGE
 SHARES OUTSTANDING       455,073    455,073   455,073     455,073


The accompanying notes are an integral part of the financial statements.

                  RED HORSE ENTERTAINMENT CORPORATION
                     (A Development Stage Company)
                       Statements of Cash Flows
                              (Unaudited)

                                                                                    From
                                                                                Inception on
                                           For the              For the          October 24,
                                     Three Months Ended     Six Months Ended    1986 Through
                                           June 30,              June 30,         June 30,
                                       1999       1998       1999        1998       1999
OPERATING ACTIVITIES
 Net Income (Loss)              $       409 $    (947) $    (2,702) $   (1,338) $ (193,999)
 Adjustments to reconcile
  net loss to net cash
  used by operating
  activities:
  Depreciation                            -        34          152          68       1,546
  Amortization                            -         -            -           -         472
  Loss on disposal of
   discontinued operations                -         -            -           -    (776,190)
 Changes in operating assets
  and liabilities:
  Increase in accounts receivable       (64)        -          (64)          -         (64)
  Decrease in accounts payable            -         -            -      (2,010)          -
  Increase in accrued expenses            -         -            -           -     286,334

   Net Cash Provided (Used)
    by Operating Activities             345      (913)      (2,614)     (3,280)   (681,901)

INVESTING ACTIVITIES

 Organization expenses                    -         -            -           -     (10,925)
 Sale of fixed assets                     -         -            -           -       4,000
 Purchase of equipment and
  leasehold improvements                  -         -            -           -   (1,255,237)

  Net Cash Provided (Used)
   by Investing Activities                -         -            -           -   (1,262,162)

FINANCING ACTIVITIES

 Proceeds from debentures                 -         -            -           -    1,750,000
 Proceeds from stock issuanc              -         -            -           -      212,984
 Sale warrants                            -         -            -           -          100
 Exercise of warrants                     -         -            -           -      210,724

  Net Cash Provided (Used)
   by Financing Activities      $         - $       - $          - $         -  $2,173,808


The accompanying notes are an integral part of the financial statements.

                  RED HORSE ENTERTAINMENT CORPORATION
                     (A Development Stage Company)
                 Statements of Cash Flows (Continued)
                              (Unaudited)

                                                                                  From
                                                                       Inception on
                                      For the           For the           October 24,
                                Three Months Ended   Six Months Ended    1986 Through
                                    June 30,             June 30,          June 30,
                                1999        1998     1999       1998        1999
INCREASE (DECREASE) IN CASH   $    345 $    (913) $ (2,614) $ (3,280)   $  229,745
CASH AT BEGINNING OF
 PERIOD                        229,400   229,115   232,359   231,482          -

CASH AT END OF PERIOD         $229,745 $ 228,202  $229,745  $228,202    $  229,745

SUPPLEMENTAL CASH FLOW
 INFORMATION

 Cash paid for interest       $      - $       - $      -   $     -     $    2,133
 Cash paid for taxes          $      - $       - $      -   $     -     $        -

NON CASH INVESTING ACTIVITIES

 Sale of subsidiary           $      - $       - $      -   $      -    $2,023,767

 The accompanying notes are an integral part of the financial statements.

               RED HORSE ENTERTAINMENT CORPORATION
                 (A Development Stage Company)
               Notes to the Financial Statements
              June 30, 1999 and December 31, 1998


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

 .      c.  Provision for Taxes

       At   June  30,  1999,  the  Company  had  net  operating   loss
       carryforwards of approximately $194,000 that may be offset against future taxable income through 2014. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the carryforwards are offset by a valuation allowance of the same amount.

              RED HORSE ENTERTAINMENT CORPORATION
                 (A Development Stage Company)
               Notes to the Financial Statements
              June 30, 1999 and December 31, 1998


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

NOTE 3 -        PROPERTY AND EQUIPMENT

       Property and equipment consists of the following:

                                         June 30,          December 31,
                                           1999               1998

       Office equipment                  $ 1,071             $1,071

       Less accumulated depreciation      (1,071)              (919)

           Total Property and Equipment  $     -             $  152

       Equipment  is  being  depreciated over eight  years  using  the straight line method. Depreciation expense for the period ending and the year ending June 30, 1999 and December 31, 1998 was $ 152 and $134, respectively.

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

               RED HORSE ENTERTAINMENT CORPORATION
                 (A Development Stage Company)
               Notes to the Financial Statements
              June 30, 1999 and December 31, 1998


NOTE 5 -   WARRANTS OUTSTANDING

       As a result of the Company's public offering the underwriter purchased a warrant that entitles him to purchase 3,853 units at a price of $9.375 per unit, which has since expired.

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

               RED HORSE ENTERTAINMENT CORPORATION
                 (A Development Stage Company)
               Notes to the Financial Statements
              June 30, 1999 and December 31, 1998


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

NOTE 10 - STOCK OPTIONS

       On February 1, 1994, the Company issued options to two of its officers, for each one to purchase 25,000 shares of common stock at a price of $0.50 per share. The options expired in February 1999, and were replaced with two new options to purchase 50,000 shares each at an exercise price of $0.625 per share, which expire in May 2009.

NOTE 11 - CONCENTRATIONS OF RISK

       The Company maintains a money market investment account which accounts for $227,700 of the balance of cash. The account is not insured by the FDIC, nor is it guaranteed by the bank. The investment is subject to investment risk, including potential principle loss.

Item 2.  Management's Discussion and Analysis of Financial
Condition or Plan of Operation

Results  of  Operations - Six Month periods Ended June  30,  1999  and
1998

      The Company had no revenue from continuing operations for the six-month periods ended June 30, 1999 and 1998.

       General and administrative expenses for the six month periods ended March 31, 1999 and 1998, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $7,197 and $5,122 for the six-month periods ended June 30, 1999 and 1998, respectively.

      Interest income in the six-month periods ended June 30, 1999 and 1998, was $4,495 and $3,784, respectively, which resulted
from   the   investment   of   funds  in   short-term,   liquid   cash
equivalents.

      As a result of the foregoing factors, the Company realized a net loss of $2,702 for the six months ended June 30, 1999, as compared to a net loss of $1,338 for the same period in 1998.

Liquidity and Capital Resources

       At March 31, 1999, the Company had working capital of approximately $229,809, as compared to $232,359 at December 31,
1998. Working capital as of both dates consisted substantially of short-term investments, and cash and cash equivalents.

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

Forward-Looking Statements

       This Form 10-QSB includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates", and words of a similar nature, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor"
for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

                            PART II.
                        Other Information

Item 5.  Other Information

       Wayne M. Rogers and Jack M. Gertino, both officers and directors of the Company, have received no compensation over the past six years from the Company for the services they have rendered in evaluating prospective acquisitions for the Company.
Options  which  each  of  them  held  to  purchase  25,000  shares  of common stock at an exercise price of $0.50 per share expired in February 1999. As incentive to these officers to continue their efforts on behalf of the Company, the board of directors approved in May 1999, the issuance of new options to Messrs. Rogers and Gertino. Each of them now hold options to purchase 50,000 shares of common stock at an exercise price of $0.625 per share, which expire in May 2009. The exercise price was determined on the basis of the last sale price for the Company's common stock in the public market prior to approval of the options, which was also the bid price for the common stock on the date the options were granted.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits:

Exhibit  SEC Ref.  Title of Document                       Page
  No.      No.

   1      (10)     Option granted to Wayne M. Rogers       E-1

   2      (10)     Option granted to Jack M. Gertino       E-8

   3      (27)     Financial Data Schedules                 *

* The Financial Data Schedule is presented only in the electronic filing with the Securities and Exchange Commission.

Reports on Form 8-K:  None

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              RED HORSE ENTERTAINMENT CORPORATION

Date:   August 12, 1999                By:  /s/  Jack  Gertino, Secretary