Form 10QSB
period 1999-09-30
RED HORSE ENTERTAINMENT CORP
filed 1999-11-12
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-23015

RED HORSE ENTERTAINMENT CORPORATION

(Exact name of small business issuer as specified in its charter)
Nevada (State or Other Jurisdiction of Incorporation or Organization)	87-0450232 (IRS Employer Identification No.)

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

1999 1998

(Unaudited)

CURRENT ASSETS

Cash $ 230,838 $ 232,359

Total Current Assets 230,838 232,359

PROPERTY AND EQUIPMENT (Note 3) - 152

TOTAL ASSETS $ 230,838 $ 232,511

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable $ - $ -

Total Current Liabilities - -

STOCKHOLDERS' EQUITY

Common stock 50,000,000 shares authorized, at $0.001

par value; 455,073 shares issued and outstanding 455 455

Additional paid-in capital 423,353 423,353

Deficit accumulated during the development stage (192,970) (191,297)

Total Stockholders' Equity 230,838 232,511

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $ 230,838 $ 232,511

RED HORSE ENTERTAINMENT CORPORATION

(A Development Stage Company)

Statements of Operations

(Unaudited)

From

Inception on

For the For the October 24,

Three Months Ended Nine Months Ended 1986 Through

September 30, September 30, September 30,

1999 1998 1999 1998 1999

REVENUES $ - $ - $ - $ - $ -

EXPENSES

Bad debt expense - - - - 35,000

Outside services 300 450 1,661 1,190 10,318

Professional fees 988 765 4,431 4,961 75,086

Rent - - - - 6,545

Travel - - - - 18,336

Administrative expenses 293 - 2,534 118 27,970

Depreciation - 34 152 102 1,546

Amortization - - - - 472

Interest - - - - 377

Total Expenses 1,581 1,249 8,778 6,371 175,650

OTHER INCOME

Interest income 2,610 4,125 7,105 7,909 117,804

Total Other Income 2,610 4,125 7,105 7,909 117,804

Income (Loss) Before

Discontinued Operations 1,029 2,876 (1,673) 1,538 (57,846)

Loss From Discontinued

Operations (Note 6) - - - - (911,314)

Gain on Disposal of

Discontinued Operations - - - - 776,190

NET INCOME (LOSS) $ 1,029 $ 2,876 $ (1,673) $ 1,538 $ (192,970)

BASIC NET INCOME (LOSS)

PER SHARE $ 0.00 $ 0.00 $ (0.00) $ 0.00

BASIC WEIGHTED AVERAGE

SHARES OUTSTANDING 455,073 455,073 455,073 455,073

RED HORSE ENTERTAINMENT CORPORATION

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

From

Inception on

For the For the October 24,

Three Months Ended Nine Months Ended 1986 Through

September 30, September 30, September 30,

1999 1998 1999 1998 1999

OPERATING ACTIVITIES

Net Income (Loss) $ 1,029 $ 2,876 $ (1,673) $ 1,538 $ (192,970)

Adjustments to reconcile net loss

to net cash used by operating

activities:

Depreciation - 34 152 102 1,546

Amortization - - - - 472

Loss on disposal of discontinued

operations - - - - (776,190)

Changes in operating assets

and liabilities:

Decrease in accounts

receivable 64 - - - -

Decrease in accounts payable - - - (2,010) -

Increase in accrued expenses - - - - 286,334

Net Cash Provided (Used)

by Operating Activities 1,093 2,910 (1,521) (370) (680,808)

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

Inception on

For the For the October 24,

Three Months Ended Nine Months Ended 1986 Through

September 30, September 30, September 30,

1999 1998 1999 1998 1999

INCREASE (DECREASE) IN

CASH $ 1,093 $ 2,910 $ (1,521) $ (370) $ 230,838

CASH AT BEGINNING OF

PERIOD 229,745 228,202 232,359 231,482 -

CASH AT END OF PERIOD $ 230,838 $ 231,112 $ 230,838 $ 231,112 $ 230,838

SUPPLEMENTAL CASH FLOW

INFORMATION

Cash paid for interest $ - $ - $ - $ - $ 2,133

Cash paid for taxes $ - $ - $ - $ - $ -

NON CASH INVESTING ACTIVITIES

Sale of subsidiary $ - $ - $ - $ - $ 2,023,767

RED HORSE ENTERTAINMENT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

September 30, 1999 and December 31, 1998

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 1998 audited financial statements. The results of operations for the periods ended September 30 are not necessarily indicative of the operating re s

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Nine Month periods Ended September 30, 1999 and 1998

The Company had no revenue from continuing operations for the nine-month periods ended September 30, 1999 and 1998.

General and administrative expenses for the nine month periods ended September 30, 1999 and 1998, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $8,778 and $6,371 for the nine-month periods ended September 30, 1999 and 1998, respectively.

Interest income in the nine-month periods ended September 30, 1999 and 1998, was $7,105 and $7,909, respectively, resulted from the investment of funds in short-term, liquid cash equivalents.

As a result of the foregoing factors, the Company realized a net loss of $1,673 for the nine months ended September 30, 1999, as compared to a net gain of $1,538 for the same period in 1998.

Liquidity and Capital Resources

At September 30, 1999, the Company had working capital of approximately $230,838, as compared to $232,359 at December 31, 1998. Working capital as of both dates consisted substantially of short-term investments, and cash and cash equivalents. Although the Company's most significant assets consist largely of cash and cash equivalents, the Company has no intent to become, or hold itself out to be, engaged primarily in the business of investing, reinvesting, or trading in securities. Acco

Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to (i) handle the administrative and reporti n

PART II. OTHER INFORMATION

n the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business

P>

PART II. OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS: Included only with the electronic filing of this report is the Financial Data Schedule for the nine-month period ended September 30, 1999 (Exhibit Ref. No. 27).

REPORTS ON FORM 8-K: None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED HORSE ENTERTAINMENT, INC.

Date: November12, 1999 By: /s/

Jack Gertino, Secretary