Form 10KSB
period 1999-12-31
RED HORSE ENTERTAINMENT CORP
filed 2000-03-30
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           FORM 10-KSB


[X]   Annual  report  pursuant to section  13  or  15(d)  of  the
Securities  Exchange  Act  of 1934  for  the  fiscal  year  ended
December 31, 1999, or

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

                 Common Stock, Par Value $0.001

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues (consisting only of interest income) for its most recent fiscal year: $9,798.

The aggregate market value of voting stock held by non-affiliates computed on the basis of the last sale price on March 13, 2000, was $198,102.

As of December 31, 1999, the Registrant had outstanding 455,073 shares of Common Stock, par value $0.001.

Documents incorporated by reference:  None.

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                     Page

Part I

1.   Description of Business                                    3

2.   Description of Properties                                  6

3.   Legal Proceedings                                          6

4.   Submission of Matters to a Vote of Security Holders        6

Part II

5.    Market  for  Common Equity and  Related  Stockholder      6
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

                             PART I

                ITEM 1.  DESCRIPTION OF BUSINESS

General

For the past four years the Company has had no active business operations, and has been seeking to acquire an interest in a business with long-term growth potential. The Company currently has no commitment or arrangement to participate in a business and cannot now predict what type of business it may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

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

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of 1999.

                             PART II

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

Calendar Quarter Ended      High Bid               Low Bid

March 31, 1998               $0.625                $0.500
June 30, 1998                $0.625                $0.625
September 30, 1998           $0.625                $0.625
December 31, 1998            $0.625                $0.625

March 31, 1999               $0.625                $0.625
June 30, 1999                $0.625                $0.250
September 30, 1999           $0.625                $0.313
December 31, 1999            $0.625                $0.625

All shares of common stock outstanding may be sold without restriction under Rule 144(k) promulgated under the Securities Act of 1933, except 138,074 shares which are held by officers, directors, and controlling stockholders ("Control Shares"). Control Shares may be sold subject to complying with all of the terms and conditions of Rule 144, except the one-year holding period, which has been satisfied.

Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

At March 22, 2000, there were approximately 152 holders of record of the Company's Common Stock.

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION
                    AND RESULTS OF OPERATIONS

Results of Operations

Years Ended December 31, 1999 and 1998

The Company had no revenue from continuing operations for the years ended December 31, 1999 and 1998.

General and administrative expenses for the years ended December 31, 1999 and 1998, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $9,715 and $7,812 for 1999 and 1998, respectively. General and administrative expenses in 1998 were greater than in 1999 primarily due to the number of business opportunities reviewed during the year in which administrative expenditures were required.

The  Company  had no interest expense in 1999 or 1998.   Interest
income resulted from the investment of funds in short-term, liquid cash equivalents. Interest income was $9,798 and $10,565 in 1999 and 1998, respectively.

As a result of the foregoing factors, the Company realized a net gain of $83 in 1999, as compared to a net gain of $2,753 for 1998.

Liquidity and Capital Resources

At December 31, 1999, the Company had working capital of approximately $232,594, as compared to $232,359 at December 31, 1998. Working capital as of both dates consisted substantially of short-term investments, and cash and cash equivalents. Although the Company's most significant assets consist largely of cash and cash equivalents, the Company has no intent to become, or hold itself out to be, engaged primarily in the business of investing, reinvesting, or trading in securities. Accordingly, the Company does not intend to register under the Investment Company Act of 1940.

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

There have been no changes in or disagreements with accountants in the past four years.

                            PART III

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                            PERSONS;
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name                Age  Positions                       Since

Wayne M. Rogers     65   President and Director           1992

Bill Rogers         29   Vice President and Director      1994

Jack M. Gertino     60   Secretary and Director           1992

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

The following table sets forth certain information with respect to unexercised options held by the Named Executive Officers as of December 31, 1999. No outstanding options held by the Named Executive Officers were exercised in 1999. All unexercised options expired in May 2009.

Name and         Number of Securities      Value of Unexercised
Principal       Underlying Unexercised     In-the-Money Options
Position         Options at FY End (#)       at FY End ($) (1)

             Exerciseable/Unexerciseable  Exerciseable/Unexerciseable

Wayne M. Rogers      50,000/ -0-                 -0-/ -0-
  President

Jack M. Gertino      50,000/ -0-                 -0-/ -0-
  Secretary


(1) This value is determined on the basis of the difference between the high bid price during the calendar quarter ended
December 31, 1999, of the securities underlying the options and the exercise price.

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT

The following table sets forth as of March 1, 2000, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and
(iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                          Common                    Percent of
                          Shares        Options        Class

Name and Address

Wayne M. Rogers (1)(2)    51,349        50,000         20.1
11828 La Grange Avenue
Los Angeles, CA  90025

Jack M. Gertino (1)       24,485        50,000         14.7
3374 Homestead Road
Park City, UT  84060

Bill Rogers (1)             -0-           -0-           -0-
916 N. Beverly Drive
Beverly Hills, CA 90210

The Insight Fund, LP (3)  62,240          -0-          13.7
c/o Wayne M Rogers & Co.
11828 La Grange Avenue
Los Angeles, CA  90025

Susan Harris Family Trust 51,867          -0-          11.4
c/o  Wayne M Rogers & Co.
11828 La Grange Avenue
Los Angeles, CA  90025

Daniel J. Sullivan,III    41,494          -0-           9.1
16830  Ventura  Blvd.,
#300
Encino, CA  91436

C. Anthony Thomas         41,494          -0-           9.1
and Glenn Susan Thomas
1888 Century Park
East, #400
Los Angeles, CA  90067

Paul Junger Witt          51,867          -0-          11.4
Family Trust
c/o Wayne M Rogers & Co.
11828 La Grange Avenue
Los Angeles, CA  90025

All Executive officers    138,074       100,000        42.9
and Directors as a Group
(4)
_________________________________

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

Exhibits.

Exhibit   SEC Ref.    Title of Document
  No.       No.

  1       (3)(i)     Articles of Incorporation, as amended *

  2       (3)(ii)    By-Laws *

  3        (10)      Option granted to Wayne M. Rogers **

  4        (10)      Option granted to Jack M. Gertino **

  5        (27)      Financial Data Schedules ***


* These exhibits are incorporated herein by this reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 21, 1997.

**   These exhibits are incorporated herein by this reference  to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999, filed with the Securities and Exchange
Commission on August 13, 1999.

***   The  Financial  Data  Schedule  is  included  only  in  the electronic filing of this report with the Securities and Exchange
Commission.

FORM 8-K FILINGS

No reports on Form 8-K were filed in the last calendar quarter of 1999.

                           SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   RED HORSE ENTERTAINMENT CORPORATION


Date: March 29, 2000                By: /s/ Wayne M. Rogers
                                            President

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 29, 2000          /s/ Wayne M. Rogers
                                   Director


Dated: March 29, 2000         /s/ Bill Rogers
                                  Director


Dated: March 29, 2000        /s/ Jack Gertino
                                 Director

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)

                      Financial Statements

                   December 31, 1999 and 1998

                            CONTENTS

Independent Auditors' Report                                  F-2

Balance Sheet                                                 F-3

Statements of Operations                                      F-4

Statements of Stockholders' Equity                            F-5

Statements of Cash Flows                                      F-8

Notes to the Financial Statements                            F-11

                 INDEPENDENT AUDITORS' REPORT


The Board of Directors
Red Horse Entertainment Corporation
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheets of Red Horse Entertainment Corporation (a development stage company) as of December 31, 1999 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998 and from the date of inception on December 4, 1987 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Red Horse Entertainment Corporation (a development stage company) as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and from the date of inception on December 4, 1987 through December 31, 1999 in conformity with generally accepted accounting principles.

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


Jones, Jensen & Company
Salt Lake Cit, Utah
March 14, 2000

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                          Balance Sheet


                             ASSETS

                                                    December 31,
                                                       1999

CURRENT ASSETS

 Cash                                               $  232,783

  Total Current Assets                                 232,783

PROPERTY AND EQUIPMENT (Note 3)                          -

  TOTAL ASSETS                                      $  232,783


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                   $      189

  Total Current Liabilities                                189

STOCKHOLDERS' EQUITY

Common stock; 50,000,000 shares
authorized at $0.001 par value;
455,073 shares issued and outstanding                     455
Additional paid-in capital                            423,353
Deficit accumulated during the development stage     (191,214)

Total Stockholders' Equity                            232,594

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  232,783




 The accompanying notes are an integral part of the financial statements.

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                    Statements of Operations


                                                                 From
                                                              Inception on
                                                              December 4,
                             For the Years Ended                1987 to
                               December 31,                   December 31,
                                 1999              1998         1999

REVENUES                      $   -              $   -          $   -

EXPENSES

Bad debt expense                  -                  -            35,000
Outside services                 761                740            9,418
Professional fees              6,170              6,212           76,825
Rent                              -                  -             6,545
Travel                            -                  -            18,336
Administrative expenses        2,591                726           28,027
Depreciation                     152                134            1,546
Amortization                      -                  -               472
Interest                          41                 -               418

  Total Expenses               9,715              7,812          176,587

OTHER INCOME

 Interest income               9,798             10,565          120,497

 Total Other Income            9,798             10,565          120,497

NET INCOME (LOSS) BEFORE
 DISCONTINUED OPERATIONS          83              2,753          (56,090)

LOSS FROM DISCONTINUED
  OPERATIONS (Note 6)              -                 -          (911,314)

GAIN ON DISPOSAL OF
 DISCONTINUED OPERATIONS
   (Note 6)                        -                 -           776,190

NET INCOME (LOSS)             $    83         $   2,753      $  (191,214)

BASIC INCOME PER SHARE        $  0.00         $    0.01

WEIGHTED AVERAGE
 SHARES OUTSTANDING           455,073           455,073

 The accompanying notes are an integral part of the financial statements.

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
               Statements of Stockholders' Equity

                                                                       Deficit
                                                                   Accumulated
                                                     Additional     During The
                                 Common Stock          Paid-in     Development
                             Shares        Amount      Capital         Stage

Balances, December 4, 1987      -          $  -         $  -          $  -

Shares issued to
incorporators for cash
$0.60 per share - restated    13,333         13         7,987            -

Net loss for period ended
 December 31, 1987              -             -            -           (690)

Balances, December 31, 1987   13,333         13         7,987          (690)

Shares issued at public
offering $7.50 per share
restated                      38,537         39       289,001            -

Cost of public offering         -             -       (84,056)           -

Sale of warrants                -             -           100            -

Net loss for year ended
 December 31, 1988              -             -            -         (4,538)

Balances, December 31, 1988   51,870         52       213,032        (5,228)

Net loss for year ended
 December 31, 1989              -             -            -         (5,073)

Balances, December 31, 1989   51,870         52       213,032        (10,301)

Net loss for year ended
 December 31, 1990              -             -            -         (46,921)

Balances, December 31, 1990   51,870         52       213,032        (57,222)

Net loss for year ended
 December 31, 1991              -             -            -          (8,472)

Balances, December 31,1991 $  51,870      $  52    $  213,032      $ (65,694)



  The accompanying notes are an integral part of the financial statements.

               RED HORSE ENTERTAINMENT CORPORATION
                   (A Development Stage Company)
      Statements of Stockholders' Equity (Deficit) (Continued)

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

Net income for year ended
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

               RED HORSE ENTERTAINMENT CORPORATION
                   (A Development Stage Company)
      Statements of Stockholders' Equity (Deficit) (Continued)


                                                                      Deficit
                                                                  Accumulated
                                                      Additional   During the
                                  Common Stock         Paid-in    Development
                              Shares         Amount     Capital        Stage

Balance, December 31, 1997    455,073       $  455    $  423,353  $  (194,050)

Net income for the year ended
 December 31, 1998                -             -            -          2,753

Balance, December 31, 1998    455,073          455       423,353     (191,297)

Net income for the year ended
 December 31, 1999                -             -            -             83

Balance, December 31, 1999    455,073       $  455    $  423,353   $ (191,214)




  The accompanying notes are an integral part of the financial statements.

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                    Statements of Cash Flows

                                                                      From
                                                                  Inception on
                                                                   December 4,
                                            For the Years Ended      1987 to
                                               December 31,       December 31,
                                            1999          1998        1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                          $  83       $ 2,753   $  (191,214)
Adjustments to reconcile net loss
to net cash provided (used) by
operating activities:
  Depreciation                               152           134         1,546
  Amortization                                 -             -           472
  Loss on disposal of discontinued
  operations                                   -             -      (776,190)
 Changes in operating assets and liabilities:
  Increase (decrease) in accounts payable    189        (2,010)          189
  Increase in accrued expenses                 -             -       286,334

   Net Cash Provided (Used) by Operating
    Activities                               424           877      (678,863)

CASH FLOWS FROM INVESTING ACTIVITIES

 Organization expenses                        -              -       (10,925)
 Sale of fixed assets                         -              -         4,000
 Purchase of equipment and leasehold
 improvements                                 -              -    (1,255,237)

 Net Cash (Used) by Investing Activities      -              -    (1,262,162)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from debentures                     -              -     1,750,000
 Proceeds from stock issuance                 -              -       212,984
 Sale warrants                                -              -           100
 Exercise of warrants                         -              -       210,724

 Net Cash Provided by Financing Activities    -              -     2,173,808

INCREASE IN CASH AND CASH EQUIVALENTS       424            877       232,783

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                              232,359        231,482            -

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                              $  232,783      $ 232,359     $ 232,783


  The accompanying notes are an integral part of the financial statements.

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
              Statements of Cash Flows (Continued)

                                                                     From
                                                                 Inception on
                                                                  December 4,
                                       For the Years Ended         1987 to
                                          December 31,            December 31,
                                     1999              1998           1999

SUPPLEMENTAL CASH FLOW INFORMATION

 Cash paid for interest              $  41           $   -          $   418
 Cash paid for income taxes          $   -           $   -          $    -

NON-CASH INVESTING ACTIVITIES

 Sale of subsidiary (Note 6)         $   -           $   -      $   2,023,767






  The accompanying notes are an integral part of the financial statements.

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 1999


NOTE 1 -  ORGANIZATION AND CORPORATE HISTORY

       The Company was incorporated in the State of Nevada on December 4, 1987, under the name of Quantus Capital, Inc. Since its inception it has not engaged in a significant business activity and is considered to be a development stage company. The articles of incorporation of the Company state that its purpose is to engage in the business of making investments and acquisition of assets, properties and businesses and to engage in any an all other lawful business.

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

       During September 1992, the former Subsidiary began operating a casino in Central City, Colorado, however, two weeks later operations were terminated (Note 6).

NOTE  2  -  SUMMARY OF  SIGNIFICANT ACCOUNTING POLICIES

       a.  Recognition of Income

       The Company recognizes income and expenses on the accrual basis of accounting. The fiscal year of the Company ends on December 31.

       b.  Basic Income Per Share

       The computation of basic income per share of common stock
       is based on the weighted average number of shares issued
       and  outstanding  during the period of  the  financial
       statements as follows:
                                                      December 31,
                                                 1999           1998

     Numerator - income                         $  83       $  2,753
     Denominator - weighted average number of
         shares outstanding                   455,073        455,073

       Income per share                       $  0.00        $  0.01

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 1999

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       c.  Provision for Taxes

       No provision for taxes has been recorded due to operating losses at December 31, 1994, 1993 and 1992. The Company has net operating loss carryovers for both book and tax purposes of approximately $191,000 which expire in 2007
       and  2008.   The  potential tax benefit  of  the  loss
       carryovers has been offset in full by a valuation allowance.

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

NOTE 3 - PROPERTY AND EQUIPMENT

    Property  and  equipment consists of the following  at December 31, 1999:

                                                       December 31,
                                                         1999

       Office equipment                               $    1,071

       Less accumulated depreciation                      (1,071)

           Total Property and Equipment               $      -

       Equipment is being depreciated over eight years using the straight-line method. Depreciation expense for the years ending December 31, 1999 and 1998 was $152 and $134, respectively.

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

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 1999

NOTE 5 - WARRANTS OUTSTANDING

       As a result of the Company's public offering, the underwriter purchased a warrant that entitles him to purchase 3,853 units at a price of $9.375 per unit.

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

NOTE 6 - DISCONTINUED OPERATIONS

       On September 17, 1993, the Company decided to terminate the operations of its former subsidiary, 127 Main Street Corporation, and the casino operations located at 127 Main Street, Central City, Colorado. Cost over runs resulting from site conditions made it economically unfeasible to continue operations. Consequently, the facility was abandoned and all lease options and improvements were lost. The following is a summary of income (loss) from operations of 127 Main Street
       Corporation:

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

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 1999


NOTE 9 -     GOING CONCERN

       The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of operating revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 10 -    STOCK OPTIONS

       On February 1, 1994, the Company issued options to two of its officers, for each one to purchase 25,000 shares of common stock at a price of 40.50 per share. The option is for a term of five years.

NOTE 11 -    CONCENTRATIONS OF RISK

       The Company maintains a money market investment account which accounts for $228,014 of the balance of cash. The account is not insured by the FDIC, nor is it guaranteed by the bank. The investment is subject to investment risk, including potential principle loss.