Form 10QSB
period 2000-03-31
RED HORSE ENTERTAINMENT CORP
filed 2000-05-12
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

                   Commission File No. 0-23015

               RED HORSE ENTERTAINMENT CORPORATION
   (Exact name of small business issuer as specified in its charter)

            Nevada                          87-0450232
(State or other jurisdiction of  (IRS Employer Identification No.)
 incorporation or organization)

         11828 La Grange Avenue, Los Angeles, CA  90025
             (Address of principal executive offices)

                         (310) 473-0213
                   (Issuer's telephone number)

                         Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE  ONLY  TO ISSUERS INVOLVED IN BANKRUPTCY  PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of ___________, 2000: __________
shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
               RED HORSE ENTERTAINMENT CORPORATION

                              INDEX
                                                       Page
PART I.   Financial Information                           3

          Financial Statements                            4

          Management's Discussion And Analysis of        12
          Financial Condition or Plan of Operation

PART II.  Other Information                              13

          Signatures                                     13

                             PART I.
                  Item 1. Financial Information

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

                  RED HORSE ENTERTAINMENT CORPORATION
                     (A Development Stage Company)
                            Balance Sheets


                                ASSETS

                                                 March  31,       December 31,
                                                    2000              1999

CURRENT ASSETS

 Cash                                            $  234,751         $ 232,783

  Total Current Assets                              234,751           232,783

PROPERTY AND EQUIPMENT (Note 3)                           -                 -

  TOTAL ASSETS                                   $  234,751         $ 232,783


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                $    2,594            $  189

  Total Current Liabilities                           2,594               189

STOCKHOLDERS' EQUITY

Common stock: 50,000,000 shares authorized at $0.001
 par value; 455,073 shares issued and outstanding       455               455
Additional paid-in capital                          423,353           423,353
Deficit accumulated during the development stage   (191,651)         (191,214)

  Total Stockholders' Equity                        232,157           232,594

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  234,751        $  232,783


          See accompanying notes to the financial statements.

                 RED HORSE ENTERTAINMENT CORPORATION
                    (A Development Stage Company)
                      Statements of Operations


                                                                          From
                                                                  Inception on
                                                                   December 4,
                                  For the Three Months Ended          1987 to
                                          March 31,                  March 31,
                                     2000             1999               2000

REVENUES                            $    -          $    -          $     -

EXPENSES

 Bad debt expense                        -               -           35,000
 Outside services                      505           1,196            9,923
 Professional fees                   2,752           1,911           79,577
 Rent                                    -               -            6,545
 Travel                                  -               -           18,336
 Administrative expenses                46           2,085           28,073
 Depreciation                            -             152            1,546
 Amortization                            -               -              472
 Interest                                -               -              418

  Total Expenses                     3,303           5,344          179,890

OTHER INCOME

 Interest income                     2,866           2,233          123,363

  Total Other Income                 2,866           2,233          123,363

NET LOSS BEFORE
  DISCONTINUED OPERATIONS             (437)         (3,111)         (56,527)

LOSS FROM DISCONTINUED
 OPERATIONS (Note 6)                     -               -         (911,314)

GAIN ON DISPOSAL OF
  DISCONTINUED OPERATIONS (Note 6)       -               -          776,190

NET LOSS                          $   (437)       $ (3,111)      $ (191,651)

BASIC LOSS PER SHARE              $   (0.00)      $ (0.01)

WEIGHTED AVERAGE SHARES
 OUTSTANDING                        455,073        455,073


       See the accompanying notes to the financial statements.

                 RED HORSE ENTERTAINMENT CORPORATION
                    (A Development Stage Company)
                      Statements of Cash Flows


                                                                          From
                                                                  Inception on
                                              For the Three        December 4,
                                              Months Ended           1987 to
                                               March 31,            March 31,
                                             2000         1999         2000

CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                  $  (437)    $ (3,111)    $(191,651)
 Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
  Depreciation                                   -          152         1,546
  Amortization                                   -            -           472
  Loss on disposal of discontinued operations    -            -      (776,190)
 Changes in operating assets and liabilities:
  Increase in accounts payable               2,405            -         2,594
  Increase in accrued expenses                   -            -       286,334

 Net Cash Provided (Used) by Operating
   Activities                                1,968       (2,959)     (676,895)

CASH FLOWS FROM INVESTING ACTIVITIES

 Organization expenses                           -            -       (10,925)
 Sale of fixed assets                            -            -         4,000
 Purchase of equipment and leasehold
   improvements                                  -            -    (1,255,237)

 Net Cash (Used) by Investing Activities         -            -    (1,262,162)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from debentures                        -            -     1,750,000
 Proceeds from stock issuance                    -            -       212,984
 Sale warrants                                   -            -           100
 Exercise of warrants                            -            -       210,724

  Net Cash Provided by Financing Activities      -            -     2,173,808

INCREASE IN CASH AND CASH EQUIVALENTS        1,968       (2,959)      234,751

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      232,783      232,359             -

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                 $  234,751    $ 229,400     $ 234,751

         See accompanying notes to the financial statements.

                 RED HORSE ENTERTAINMENT CORPORATION
                    (A Development Stage Company)
                Statements of Cash Flows (Continued)


                                                                         From
                                                                 Inception on
                                                                  December 4,
                                     For the Three Months Ended      1987 to
                                            March 31,               March 31,
                                        2000         1999             2000

SUPPLEMENTAL CASH FLOW INFORMATION

 Cash paid for interest                $    -       $    -         $   418
 Cash paid for taxes                   $    -       $    -         $     -

NON-CASH INVESTING ACTIVITIES

 Sale of subsidiary (Note 6)           $    -       $    -       $ 2,023,767


         See accompanying notes to the financial statements.

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
              March 31, 2000 and December 31, 1999


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

       During   September   1992,   the  former   Subsidiary   began
       operating    a    casino   in   Central    City,    Colorado,
       subsequently operations were terminated (Note 6).

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

       b.  Basic Loss Per Share

        The computation of basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements as follows:
                                                       March 31,
                                                 2000           1999

        Numerator - loss                         $  (437)   $  (3,111)
        Denominator - weighted average
          number of shares outstanding           455,073      455,073

        Loss per share                         $   (0.00)   $   (0.01)

                 RED HORSE ENTERTAINMENT CORPORATION
                    (A Development Stage Company)
                  Notes to the Financial Statements
                March 31, 2000 and December 31, 1999


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

NOTE 3 -  PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

                                                March  31,    December 31,
                                                   2000          1999

        Office equipment                      $    1,071      $   1,071

        Less accumulated depreciation             (1,071)        (1,071)

              Total Property and Equipment    $        -      $       -

        Equipment is being depreciated over eight years using the straight-line method. Depreciation expense for the year ending December 31, 1999 and the period ending March 31, 2000 was $152 and $-0-, respectively.

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

                 RED HORSE ENTERTAINMENT CORPORATION
                    (A Development Stage Company)
                  Notes to the Financial Statements
                March 31, 2000 and December 31, 1999

NOTE 5 - WARRANTS OUTSTANDING

        As   a   result  of  the  Company's  public  offering,   the
        underwriter  purchased  a  warrant  that  entitles  him   to
        purchase 3,853 units at a price of $9.375 per unit.

        In conjunction with the Company's acquisition of 127 Main Street Corporation, the shareholders of 127 Main Street Corporation were granted warrants or options to purchase an aggregate of 453,093 shares of common stock of the parent Company for a period of five years at a price of $9.00 per share. As of December 31, 1996, 351,212 warrants have been exercised and the Company has received cash of $210,724.

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

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
              March 31, 2000 and December 31, 1999


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

NOTE 11 - CONCENTRATIONS OF RISK

        The Company maintains a money market investment account which accounts for $230,880 of the balance of cash. The account is not insured by the FDIC, nor is it guaranteed by the bank. The investment is subject to investment risk, including potential principle loss.

                             ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION OR PLAN OF OPERATION


Three Month periods Ended March 31, 2000 and 1999

The Company had no revenue from continuing operations for the three-month periods ended March 31, 2000 and 1999.

General and administrative expenses for the three month periods ended March 31, 2000 and 1999, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $3,303 and $5,344 for the three-month periods ended March 31, 2000 and 1999, respectively.

Interest income in the three-month periods ended March 31, 2000 and 1999, was $2,866 and $2,233, respectively. As a result of the foregoing factors, the Company realized a net loss of $437 for the three months ended March 31, 2000, as compared to a net loss of $3,111 for the same period in 1999.

Liquidity and Capital Resources

At March 31, 2000, the Company had working capital of approximately $232,157, as compared to $232,594 at December 31,
1999. Working capital as of both dates consisted substantially of short-term investments, and cash and cash equivalents. Although the Company's most significant assets consist largely of cash and cash equivalents, the Company has no intent to become, or hold itself out to be, engaged primarily in the business of investing, reinvesting, or trading in securities. Accordingly, the Company does not anticipate being required to register pursuant to the Investment Company Act of 1940 and expects to be limited in its ability to invest in securities, other than cash equivalents and government securities, in the aggregate amount of over 40% of its assets. There can be no assurances that any investment made by the Company will not result in losses.

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

                   PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K.

     Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

     Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the three month period ended March 31, 2000 (Exhibit ref. No. 27).

                         SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         RED HORSE ENTERTAINMENT CORPORATION


Date:   May 11, 2000      By:  /s/ Jack Gertino, Secretary