Form 10QSB
period 2000-06-30
RED HORSE ENTERTAINMENT CORP
filed 2000-08-08
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB

      [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2000: 455,073 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                             FORM 10-QSB
                 RED HORSE ENTERTAINMENT CORPORATION

                                INDEX
                                                       Page
PART I.   Financial Information                           3

          Financial Statements                            3

          Management's Discussion And Analysis of
          Financial Condition or Plan of Operation       11

PART II.  Other Information                              12

          Signatures                                     12

                               PART I.
                        Financial Information

                 RED HORSE ENTERTAINMENT CORPORATION
                    (A Development Stage Company)
                           Balance Sheets


                               ASSETS

                                              June 30,    December 31,
                                                2000         1999
                                             (Unaudited)

CURRENT ASSETS

 Cash                                        $  234,861    $  232,783

  Total Current Assets                          234,861       232,783

PROPERTY AND EQUIPMENT (Note 3)                       -             -

  TOTAL ASSETS                               $  234,861    $  232,783


                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                            $      500    $      189

  Total Current Liabilities                         500           189

STOCKHOLDERS' EQUITY

Common stock 50,000,000 shares authorized,
  at $0.001 par value; 455,073 shares issued
  and outstanding                                   455           455
 Additional paid-in capital                     423,353       423,353
 Deficit accumulated during the development
  stage                                        (189,447)     (191,214)

  Total Stockholders' Equity                    234,361       232,594

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  234,361    $  232,783

                  RED HORSE ENTERTAINMENT CORPORATION
                     (A Development Stage Company)
                       Statements of Operations
                              (Unaudited)


                                                                        From
                                                                    Inception on
                                 For the              For the       October 24,
                            Three Months Ended    Six Months Ended  1986 Through
                                 June 30,              June 30,       June 30,
                              2000      1999      2000      1999        2000

REVENUES                    $      -   $   -     $    -   $    -      $    -

EXPENSES

 Bad debt expense                  -       -          -        -      35,000
 Outside services                  -     165        505    1,361       9,923
 Professional fees               863   1,532      3,615    3,443      80,440
 Rent                              -       -          -        -       6,545
 Travel                            -       -          -        -      18,336
 Administrative expenses          49     156         95    2,241      28,122
 Depreciation                      -       -          -      152       1,546
 Amortization                      -       -          -        -         472
 Interest                          -       -          -        -         418

  Total Expenses                 912   1,853      4,215    7,197     180,802

OTHER INCOME

 Interest income               3,116   2,262      5,982    4,495     126,479

  Total Other Income           3,116   2,262      5,982    4,495     126,479

Income (Loss) Before
 Discontinued Operations       2,204     409      1,767   (2,702)    (54,323)

Loss From Discontinued
 Operations (Note 6)               -       -          -        -    (911,314)

Gain on Disposal of
 Discontinued Operations           -       -          -        -     776,190

NET INCOME (LOSS)           $  2,204   $ 409   $  1,767 $ (2,702) $ (189,447)

NET INCOME (LOSS)
 PER SHARE                  $  (0.00)  $0.00   $  (0.00) $ (0.01)

WEIGHTED AVERAGE
 SHARES OUTSTANDING          455,073 455,073    455,073  455,073

                  RED HORSE ENTERTAINMENT CORPORATION
                     (A Development Stage Company)
                       Statements of Cash Flows
                              (Unaudited)


                                                                         From
                                                                    Inception on
                                   For the          For the         October 24,
                             Three Months Ended  Six Months Ended   1986 Through
                                  June 30,           June 30,         June 30,
                                2000     1999     2000      1999        2000

OPERATING ACTIVITIES

 Net Income (Loss)            $ 2,204   $ 409   $ 1,767   $ (2,702)  $ (189,447)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities:
  Depreciation                      -       -         -        152        1,546
  Amortization                      -       -         -          -          472
  Loss on disposal of discontinued
   operations                       -       -         -          -     (776,190)
 Changes in operating assets
  and liabilities:
  Increase in accounts receivable   -     (64)        -        (64)           -
  Increase (decrease) in
   accounts payable            (2,094)      -       311          -          500
  Increase in accrued expenses      -       -         -          -      286,334

   Net Cash Provided (Used)
    by Operating Activities       110     345     2,078     (2,614)    (676,785)

INVESTING ACTIVITIES

 Organization expenses              -       -         -          -      (10,925)
 Sale of fixed assets               -       -         -          -        4,000
 Purchase of equipment and
  leasehold improvements            -       -         -          -   (1,255,237)

  Net Cash Provided (Used)
   by Investing Activities          -       -         -          -   (1,262,162)

FINANCING ACTIVITIES

 Proceeds from debentures           -       -         -          -    1,750,000
 Proceeds from stock issuance       -       -         -          -      212,984
 Sale warrants                      -       -         -          -          100
 Exercise of warrants               -       -         -          -      210,724

  Net Cash Provided (Used)
   by Financing Activities      $   -   $   -     $   -      $   -  $ 2,173,808

                  RED HORSE ENTERTAINMENT CORPORATION
                     (A Development Stage Company)
                 Statements of Cash Flows (Continued)
                              (Unaudited)


                                                                        From
                                                                    Inception on
                                    For the          For the        October 24,
                              Three Months Ended  Six Months Ended  1986 Through
                                   June 30,           June 30,        June 30,
                                 2000      1999    2000      1999       2000

INCREASE (DECREASE) IN
  CASH                       $    110   $   345  $  2,078  $ (2,614)  $ 234,861

CASH AT BEGINNING OF
 PERIOD                       234,751   229,400   232,783   232,359           -

CASH AT END OF PERIOD       $ 234,861 $ 229,745 $ 234,861 $ 229,745   $ 234,861

SUPPLEMENTAL CASH FLOW
 INFORMATION

 Cash paid for interest     $       - $       - $       - $       -   $   2,133
 Cash paid for taxes        $       - $       - $       - $       -   $       -

NON CASH INVESTING ACTIVITIES

 Sale of subsidiary         $       - $       - $       - $       -   $2,023,767

               RED HORSE ENTERTAINMENT CORPORATION
                 (A Development Stage Company)
               Notes to the Financial Statements
              June 30, 2000 and December 31, 1999


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

                                    For the              For the
                              Three Months Ended     Six Months Ended
                                   June 30,              June 30,
                                2000      1999       2000      1999
       Numerator - income
         (loss)              $  2,204  $    409   $  1,767   $  (2,702)

       Denominator - weighted
        average number of
        shares  outstanding   455,073   455,073    455,073     455,073

       Basic income (loss)
        per share            $   0.00  $   0.00   $   0.00   $   (0.01)

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
               June 30, 2000 and December 31, 1999


NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       c.  Provision for Taxes

       At June 30, 2000, the Company had net operating loss carryforwards of approximately $190,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the carryforwards are offset by a valuation allowance of the same amount.

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

                                             June 30,        December 31,
                                               2000             1999

       Office  equipment                   $   1,071          $  1,071

       Less accumulated depreciation          (1,071)           (1,071)

            Total Property and Equipment   $       -          $      -

       Equipment is being depreciated over eight years using  the
       straight  line  method.   Depreciation  expense  for   the
       period ending and the year ending June 30, 2000 and December 31, 1999 was $ -0- and $152, respectively.

               RED HORSE ENTERTAINMENT CORPORATION
                 (A Development Stage Company)
               Notes to the Financial Statements
              June 30, 2000 and December 31, 1999


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

               RED HORSE ENTERTAINMENT CORPORATION
                 (A Development Stage Company)
               Notes to the Financial Statements
              June 30, 2000 and December 31, 1999


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

NOTE 9 - GOING CONCERN

       The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 10 - STOCK OPTIONS

       On February 1, 1994, the Company issued options to two of its officers, for each one to purchase 25,000 shares of common stock at a price of $0.50 per share. The options expired on February 1, 1999.

NOTE 11 - CONCENTRATIONS OF RISK

       The Company maintains a money market investment account which accounts for $234,000 of the balance of cash. The account is not insured by the FDIC, nor is it guaranteed by the bank. The investment is subject to investment risk, including potential principle loss.

                             ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION OR PLAN OF OPERATION


Six-Month Periods Ended June 30, 2000 and 1999

The Company had no revenue from continuing operations for the six-month periods ended June 30, 2000 and 1999.

General and administrative expenses for the six-month periods ended June 30, 2000 and 1999, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $4,215 and $7,197 for the six-month periods ended June 30, 2000 and 1999, respectively.

Interest income in the six-month periods ended June 30, 2000 and 1999, was $5,982 and $4,495, respectively. As a result of the foregoing factors, the Company realized a net gain of $1,767 for the six months ended June 30, 2000, as compared to a net loss of $2,702 for the same period in 1999.

Liquidity and Capital Resources

At June 30, 2000, the Company had working capital of approximately $234,361, as compared to $232,594 at December 31, 1999. Working capital as of both dates consisted substantially of short-term investments, and cash and cash equivalents. Although the Company's most significant assets consist largely of cash and cash equivalents, the Company has no intent to become, or hold itself out to be, engaged primarily in the business of investing, reinvesting, or trading in securities. Accordingly, the Company does not anticipate being required to register pursuant to the Investment Company Act of 1940 and expects to be limited in its ability to invest in securities, other than cash equivalents and government securities.

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

                   PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K.

     Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended Marhc 31, 2000.

     Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the six-month period ended June 30, 2000 (Exhibit ref. No. 27).

                         SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         RED HORSE ENTERTAINMENT CORPORATION


Date: August 8, 2000     By: /s/ Jack Gertino, Secretary