Form 10QSB
period 2000-09-30
RED HORSE ENTERTAINMENT CORP
filed 2000-11-09
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                             FORM 10-QSB


      [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2000: 455,073 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                          FORM 10-QSB
               RED HORSE ENTERTAINMENT CORPORATION


                              INDEX

                                                       Page
PART I.   Financial Information                           3

          Financial Statements                            3

          Management's Discussion And Analysis of        11
          Financial Condition or Plan of Operation

PART II.  Other Information                              12

          Signatures                                     12

                             PART I.
                      Financial Information

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                                    September 30,   December 31,
                                                       2000            1999
                                                    (Unaudited)

CURRENT ASSETS

 Cash                                               $   236,101     $  232,783

  Total Current Assets                                  236,101        232,783

PROPERTY AND EQUIPMENT (Note 3)                               -              -

  TOTAL ASSETS                                       $  236,101     $  234,861


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                     $       -     $      189

  Total Current Liabilities                                   -            189

STOCKHOLDERS' EQUITY

 Common stock 50,000,000 shares authorized, at $0.001
  par value; 455,073 shares issued and outstanding          455            455
 Additional paid-in capital                             423,353        423,353
 Deficit accumulated during the development stage      (187,707)      (191,214)

  Total Stockholders' Equity                            236,101        232,594

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  236,101     $  232,594

                  RED HORSE ENTERTAINMENT CORPORATION
                     (A Development Stage Company)
                       Statements of Operations
                              (Unaudited)


                                                                         From
                                                                   Inception on
                                For the             For the         October 24,
                           Three Months Ended  Nine Months Ended   1986 Through
                             September 30,       September 30,     September 30,
                            2000      1999     2000       1999          2000

REVENUES                $      -   $    -   $      -  $         -   $        -

EXPENSES

 Bad debt expense              -        -           -            -      35,000
 Outside services              -      300         505        1,661       9,923
 Professional fees           829      988       4,444        4,431      81,269
 Rent                          -        -           -            -       6,545
 Travel                        -        -           -            -      18,336
 Administrative expenses     830      293         925        2,534      28,952
 Depreciation                  -        -           -            -       1,546
 Amortization                  -        -           -            -         472
 Interest                      -        -           -            -         418

  Total Expenses           1,659    1,581       5,874        8,778     182,461

OTHER INCOME

 Interest income           3,399     2,610       9,381       7,105     129,878

  Total Other Income       3,399     2,610       9,381       7,105     129,878

Income (Loss) Before
 Discontinued Operations   1,740     1,029       3,507      (1,673)    (52,583)

Loss From Discontinued
 Operations (Note 6)           -          -          -           -    (911,314 )

Gain on Disposal of
 Discontinued Operations       -          -          -           -      776,190

NET INCOME (LOSS)        $ 1,740    $ 1,029    $ 3,507    $ (1,673)  $ (187,707)

NET INCOME (LOSS)
 PER SHARE              $   0.00    $  0.00   $  0.01     $ (0.00)

WEIGHTED AVERAGE
 SHARES OUTSTANDING      455,073    455,073    455,073     455,073

                 RED HORSE ENTERTAINMENT CORPORATION
                    (A Development Stage Company)
                  Statements of Stockholders' Equity
    From Inception on December 4, 1987 through September 30, 2000



                                                                   Deficit
                                                                 Accumulated
                                                     Additional   During The
                                   Common Stock       Paid-in    Development
                                 Shares     Amount    Capital       Stage

Balances, December 4, 1987            -    $    -   $       -   $       -

Shares issued to
 incorporators for cash
 $0.60 per share - restated      13,333        13       7,987           -

Net loss for period ended
 December 31, 1987                    -         -           -        (690)

Balances, December 31, 1987      13,333        13       7,987        (690)

Shares issued at public offering
 $7.50 per share restated        38,537        39     289,001           -

Cost of public offering               -         -     (84,056)          -

Sale of warrants                      -         -         100           -

Net loss for year ended
 December 31, 1988                    -         -           -      (4,538)

Balances, December 31, 1988      51,870        52     213,032      (5,228)

Net loss for year ended
 December 31, 1989                    -         -           -      (5,073)

Balances, December 31, 1989      51,870        52     213,032     (10,301)

Net loss for year ended
 December 31, 1990                    -         -           -     (46,921)

Balances, December 31, 1990      51,870        52     213,032     (57,222)

Net loss for year ended
 December 31, 1991                    -         -           -      (8,472)

Balances, December 31, 1991   $  51,870   $    52  $  213,032  $  (65,694)

                  RED HORSE ENTERTAINMENT CORPORATION
                    (A Development Stage Company)
            Statements of Stockholders' Equity (Continued)
    From Inception on December 4, 1987 through September 30, 2000


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

                  RED HORSE ENTERTAINMENT CORPORATION
                    (A Development Stage Company)
            Statements of Stockholders' Equity (Continued)
    From Inception on December 4, 1987 through September 30, 2000


                                                                     Deficit
                                                                    Accumulated
                                                    Additional      During the
                                 Common Stock        Paid-in        Development
                              Shares       Amount    Capital          Stage

Balance, December 31, 1997    455,073    $    455   $ 423,353     $   (194,050)

Net income for the year ended
  December 31, 1998                -            -           -            2,753

Balance, December 31, 1998   455,073          455     423,353         (191,297)

Net income for the year ended
 December 31, 1999                 -            -           -               83

Balance, December 31, 1999   455,073          455     423,353         (191,214)

Net income for the nine months
 ended September 30, 2000
 (unaudited)                       -            -           -            3,507

Balance, September 30, 2000
 (unaudited)                 455,073      $   455   $ 423,353      $  (187,707)

                  RED HORSE ENTERTAINMENT CORPORATION
                     (A Development Stage Company)
                       Statements of Cash Flows
                              (Unaudited)

                                                                                               From
                                                                                           Inception on
                                            For the                   For the               October 24,
                                       Three Months Ended        Nine Months Ended         1986 Through
                                         September 30,             September 30,           September 30,
                                       2000         1999          2000       1999              2000

OPERATING ACTIVITIES
 Net income (loss)                    $  1,740    $   1,029    $   3,507    $  (1,673)      $   (187,707)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
  Depreciation                               -            -            -          152              1,546
  Amortization                               -            -            -            -                472
  Loss on disposal of discontinued
   operations                                -            -            -            -           (776,190)
 Changes in operating assets
  and liabilities:
  Decrease in accounts receivable            -           64            -            -                  -
  Decrease in accounts payable            (500)           -         (189)           -                  -
  Increase in accrued expenses               -            -            -            -            286,334

   Net Cash Provided (Used)
    by Operating Activities              1,240        1,093        3,318       (1,521)          (675,545)

INVESTING ACTIVITIES

 Organization expenses                       -            -            -            -            (10,925)
 Sale of fixed assets                        -            -            -            -              4,000
 Purchase of equipment and
  leasehold improvements                     -            -            -            -         (1,255,237)

    Net Cash Provided (Used)
  by Investing Activities                    -            -            -            -         (1,262,162)

FINANCING ACTIVITIES

 Proceeds from debentures                    -            -            -            -     1,750,000
 Proceeds from stock issuance                -            -            -            -       212,984
 Sale warrants                               -            -            -            -           100
 Exercise of warrants                        -            -            -            -       210,724

  Net Cash Provided (Used)
   by Financing Activities          $       -      $      -     $      -    $       -    $2,173,808

                  RED HORSE ENTERTAINMENT CORPORATION
                     (A Development Stage Company)
                 Statements of Cash Flows (Continued)
                              (Unaudited)


                                                                       From
                                                                   Inception on
                               For the              For the         October 24,
                          Three Months Ended   Nine Months Ended   1986 Through
                             September 30,       September 30,     September 30,
                           2000         1999    2000        1999        2000

INCREASE (DECREASE) IN
  CASH                  $   1,240  $   1,093  $   3,318  $  (1,521) $    236,101

CASH AT BEGINNING OF
 PERIOD                   234,861    229,745    232,783    232,359             -

CASH AT END OF PERIOD   $ 236,101  $ 230,838  $ 236,101  $ 230,838  $    236,101

SUPPLEMENTAL CASH FLOW
 INFORMATION

 Cash paid for interest  $      -  $       -  $       -  $       -  $      2,133
 Cash paid for taxes     $      -  $       -  $       -  $       -  $          -

NON CASH INVESTING ACTIVITIES

 Sale of subsidiary      $      -  $       -  $       -  $       -  $  2,023,767

               RED HORSE ENTERTAINMENT CORPORATION
                 (A Development Stage Company)
               Notes to the Financial Statements
            September 30, 2000 and December 31, 1999


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

                                      For  the                    For the
                                  Three Months Ended         Nine Months Ended
                                    September 30,               September 30,
                                  2000          1999        2000          1999
Numerator - income
 (loss)                       $     1,740   $    1,029   $    3,507   $  (1,673)

Denominator - weighted
 average number of
 shares outstanding               455,073      455,073     455,073      455,073

Basic income (loss)
 per  share                   $      0.00   $    0.00    $    0.01    $  (0.00)

               RED HORSE ENTERTAINMENT CORPORATION
                 (A Development Stage Company)
               Notes to the Financial Statements
            September 30, 2000 and December 31, 1999


NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       c.  Provision for Taxes

       At June 30, 2000, the Company had net operating loss carryforwards of approximately $187,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the carryforwards are offset by a valuation allowance of the same amount.

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

                                               September 30,      December 31,
                                                   2000                1999

       Office equipment                       $      1,071       $       1,071

       Less accumulated depreciation                (1,071)             (1,071)

          Total Property and Equipment        $          -       $           -

       Equipment is being depreciated over eight years using  the
       straight  line  method.   Depreciation  expense  for   the
       period ending and the year ending September 30, 2000 and December 31, 1999 was $ -0- and $152, respectively.

               RED HORSE ENTERTAINMENT CORPORATION
                 (A Development Stage Company)
               Notes to the Financial Statements
            September 30, 2000 and December 31, 1999


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

               RED HORSE ENTERTAINMENT CORPORATION
                 (A Development Stage Company)
               Notes to the Financial Statements
            September 30, 2000 and December 31, 1999


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

NOTE 10 - STOCK OPTIONS

       In May 1999, the Company issued options to two of its officers, for each one to purchase 50,000 shares of common stock at a price of $0.625 per share. The options expire in May 2000.

NOTE 11 - CONCENTRATIONS OF RISK

       The Company maintains a money market investment account which accounts for $235,000 of the balance of cash. The account is not insured by the FDIC, nor is it guaranteed by the bank. The investment is subject to investment risk, including potential principle loss.

                             ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION OR PLAN OF OPERATION


Nine-Month Periods Ended September 30, 2000 and 1999

The Company had no revenue from continuing operations for the nine-month periods ended September 30, 2000 and 1999.

General and administrative expenses for the nine-month periods ended September 30, 2000 and 1999, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $5,874 and $8,778 for the nine-month periods ended September 30, 2000 and 1999, respectively.

Interest income in the nine-month periods ended September 30, 2000 and 1999, was $9,381 and $7,105, respectively. As a result of the foregoing factors, the Company realized a net gain of $3,507 for the nine-months ended September 30, 2000, as compared to a net loss of $1,673 for the same period in 1999.

Liquidity and Capital Resources

At September 30, 2000, the Company had working capital of approximately $236,101, as compared to $232,594 at December 31, 1999. Working capital as of both dates consisted substantially of short-term investments, and cash and cash equivalents. Although the Company's most significant assets consist largely of cash and cash equivalents, the Company has no intent to become, or hold itself out to be, engaged primarily in the business of investing, reinvesting, or trading in securities. Accordingly, the Company does not anticipate being required to register pursuant to the Investment Company Act of 1940 and expects to be limited in its ability to invest in securities, other than cash equivalents and government securities.

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

                   PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K.

     Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

     Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the nine-month periods ended September 30, 2000 (Exhibit ref. No. 27).

                         SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                RED HORSE ENTERTAINMENT CORPORATION


Date:  November 3, 2000         By: /s/ Jack Gertino, Secretary