Form 10KSB
period 2000-12-31
RED HORSE ENTERTAINMENT CORP
filed 2001-03-20
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           FORM 10-KSB


[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2000, or

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

                 Common Stock, Par Value $0.001

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues (consisting only of interest income) for its most recent fiscal year: $11,656.

The aggregate market value of voting stock held by non-affiliates computed on the basis of the last sale price on March 12, 2001, was $198,102.

As of December 31, 2000, the Registrant had outstanding 455,073 shares of Common Stock, par value $0.001.

Documents incorporated by reference:  None.

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                       Page

Part I

1.   Description of Business                                     3

2.   Description of Properties                                   6

3.   Legal Proceedings                                           6

4.   Submission of Matters to a Vote of Security Holders         6

Part II

5.   Market for Common Equity and Related Stockholder Matters    6

6. Management's Discussion and Analysis of Financial Condition 7 and Results of Operations

7.   Financial Statements                                        8

8.   Changes in and Disagreements with Accountants               8
     on Accounting and Financial Disclosure

Part III

9.   Directors, Executive Officers, Promoters and Control        8
     Persons; Compliance with Section 16(a) of the Exchange Act

10.  Executive Compensation                                      9

11.  Security Ownership of Certain Beneficial Owners and        10
     Management

12.  Certain Relationships and Related Transactions             12

13.  Exhibits and Reports on Form 8-K                           12

Signatures                                                      13

                             PART I

                ITEM 1.  DESCRIPTION OF BUSINESS

General

For the past six years the Company has had no active business operations, and has been seeking to acquire an interest in a business with long-term growth potential. The Company currently has no commitment or arrangement to participate in a business and cannot now predict what type of business it may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

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

No matter was submitted to a vote of security holders in the fourth quarter of 2000.

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

Calendar Quarter            High Bid               Low Bid
Ended

March 31, 1999               $0.625                $0.625
June 30, 1999                $0.625                $0.250
September 30, 1999           $0.625                $0.313
December 31, 1999            $0.625                $0.625

March 31, 2000               $0.625                $0.625
June 30, 2000                $0.625                $0.625
September 30, 2000           $0.625                $0.250
December 31, 2000            $0.625                $0.625

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

At March 12, 2001, there were approximately 152 holders of record of the Company's Common Stock.

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION
                    AND RESULTS OF OPERATIONS

Results of Operations

Years Ended December 31, 2000 and 1999

The Company had no revenue from continuing operations for the years ended December 31, 2000 and 1999.

General and administrative expenses for the years ended December 31, 2000 and 1999, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $6,579 and $9,715 for 2000 and 1999, respectively. General and administrative expenses in 2000 were less than in 1999 primarily due to the number of business opportunities reviewed during the year in which administrative expenditures were required.

The Company had no interest expense in 2000 or 1999. Interest income resulted from the investment of funds in short-term, liquid cash equivalents. Interest income was $11,656 and $9,798 in 2000 and 1999, respectively.

As a result of the foregoing factors, the Company realized a net gain of $5,077 in 2000, as compared to a net gain of $83 for 1999.

Liquidity and Capital Resources

At December 31, 2000, the Company had working capital of approximately $237,671. Working capital consisted substantially of short-term investments, and cash and cash equivalents. Although the Company's most significant assets consist largely of cash and cash equivalents, the Company has no intent to become, or hold itself out to be, engaged primarily in the business of investing, reinvesting, or trading in securities. Accordingly, the Company does not intend to register under the Investment Company Act of 1940.

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

                            PART III

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
    PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name                Age  Positions                       Since

Wayne M. Rogers     66   President and Director           1992

Bill Rogers         30   Vice President and Director      1994

Jack M. Gertino     61   Secretary and Director           1992

All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders or until their successors are duly elected and qualified.

The following is information on the business experience of each director and officer.

Wayne M. Rogers is a well-known professional actor who has been involved in investment activities for over 15 years. Mr. Rogers has been a director of several privately held companies, including Almaden Vineyards and the Pantry, Inc., since 1990. He has also been a director of Global Intellicom, P.H.C., Inc., Electronic Data Controls, Inc., Extek Micro-Systems, and Wadell Equipment Global. Currently, Mr. Rogers is the general partner of Balanced Value Fund, LP, a limited partnership that advises and invests in middle market companies. Mr. Rogers is also the general partner of The Insight Fund, LP, and the sole stockholder of the corporate general partner of The Pinnacle Fund, LP, and Triangle Bridge Group, LP. The Insight Fund, LP is a stockholder of the Company. Wayne M. Rogers is the father of Bill Rogers.

Bill Rogers has been a student and music composer for the past five years. He has composed the music for a number of television shows, a commercial, and television movie, and is involved in development of musical scores and compositions for those uses. Bill Rogers is the son of Wayne M. Rogers.

Jack M Gertino, has been a private investor and business consultant in Salt Lake City, Utah, for the past five years. From June 1995 through October 1996, Mr. Gertino was an owner of a Tunex Service Center franchise in Layton, Utah, which offers automotive Tune-up services. He is currently pursuing a number of real estate projects, including the recent purchase and operation of a commercial office building in Salt Lake City.
From 1986 to the present, he has served as an officer and director of Comet Technologies, Inc., a publicly held shell corporation seeking a business acquisition. Since February 1997, he has also served as an officer and director of Lazarus Industries, Inc., a publicly held shell corporation seeking a business acquisition.

Other Shell Company Activities

Mr. Gertino is currently a director of Comet Technologies, Inc., and Lazarus Industries, Inc., both publicly held shell corporations seeking a business acquisition. The possibility exists that one or more of the officers and directors of the Company could become officers and/or directors of other shell companies in the future, although they have no intention of doing so at the present time. Certain conflicts of interest are inherent in the participation of the Company's officers and directors as management in other shell companies, which may be difficult, if not impossible, to resolve in all cases in the best interests of the Company. Failure by management to conduct the Company's business in its best interests may result in liability of management of the Company to the shareholders.

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

The following table sets forth certain information with respect to unexercised options held by the Named Executive Officers as of December 31, 2000. No outstanding options held by the Named Executive Officers were exercised in 2000. All unexercised options expire in May 2009.

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


Wayne M. Rogers         50,000/ -0-                     -0-/ -0-
  President

Jack M. Gertino         50,000/ -0-                     -0-/ -0-
  Secretary


(1) This value is determined on the basis of the difference between the high bid price during the calendar quarter ended
December 31, 2000, of the securities underlying the options and the exercise price.

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT

The following table sets forth as of March 1, 2001, the number and percentage of the 455,073 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and
(iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                Common                    Percent of
                                Shares        Options        Class

Name and Address

Wayne M. Rogers (1)(2)          51,349        50,000         20.1
11828 La Grange Avenue
Los Angeles, CA  90025

Jack M. Gertino (1)             24,485        50,000         14.7
3374 Homestead Road
Park City, UT  84060

Bill Rogers (1)                   -0-           -0-           -0-
916 N. Beverly Drive
Beverly Hills, CA 90210

The Insight Fund, LP (3)        62,240          -0-          13.7
C/o Wayne M Rogers & Co.
11828 La Grange Avenue
Los Angeles, CA  90025

Susan Harris Family Trust       51,867          -0-          11.4
C/o Wayne M Rogers & Co.
11828 La Grange Avenue
Los Angeles, CA  90025

Daniel J. Sullivan, III         41,494          -0-           9.1
16830 Ventura Blvd., #300
Encino, CA  91436

C. Anthony Thomas               41,494          -0-           9.1
   and Glenn Susan Thomas
1888 Century Park East, #400
Los Angeles, CA  90067

Paul Junger Witt Family Trust   51,867          -0-          11.4
C/o Wayne M Rogers & Co.
11828 La Grange Avenue
Los Angeles, CA  90025

All Executive officers and     138,074       100,000        42.9
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

    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In May of 1999, as incentive to the officers to continue their efforts on behalf of the Company, the board of directors approved the issuance of new options to Messrs. Rogers and Gertino. Each of them now hold options to purchase 50,000 shares of common stock at an exercise price of $0.625 per share, which expire in May 2009.

The Company utilizes office space at 11828 La Grange Avenue, Los Angeles, CA 90025, provided by a private company owned by Wayne
M. Rogers, an officer, director and principal shareholder of the Company. The Company does not pay rent for this office space. The Company reimburses Mr. Rogers for clerical and office expenses, such as telephone charges, copy charges, overnight courier service, travel expenses, and similar costs incurred on Company matters

                            ITEM 13.
                EXHIBITS AND REPORTS ON FORM 8-K

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

FORM 8-K FILINGS

No reports on Form 8-K were filed in the last calendar quarter of 2000.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   RED HORSE ENTERTAINMENT
CORPORATION


Date:  March 14, 2001              By: /s/ Wayne M. Rogers
                                          Wayne M. Rogers,
                                           President

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  March 14, 2001           /s/ Wayne M. Rogers
                                 Wayne M. Rogers, Director


Dated:  March 14, 2001           /s/ Bill Rogers
                                 Bill Rogers, Director


Dated:  March 16, 2001           /s/ Jack Gertino
                                 Jack Gertino, Director

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)

                      Financial Statements

                   December 31, 2000 and 1999

                              INDEX


Independent Auditors' Report                                  F-2

Balance Sheet                                                 F-3

Statements of Operations                                      F-4

Statements of Stockholders' Equity                            F-5

Statements of Cash Flows                                      F-8

Notes to the Financial Statements                            F-10

                  INDEPENDENT AUDITORS' REPORT


The Board of Directors
Red Horse Entertainment Corporation
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Red Horse Entertainment Corporation (a development stage company) as of December 31, 2000 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999 and from the date of inception on December 4, 1987 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Red Horse Entertainment Corporation (a development stage company) as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and from the date of inception on December 4, 1987 through December 31, 2000 in conformity with generally accepted accounting principles.

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


HJ & Associates, LLC

Salt Lake City, Utah
February 2, 2001

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                          Balance Sheet


                             ASSETS

                                                     December 31,
                                                     2000

CURRENT ASSETS

 Cash                                               $  237,671

  Total Current Assets                                 237,671

PROPERTY AND EQUIPMENT (Note 3)                              -

  TOTAL ASSETS                                      $  237.671


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                   $       -

  Total Current Liabilities                                 -

STOCKHOLDERS' EQUITY

 Common stock; 50,000,000 shares authorized at
  $0.001 par value; 455,073 shares issued
   and outstanding                                        455
 Additional paid-in capital                           423,353
 Deficit accumulated during the development stage    (186,137)

  Total Stockholders' Equity                          237,671

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  237,671

  The accompanying notes are an integral part of the financial statements.

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                    Statements of Operations

                                                    From
                                                Inception on
                                                 December 4,
                            For the Years Ended    1987 to
                                 December 31,     December 31,
                               2000      1999        2000

REVENUES                   $      -  $        -  $       -

EXPENSES

 Bad debt expense                 -           -     35,000
 Outside services               505         761      9,923
 Professional fees            5,239       6,170     82,064
 Rent                             -           -      6,545
 Travel                           -           -     18,336
 Administrative expenses        835       2,591     28,862
 Depreciation                     -         152      1,546
 Amortization                     -           -        472
 Interest                         -          41        418

  Total Expenses              6,579       9,715    183,166

OTHER INCOME

 Interest income             11,656       9,798    132,153

  Total Other Income         11,656       9,798    132,153

NET INCOME (LOSS) BEFORE
 DISCONTINUED OPERATIONS      5,077          83    (51,013)

LOSS FROM DISCONTINUED
 OPERATIONS (Note 6)              -           -   (911,314)

GAIN ON DISPOSAL OF
 DISCONTINUED OPERATIONS
 (Note 6)                         -           -    776,190

NET INCOME (LOSS)             5,077  $       83  $(186,137)

BASIC INCOME PER SHARE      $  0.01  $     0.00

WEIGHTED AVERAGE
 SHARES OUTSTANDING       $ 455,073  $  455,073

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

                 RED HORSE ENTERTAINMENT CORPORATION
                    (A Development Stage Company)
      Statements of Stockholders' Equity (Deficit) (Continued)


                                                            Deficit
                                                            Accumulated
                                                 Additional During the
                                   Common Stock    Paid-in  Development
                                Shares    Amount   Capital     Stage

Balance, December 31, 1997      455,073  $  455  $ 423,353  $ (194,050)

Net income for the year ended
 December 31, 1998                   -        -          -       2,753

Balance, December 31, 1998     455,073      455    423,353    (191,297)

Net income for the year ended
 December 31, 1999                   -        -          -          83

Balance, December 31, 1999     455,073      455    423,353    (191,214)

Net income for the year ended
 December 31, 2000                   -        -          -       5,077

Balance, December 31, 2000     455,073  $   455  $ 423,353  $ (186,137)

    The accompanying notes are an integral part of the financial statements.

                 RED HORSE ENTERTAINMENT CORPORATION
                    (A Development Stage Company)
                      Statements of Cash Flows

                                                                            From
                                                                       Inception on
                                                                        December 4,
                                                 For the Years Ended      1987 to
                                                     December 31,       December 31,
                                                   2000       1999         2000
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                                $  5,077  $       83  $  (186,137)
 Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
  Depreciation                                           -         152        1,546
  Amortization                                           -           -          472
  Gain on disposal of discontinued operations            -           -     (776,190)
 Changes in operating assets and liabilities:
  Increase (decrease) in accounts payable             (189)        189            -
  Increase in accrued expenses                           -           -      286,334

   Net Cash Provided (Used) by Operating
    Activities                                       4,888         424     (673,975)

CASH FLOWS FROM INVESTING ACTIVITIES

 Organization expenses                                   -           -      (10,925)
 Sale of fixed assets                                    -           -        4,000
 Purchase of equipment and leasehold improvements        -           -   (1,255,237)
  Net Cash (Used) by Investing Activities                -           -   (1,262,162)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from debentures                                -           -    1,750,000
 Proceeds from stock issuance                            -           -      212,984
 Sale warrants                                           -           -          100
 Exercise of warrants                                    -           -      210,724

  Net Cash Provided by Financing Activities              -           -     2,173,808

INCREASE IN CASH AND CASH EQUIVALENTS                4,888         424       237,671

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                         232,783     232,359             -

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                        $   237,671  $  232,783 $     237,671

    The accompanying notes are an integral part of the financial statements.

                 RED HORSE ENTERTAINMENT CORPORATION
                    (A Development Stage Company)
                Statements of Cash Flows (Continued)

                                                             From
                                                         Inception on
                                                          December 4,
                                    For the Years Ended     1987 to
                                         December 31,     December 31,
                                        2000      1999       2000

SUPPLEMENTAL CASH FLOW INFORMATION

 Cash paid for interest             $      -   $    41   $       418
 Cash paid for income taxes         $      -   $     -   $         -
NON-CASH INVESTING ACTIVITIES

 Sale of subsidiary (Note 6)        $      -   $     -    $2,023,767




    The accompanying notes are an integral part of the financial statements.

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 2000


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

       b.  Basic Income Per Share

       The computation of basic income per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements as follows:
                                                     December 31,
                                                   2000      1999

       Numerator - income                       $  5,077  $      83
       Denominator - weighted average number of
         shares outstanding                      455,073    455,073

       Income per share                         $   0.01  $    0.00

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       c.  Provision for Taxes

       At December 31, 2000, the Company had net operating loss carryforwards of approximately $187,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater change the carryforwards will expire unused.
       Accordingly, the potential tax benefits of the carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 3 - PROPERTY AND EQUIPMENT

       Property and equipment consists of the following at December 31, 2000:

                                                    December 31,
                                                    2000

       Office equipment                             $  1,071

       Less accumulated depreciation                  (1,071)

              Total Property and Equipment          $      -

       Equipment is being depreciated over eight years using the straight-line method. Depreciation expense for the years ending December 31, 2000 and 1999 was $-0- and $152, respectively. As of December 31, 2000, equipment has been fully depreciated.

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

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 2000

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

RED HORSE ENTERTAINMENT CORPORATION

                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 2000


NOTE 9 - GOING CONCERN

        The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have an established source of operating revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company.

NOTE 10 - STOCK OPTIONS

        On February 1, 1994, the Company issued options to two of its officers, for each one to purchase 25,000 shares of common stock at a price of $0.50 per share. The options expired in February 1999, and were replaced with two new options to purchase 50,000 shares each at an exercise price of $0.625 per share, which expire in May 2009.

NOTE 11 - CONCENTRATIONS OF RISK

        The Company maintains a money market investment account which accounts for $228,014 of the balance of cash. The full account is not insured by the FDIC, nor is it guaranteed by the bank. The investment is subject to investment risk, including potential principle loss.