Form 10QSB
period 2001-03-31
RED HORSE ENTERTAINMENT CORP
filed 2001-05-11
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2000: 455,073 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
               RED HORSE ENTERTAINMENT CORPORATION

                              INDEX
                                                       Page
PART I.   Financial Information                           3

          Financial Statements                            3

          Management's Discussion and Analysis of        11
          Financial Condition and Plan of Operation

PART II.  Other Information                              12

          Signatures                                     12

                             PART I.
                  Item 1. Financial Information


               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                                    March 31,    December 31,
                                                    2001            2000
                                                  (Unaudited)

CURRENT ASSETS

 Cash                                            $  237,238     $   237,671

  Total Current Assets                              237,238         237,671

PROPERTY AND EQUIPMENT (Note 3)                           -               -

  TOTAL ASSETS                                   $  237,238        $237,671


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                $        -      $       -

  Total Current Liabilities                               -              -

STOCKHOLDERS' EQUITY

 Common stock: 50,000,000 shares authorized
 at $0.001 par value; 455,073 shares issued
 and outstanding  				               455           455
 Additional paid-in capital                          423,353       423,353
 Deficit accumulated during the development stage   (186,570)     (186,137)

  Total Stockholders' Equity              	    237,238        237,671

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  237,238     $  237,671


               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                    Statements of Operations
                           (Unaudited)


                              					 From
                                                    	    Inception on
                                                    	    December 4,
                              For the Three Months Ended    1987 to
                                         March 31,         March 31,
                                    2001      2000           2001

REVENUES                       $        -     $      -    $        -

EXPENSES

 Bad debt expense                       -            -        35,000
 Outside services                     765          505        10,688
 Professional fees                  2,024        2,752        84,088
 Rent                                   -            -         6,545
 Travel                                 -            -        18,336
 Administrative expenses              855           46        29,717
 Depreciation                           -            -         1,546
 Amortization                           -            -           472
 Interest                               -            -           418

  Total Expenses                    3,644        3,303       186,810

OTHER INCOME

 Interest income                    3,211        2,866       135,364

  Total Other Income                3,211        2,866       135,364

NET LOSS BEFORE
 DISCONTINUED OPERATIONS             (433)        (437)      (51,446)

LOSS FROM DISCONTINUED
 OPERATIONS (Note 6)                    -            -      (911,314)

GAIN ON DISPOSAL OF
 DISCONTINUED OPERATIONS (Note 6)       -            -       776,190

NET LOSS                       $    (433)     $    (437) $  (186,570)

BASIC LOSS PER SHARE     	 $   (0.00)     $   (0.00)

WEIGHTED AVERAGE SHARES
 OUTSTANDING                     455,073        455,073

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                    Statements of Cash Flows
                           (Unaudited)

                                                                       	        From
                                                         			Inception on
                                                         			December 4,
                                	    For the Three Months Ended        1987 to
                                        	    March 31,                  March 31,
                                     	    2001         2000            2001

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                     $ (433)    $  (437)    $     (186,570)
 Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
  Depreciation                                     -           -              1,546
  Amortization                                     -           -                472
  Loss on disposal of discontinued operations      -           -           (776,190)
 Changes in operating assets and liabilities:
  Increase in accounts payable                     -       2,405                  -
  Increase in accrued expenses                     -           -            286,334

   Net Cash Provided (Used) by Operating
    Activities                                  (433)      1,968           (674,408)

CASH FLOWS FROM INVESTING ACTIVITIES

 Organization expenses                             -           -            (10,925)
 Sale of fixed assets                              -           -              4,000
 Purchase of equipment and leasehold
  improvements                                     -           -         (1,255,237)

   Net Cash (Used) by Investing Activities         -           -         (1,262,162)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from debentures                            -           -        1,750,000
 Proceeds from stock issuance                        -           -          212,984
 Sale warrants                                       -           -              100
 Exercise of warrants                                -           -          210,724

   Net Cash Provided by Financing Activities         -           -        2,173,808

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                 (433)      1,968          237,238

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                           237,671     232,783               -

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                       $237,238    $234,751     $    237,238

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
              Statements of Cash Flows (Continued)
                           (Unaudited)


                                                                   From
                                                              Inception on
                                                       	   December 4,
                               For the Three Months Ended        1987 to
                                       March 31,                 March 31,
                                   2001         2000               2001

SUPPLEMENTAL CASH FLOW INFORMATION

 Cash paid for interest           $    -         $    -         $     418
 Cash paid for taxes              $    -         $    -         $       -

NON-CASH INVESTING ACTIVITIES

 Sale of subsidiary (Note 6)      $    -         $    -        $2,023,767

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
              March 31, 2001 and December 31, 2000


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

       b.  Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements as follows:

                                                 	  March 31,
                                         		       2001      2000

        Numerator - loss                            $   (433)  $  437)
        Denominator - weighted average number of
          shares outstanding                         455,073   455,073

        Loss per share                              $  (0.00) $ (0.00)

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
              March 31, 2001 and December 31, 2000


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

        f.  Unaudited Financial Statements

        The accompanying unaudited financial statements include all of the adjustments, which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

NOTE 3 - PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

                                             March 31,       December 31,
                                              2001              2000
                                           (Unaudited)

        Office equipment                    $ 1,071    	   $ 1,071

        Less accumulated depreciation        (1,071)            (1,071)

               Total Property and Equipment $     -            $     -

        Equipment is being depreciated over eight years using the straight-line method. Depreciation expense for the year ending December 31, 2000 and the period ending
        March 31, 2001 was $-0- and $-0-, respectively.

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
              March 31, 2001 and December 31, 2000

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

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
              March 31, 2001 and December 31, 2000


NOTE 7 - DISPOSAL OF SUBSIDIARY-RELATED PARTY TRANSACTION

        On March 19, 1994, the Company entered into a stock purchase agreement whereby two officers of the Company purchased all of the outstanding shares of the Company's former subsidiary, 127 Main Street Corporation. The shares were sold for the nominal amount of $500.

NOTE 8 - REVERSE STOCK SPLIT

        On August 2, 1993, the shareholders of the Company approved a 1-for-30 reverse stock split. The financial statements have been restated to reflect this change retroactively to the beginning of the periods presented.

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

NOTE 10 - STOCK OPTIONS

        On February 1, 1994, the Company issued options to two of its officers, for each one to purchase 25,000 shares of common stock at a price of $0.50 per share. The option is for a term of five years. At March 31, 2001, all options have expired.

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

                             ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION OR PLAN OF OPERATION


Three Month periods Ended March 31, 2001 and 2000

The Company had no revenue from continuing operations for the three-month periods ended March 31, 2001 and 2000.

General and administrative expenses for the three month periods ended March 31, 2001 and 2000, were $3,644 and $3,303, respectively, which consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs.

Interest income in the three-month periods ended March 31, 2001 and 2000, was $3,211 and $2,866, respectively. As a result of the foregoing factors, the Company realized a net loss of $433 for the three months ended March 31, 2001, as compared to a net loss of $437 for the same period in 2000.

Liquidity and Capital Resources

At March 31, 2001, the Company had working capital of approximately $237,238, as compared to $237,671 at December 31, 2000. Working capital as of both dates consisted substantially of short-term investments, and cash and cash equivalents. Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period.

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

     Exhibits:  none

     Reports on Form 8-K:  none

                         SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         RED HORSE ENTERTAINMENT CORPORATION

Date:  May 10, 2001      By: /s/ Jack Gertino, Secretary