Form 10QSB
period 2001-06-30
RED HORSE ENTERTAINMENT CORP
filed 2001-08-01
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

                     Commission File No. 0-23015

                 RED HORSE ENTERTAINMENT CORPORATION
  (Exact name of small business issuer as specified in its charter)

            Nevada                          87-0450232
(State or other jurisdiction of    (IRS Employer Identification
incorporation or organization)                 No.)

           11828 La Grange Avenue, Los Angeles, CA  90025
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity: As of June 30, 2001, there were 455,073 shares of common stock outstanding.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
               RED HORSE ENTERTAINMENT CORPORATION

                              INDEX
                                                                 Page

PART I.   Financial Information                                    3

          Balance Sheets as of June 30, 2001 and December 31, 2000 3

          Statements  of Operations for  the  Three Months and     4
          Six  Months Ended June 30, 2001 and  2000 and
          From Inception on December 4, 1987 Through June 30, 2001

          Statements of Stockholders' Equity From Inception        5
          on December 4, 1987 through June 30, 2001

          Statements  of  Cash Flows  for  the  Six Months Ended   8
          June 30, 2001 and 2000 and From Inception on
          December 4, 1987 Through June 30, 2001

          Notes to the Financial Statements                       10

          Management's Discussion and Analysis of Financial       14
          Condition

PART II.  Other Information                                       14

          Exhibits and Reports on Form 8-K                        14

          Signatures                                              15

                             PART I.
                 Item 1.  Financial Information

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                         June 30,          December 31,
                                           2001               2000
                                         (Unaudited)

CURRENT ASSETS

 Cash                                    $  238,257    $ 237,671

  Total Current Assets                      238,257      237,671

PROPERTY AND EQUIPMENT (Note 3)                   -             -

  TOTAL ASSETS                           $  238,257     $ 237,671


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                          $       -   $       -

  Total Current Liabilities                        -           -

STOCKHOLDERS' EQUITY

 Common stock: 50,000,000 shares
  authorized at $0.001 par value;
  455,073 shares issued and outstanding          455         455
 Additional paid-in capital                  423,353     423,353
 Deficit accumulated during the
  development stage                         (185,551)   (186,137)

  Total Stockholders' Equity                 238,257     237,671

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $238,257   $ 237,671

 The accompanying notes are an integral part of these financial statements.

                 RED HORSE ENTERTAINMENT CORPORATION
                    (A Development Stage Company)
                      Statements of Operations
                             (Unaudited)

                                                                            From
                                                                        Inception on
                                 For the                For the          October 24,
                           Three Months Ended      Six Months Ended     1986 Through
                                 June 30,               June 30,          June 30,
                              2001      2000        2001        2000        2001
REVENUES                  $      -   $      -   $       -   $       -   $        -

EXPENSES

 Bad debt expense                -          -           -           -       35,000
 Outside services                -          -         765         505       10,688
 Professional fees           2,123        863       4,147       3,615       86,211
 Rent                            -          -           -           -        6,545
 Travel                          -          -           -           -       18,336
 Administrative expenses        41         49         896          95       29,758
 Depreciation                    -          -                       -        1,546
 Amortization                    -          -           -           -          472
 Interest                        -          -           -           -          418

  Total Expenses             2,164        912       5,808       4,215      188,974

OTHER INCOME

 Interest income             3,183      3,116       6,394       5,982      138,547

  Total Other Income         3,183      3,116       6,394       5,982      138,547

Income (Loss) Before
 Discontinued Operations     1,019      2,204         586       1,767      (50,427)

Loss From Discontinued
 Operations (Note 6)             -          -           -           -     (911,314)

Gain on Disposal of
 Discontinued Operations         -          -           -           -      776,190

NET INCOME (LOSS)         $  1,019   $  2,204   $     586   $   1,767   $ (185,551)

NET INCOME PER SHARE      $   0.00   $   0.00   $    0.00   $    0.00

WEIGHTED AVERAGE
 SHARES OUTSTANDING        455,073    455,073     455,073     455,073

   The accompanying notes are an integral part of these financial statements.

                 RED HORSE ENTERTAINMENT CORPORATION
                    (A Development Stage Company)
                 Statements of Stockholders' Equity
      From Inception on December 4, 1987 through June 30, 2001

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

                 RED HORSE ENTERTAINMENT CORPORATION
                   (A Development Stage Company)
      Statements of Stockholders' Equity (Deficit) (Continued)
      From Inception on December 4, 1987 through June 30, 2001

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

                 RED HORSE ENTERTAINMENT CORPORATION
                   (A Development Stage Company)
      Statements of Stockholders' Equity (Deficit) (Continued)
      From Inception on December 4, 1987 through June 30, 2001
                                                                  Deficit
                                                                Accumulated
                                                  Additional     During The
                                  Common Stock      Paid-in     Development
                               Shares     Amount    Capital         Stage

Balance, December 31, 1997     455,073   $   455   $ 423,353   $ (194,050)

Net income for the year ended
 December 31, 1998                   -         -           -        2,753

Balance, December 31, 1998     455,073       455     423,353     (191,297)

Net income for the year ended
 December 31, 1999                   -         -           -           83

Balance, December 31, 1999     455,073       455     423,353     (191,214)

Net income for the year ended
 December 31, 2000                   -         -           -        5,077

Balance, December 31, 2000     455,073       455     423,353     (186,137)

Net income for the six months
 ended June 30, 2001,
 (unaudited)                         -         -           -          586

Balance, June 30, 2001
 (unaudited)                   455,073   $   455   $ 423,353   $ (185,551)


   The accompanying notes are an integral part of these financial statements.

                 RED HORSE ENTERTAINMENT CORPORATION
                    (A Development Stage Company)
                      Statements of Cash Flows
                             (Unaudited)

                                                                               From
                                                                            Inception on
                                                                             December 4,
                                                 For the Six Months Ended     1987 to
                                                         June 30,             June 30,
                                                    2001         2000           2001
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                      $       586   $     1,767   $  (185,551)
 Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
  Depreciation                                           -             -         1,546
  Amortization                                           -             -           472
  Loss on disposal of discontinued operations            -             -      (776,190)
 Changes in operating assets and liabilities:
  Increase (decrease) in accounts payable                -           311             -
  Increase in accrued expenses                           -             -       286,334

   Net Cash Provided (Used) by Operating
    Activities                                         586         2,078      (673,389)

CASH FLOWS FROM INVESTING ACTIVITIES

 Organization expenses                                   -             -       (10,925)
 Sale of fixed assets                                    -             -         4,000
 Purchase of equipment and leasehold
  improvements                                           -             -    (1,255,237)

   Net Cash (Used) by Investing Activities               -             -    (1,262,162)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from debentures                                -             -     1,750,000
 Proceeds from stock issuance                            -             -       212,984
 Sale warrants                                           -             -           100
 Exercise of warrants                                    -             -       210,724

   Net Cash Provided by Financing Activities             -             -     2,173,808

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                      586         2,078       238,257

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                               237,671       232,783             -

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                          $ 238,257   $   234,861   $   238,257

   The accompanying notes are an integral part of these financial statements.

                 RED HORSE ENTERTAINMENT CORPORATION
                    (A Development Stage Company)
                Statements of Cash Flows (Continued)
                             (Unaudited)
                                                                From
                                                            Inception on
                                                            December 4,
                                  For the Six Months Ended    1987 to
                                          June 30,            June 30,
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

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
               June 30, 2001 and December 31, 2000


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

NOTE 2 -SUMMARY  OF  SIGNIFICANT ACCOUNTING POLICIES

       a.  Recognition of Income

       The Company recognizes income and expenses on the accrual basis of accounting. The fiscal year of the Company ends on December 31.

       b.  Basic Earnings Per Share

       The computation of basic earnings per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements as follows:

                                              June 30
                                           2001      2000

Numerator - loss                        $    586  $   1,767
Denominator - weighted average number of
 shares outstanding                      455,073    455,073

 Earnings per share                     $   0.00  $    0.00

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
               June 30, 2001 and December 31, 2000


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

                                         June 30, December 31,
                                         2001              2000
                                         (Unaudited)

       Office  equipment                 $  1,071     $  1,071

       Less accumulated depreciation       (1,071)      (1,071)

          Total Property and Equipment   $      -     $      -

       Equipment is being depreciated over eight years using the straight-line method. Depreciation expense for the year ending December 31, 2000 and the period ending June 30, 2001 was $-0- and $-0-, respectively.

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
               June 30, 2001 and December 31, 2000


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

      Gain  on Disposal of Discontinued Operations  $   776,190

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
               June 30, 2001 and December 31, 2000


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

NOTE 10 - STOCK OPTIONS

        On February 1, 1994, the Company issued options to two of its officers, for each one to purchase 25,000 shares of common stock at a price of $0.50 per share. The option is for a term of five years. At June 30, 2001, all options have expired.

NOTE 11 - CONCENTRATIONS OF RISK

        The Company maintains a money market investment account which accounts for $238,000 of the balance of cash. The account is not insured by the FDIC, nor is it guaranteed by the bank. The investment is subject to investment risk, including potential principle loss.

                             ITEM 2.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION OR PLAN OF OPERATION

Six-Month Periods Ended June 30, 2001 and 2000

The Company had no revenue from continuing operations for the six-month periods ended June 30, 2001 and 2000.

General and administrative expenses for the six-month periods ended June 30, 2001 and 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $5,808 and $4,215 for the six-month periods ended June 30, 2001 and 2000, respectively.

Interest income in the six-month periods ended June 30, 2001 and 2000, was $6,394 and $5,982, respectively. As a result of the foregoing factors, the Company realized a net gain of $586 for the six months ended June 30, 2001, as compared to a net gain of $1,767 for the same period in 2000.

Liquidity and Capital Resources

At June 30, 2001, the Company had working capital of approximately $238,257, as compared to $237,671 at December 31, 2000. Working capital as of both dates consisted substantially of short-term investments, and cash and cash equivalents.

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

                   PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K.

     Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

     Exhibits:  None.

                           SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              RED HORSE ENTERTAINMENT CORPORATION


Date:  July 31, 2001          By: /s/ Jack Gertino,Secretary