Form 10QSB
period 2001-09-30
RED HORSE ENTERTAINMENT CORP
filed 2001-10-30
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity: As of September 30, 2001, there were 455,073 shares of common stock outstanding.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
               RED HORSE ENTERTAINMENT CORPORATION

                              INDEX
                                                                     Page

PART I.   Financial Information                                        3

          Balance  Sheets as of September 30, 2001 and December        3
          31, 2000

          Statements of Operations for the Three Months and            4
          Nine Months Ended September 30, 2001 and 2000 and
          From Inception on December 4, 1987 Through September
          30, 2001

          Statements of Stockholders' Equity From Inception on         5
          December 4, 1987 through September 30, 2001

          Statements of Cash Flows for the Nine Months Ended           8
          September 30, 2001 and 2000 and From Inception on
          December 4, 1987 Through September 30, 2001

          Notes to the Financial Statements                           10

          Management's Discussion and  Analysis  of                   11
          Financial Condition

PART II.  Other Information                                           11

          Exhibits and Reports on Form 8-K                            11

          Signatures                                                  12

                             PART I.
                 Item 1.  Financial Information

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                                 September 30  December 31,
                                                     2001         2000
                                                 (Unaudited)

CURRENT ASSETS
 Cash                                             $  238,871   $  237,671

  Total Current Assets                               238,871      237,671

PROPERTY AND EQUIPMENT                                     -            -

  TOTAL ASSETS                                    $  238,871   $  237,671


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                  $        -   $        -

  Total Current Liabilities                                 -            -

STOCKHOLDERS' EQUITY

 Common stock: 50,000,000 shares authorized at $0.001
  par value; 455,073 shares issued and outstanding        455          455
 Additional paid-in capital                           423,353      423,353
 Deficit accumulated during the development stage    (184,937)    (186,137)

  Total Stockholders' Equity                          238,871      237,671

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  238,871   $  237,671

 The accompanying notes are an integral part of these financial statements.

                 RED HORSE ENTERTAINMENT CORPORATION
                    (A Development Stage Company)
                      Statements of Operations
                             (Unaudited)

                                                                                       From
                                                                                   Inception on
                                         For the                    For the         October 24,
                                    Three Months Ended         Nine Months Ended   1986 Through
                                       September 30,              September 30,     September 30,
                                     2001         2000         2001          2000       2001
REVENUES                          $       -    $       -    $       -    $       -    $        -

EXPENSES

 Bad debt expense                         -            -            -            -        35,000
 Outside services                         -            -          765          505        10,688
 Professional fees                    1,052          829        5,199        4,444        87,263
 Rent                                     -            -            -            -         6,545
 Travel                                   -            -            -            -        18,336
 Administrative expenses                 15          830          911          925        29,773
 Depreciation                             -            -            -            -         1,546
 Amortization                             -            -            -            -           472
 Interest                                 -            -            -            -           418

  Total Expenses                      1,067        1,659        6,875        5,874       190,041

OTHER INCOME

 Interest income                      1,681        3,399        8,075        9,381       140,228

  Total Other Income                  1,681        3,399        8,075        9,381       140,228

Income (Loss) Before
 Discontinued Operations                614        1,740        1,200        3,507       (49,813)

Loss From Discontinued Operations         -            -            -            -      (911,314 )

Gain on Disposal of
 Discontinued Operations                  -            -            -            -       776,190

NET INCOME (LOSS)                 $     614    $   1,740    $   1,200    $   3,507    $ (184,937)

NET INCOME PER SHARE              $    0.00    $    0.00    $    0.00    $    0.01

WEIGHTED AVERAGE
 SHARES OUTSTANDING                 455,073      455,073      455,073      455,073

   The accompanying notes are an integral part of these financial statements.

                 RED HORSE ENTERTAINMENT CORPORATION
                    (A Development Stage Company)
                 Statements of Stockholders' Equity
    From Inception on December 4, 1987 through September 30, 2001


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

                 RED HORSE ENTERTAINMENT CORPORATION
                   (A Development Stage Company)
      Statements of Stockholders' Equity (Deficit) (Continued)
    From Inception on December 4, 1987 through September 30, 2001

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

                 RED HORSE ENTERTAINMENT CORPORATION
                   (A Development Stage Company)
      Statements of Stockholders' Equity (Deficit) (Continued)
    From Inception on December 4, 1987 through September 30, 2001


                                                                    Deficit
                                                                  Accumulated
                                                      Additional  During the
                                    Common Stock       Paid-in    Development
                                 Shares     Amount     Capital       Stage

Balance, December 31, 1997       455,073    $  455    $ 423,353    $(194,050)

Net income for the year ended
 December 31, 1998                     -         -            -        2,753

Balance, December 31, 1998       455,073       455      423,353     (191,297)

Net income for the year ended
 December 31, 1999                     -         -            -           83

Balance, December 31, 1999       455,073       455      423,353     (191,214)

Net income for the year ended
 December 31, 2000                     -         -            -        5,077

Balance, December 31, 2000       455,073       455      423,353     (186,137)

Net income for the nine months
 ended September 30, 2001,
 (unaudited)                           -         -            -        1,200

Balance, September 30, 2001
 (unaudited)                     455,073    $  455    $ 423,353    $(184,937)

   The accompanying notes are an integral part of these financial statements.

                 RED HORSE ENTERTAINMENT CORPORATION
                    (A Development Stage Company)
                      Statements of Cash Flows
                             (Unaudited)

                                                                            From
                                                                         Inception on
                                                                          December 4,
                                            For the Nine Months Ended       1987 to
                                                   September 30,         September 30,
                                                 2001          2000          2001
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                             $   1,200    $   3,507    $  (184,937)
 Adjustments to reconcile net income (loss)
  to net cash provided (used) by operating
  activities:
  Depreciation                                         -            -          1,546
  Amortization                                         -            -            472
  Loss on disposal of discontinued operations          -            -       (776,190)
 Changes in operating assets and liabilities:
  Increase (decrease) in accounts payable              -         (189)             -
  Increase in accrued expenses                         -            -        286,334

   Net Cash Provided (Used) by Operating
    Activities                                     1,200        3,318       (672,775)

CASH FLOWS FROM INVESTING ACTIVITIES

 Organization expenses                                 -            -        (10,925)
 Sale of fixed assets                                  -            -          4,000
 Purchase of equipment and leasehold
  improvements                                         -            -     (1,255,237)

   Net Cash (Used) by Investing Activities             -            -     (1,262,162)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from debentures                              -            -      1,750,000
 Proceeds from stock issuance                          -            -        212,984
 Sale warrants                                         -            -            100
 Exercise of warrants                                  -            -        210,724

   Net Cash Provided by Financing Activities           -            -      2,173,808

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                  1,200        2,078        238,871

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                             237,671      232,783

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                        $ 238,871    $ 234,861    $   238,871

   The accompanying notes are an integral part of these financial statements.

                 RED HORSE ENTERTAINMENT CORPORATION
                    (A Development Stage Company)
                Statements of Cash Flows (Continued)
                             (Unaudited)



                                                              From
                                                          Inception on
                                                           December 4,
                               For the Nine Months Ended     1987 to
                                       September 30,      September 30,
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

               RED HORSE ENTERTAINMENT CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
            September 30, 2001 and December 31, 2000


NOTE 1 -  The  accompanying  financial
       statements  have  been  prepared by  the  Company  without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

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

                             ITEM 2.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION OR PLAN OF OPERATION

Nine-Month Periods Ended September 30, 2001 and 2000

The Company had no revenue from continuing operations for the nine-month periods ended September 30, 2001 and 2000.

General and administrative expenses for the nine-month periods ended September 30, 2001 and 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $6,875 and $5,874 for the nine-month periods ended September 30, 2001 and 2000, respectively.

Interest income in the nine-month periods ended September 30, 2001 and 2000, was $8,075 and $9,381, respectively. As a result of the foregoing factors, the Company realized a net gain of $1,200 for the nine months ended September 30, 2001, as compared to a net gain of $3,507 for the same period in 2000.

Liquidity and Capital Resources

At September 30, 2001, the Company had working capital of $238,871, as compared to $237,671 at December 31, 2000. Working capital as of both dates consisted substantially of short-term investments, and cash and cash equivalents.

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

                   PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K.

     Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

     Exhibits:  None.

                           SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              RED HORSE ENTERTAINMENT CORPORATION

Date: October 24, 2001        By: /s/ Jack Gertino, Secretary