Form 10KSB
period 2001-12-31
RED HORSE ENTERTAINMENT CORP
filed 2002-03-11
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                 FORM 10-KSB


[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001, or

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

                        Common Stock, Par Value $0.001

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues (consisting only of interest income) for its most recent fiscal year: $9,109.

The aggregate market value of voting stock held by non-affiliates computed on the basis of the bid price (no asked) on February 15, 2002, was $14,929.

As of December 31, 2001, the Registrant had outstanding 455,073 shares of Common Stock, par value $0.001.

Documents incorporated by reference:  None.

                              TABLE OF CONTENTS


ITEM NUMBER AND CAPTION                                                   Page

Part I

1.    Description of Business                                             3

2.    Description of Properties                                           6

3.    Legal Proceedings                                                   6

4.    Submission of Matters to a Vote of Security Holders                 6

Part II

5.    Market for Common Equity and Related Stockholder Matters            6

6.    Management's Discussion and Analysis of Financial Condition         7
      and Results of Operations

7.    Financial Statements                                                8

8.    Changes in and Disagreements with Accountants                       8
      on Accounting and Financial Disclosure

Part III

9.    Directors, Executive Officers, Promoters and Control                8
      Persons; Compliance with Section 16(a) of the Exchange Act

10.   Executive Compensation                                              9

11.   Security Ownership of Certain Beneficial Owners and Management      10

12.   Certain Relationships and Related Transactions                      11

13.   Exhibits and Reports on Form 8-K                                    11

Signatures                                                                13

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

No matter was submitted to a vote of security holders in the fourth quarter of 2001.

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

The following table sets forth for the respective periods indicated the prices of the Company's Common Stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board. Such prices are based on inter- dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended               High Bid                   Low Bid

March 31, 2000                        $0.625                    $0.625
June 30, 2000                         $0.625                    $0.625
September 30, 2000                    $0.625                    $0.250
December 31, 2000                     $0.625                    $0.625

March 31, 2001                        $0.625                    $0.625
June 30, 2001                         $0.625                    $0.625
September 30, 2001                       *                         *
December 31, 2001                        *                         *

* There were no quotations for the Company's common stock reported on the OTC Bulletin Board during the last two quarters of 2001.

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

At February 15, 2002, there were approximately 152 holders of record of the Company's Common Stock.

     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Results of Operations

Years Ended December 31, 2001 and 2000

The Company had no revenue from continuing operations for the years ended December 31, 2001 and 2000.

General and administrative expenses for the years ended December 31, 2001 and 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $9,575 and $6,579 for 2001 and 2000, respectively. General and administrative expenses in 2001 were greater than in 2000 primarily due to the number of business opportunities reviewed during the year in which administrative expenditures were required.

The Company had no interest expense in 2001 or 2000. Interest income resulted from the investment of funds in short-term, liquid cash equivalents. Interest income was $9,109 and $11,656 in 2001 and 2000, respectively.

As a result of the foregoing factors, the Company realized a net loss of $466 in 2001, as compared to a net gain of $5,077 for 2000.

Liquidity and Capital Resources

At December 31, 2001, the Company had working capital of $237,205. Working capital consisted substantially of short-term investments, and cash and cash equivalents. Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to handle the administrative and reporting requirements of a public company and search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business venture it acquires.

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

                         ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 14.

           ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants in the past four years.

                                   PART III

    ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.


Name                      Age   Positions                                  Since

Wayne M. Rogers           67    President and Director                     1992

Bill Rogers               31    Vice President and Director                1994

Jack M. Gertino           63    Secretary and Director                     1992

All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders or until their successors are duly elected and qualified.

The following is information on the business experience of each director and officer.

Wayne M. Rogers is a well-known professional actor who has been involved in investment activities for over 15 years. Mr. Rogers has been a director of several privately held companies, including Almaden Vineyards and the Pantry, Inc., since 1990. He has also been a director of Global Intellicom, P.H.C., Inc., Electronic Data Controls, Inc., Extek Micro- Systems, and Wadell Equipment Global. Currently, Mr. Rogers is the general partner of Balanced Value Fund, LP, a limited partnership that advises and invests in middle market companies. Mr. Rogers is also the general partner of The Insight Fund, LP, and the sole stockholder of the corporate general partner of The Pinnacle Fund, LP, and Triangle Bridge Group, LP. The Insight Fund, LP is a stockholder of the Company. Wayne M. Rogers is the father of Bill Rogers.

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

                       ITEM 10. EXECUTIVE COMPENSATION

Wayne M. Rogers and Jack M. Gertino, both officers and directors of the Company, have received no compensation over the past seven years from the Company for the services they have rendered in evaluating prospective acquisitions for the Company. Options which each of them held to purchase 25,000 shares of common stock at an exercise price of $0.50 per share expired in February 2000. As incentive to these officers to continue their efforts on behalf of the Company, the board of directors approved in May 2000, the issuance of new options to Messrs. Rogers and Gertino. Each of them now hold options to purchase 50,000 shares of common stock at an exercise price of $0.625 per share, which expire in May 2009. The exercise price was determined on the basis of the last sale price for the Company's common stock in the public market prior to approval of the options, which was also the bid price for the common stock on the date the options were granted.

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

The following table sets forth certain information with respect to unexercised options held by the Named Executive Officers as of December 31, 2001. No outstanding options held by the Named Executive Officers were exercised in 2001. All unexercised options expire in May 2009.


Name and                   Number of Securities         Value of Unexercised
Principal              Underlying Unexercised Options   In-the-Money Options
Position                       at FY End (#)              at FY End ($) (1)

                        Exerciseable/Unexerciseable  Exerciseable/Unexerciseable

Wayne M. Rogers,  President     50,000/ -0-                   -0-/ -0-

Jack M. Gertino,  Secretary     50,000/ -0-                   -0-/ -0-


(1) This value is determined on the basis of the difference between the high bid price at December 31, 2001, of the securities underlying the options and the exercise price.

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of February 15, 2001, the number and percentage of the 455,073 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer,
(iii) all current directors and executive officers of the Company as a group and
(iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                   Common                            Percent of
                                   Shares           Options            Class

Name and Address

Wayne M. Rogers (1)(2)             51,349            50,000            20.1
11828 La Grange Avenue
Los Angeles, CA  90025

Jack M. Gertino (1)                24,485            50,000            14.7
3374 Homestead Road
Park City, UT  84060

Bill Rogers (1)                      -0-              -0-               -0-
11828 La Grange Avenue
Los Angeles, CA  90025

The Insight Fund, LP (3)           62,240             -0-              13.7
C/o Wayne M Rogers & Co.
11828 La Grange Avenue
Los Angeles, CA  90025

Susan Harris Family Trust          51,867             -0-              11.4
C/o Wayne M Rogers & Co.
11828 La Grange Avenue
Los Angeles, CA  90025

Daniel J. Sullivan, III            41,494             -0-               9.1
PO Box 11687
Aspen, CO 81612

C. Anthony Thomas                  41,494             -0-               9.1
   and Glenn Susan Thomas
10100 Santa Monica Blvd., Suite 950
Los Angeles, CA  90067

Paul Junger Witt Family Trust      51,867             -0-              11.4
C/o Wayne M Rogers & Co.
11828 La Grange Avenue
Los Angeles, CA  90025

All Executive officers and         138,074          100,000            42.9
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

Copies of the following documents are included as exhibits pursuant to Item 601, Regulation S-B.

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

FORM 8-K FILINGS

No reports on Form 8-K were filed in the last calendar quarter of 2001.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       RED HORSE ENTERTAINMENT CORPORATION


Date: March 4, 2002                       By: /s/ Wayne M. Rogers, President

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Dated:  March 4, 2002                    /s/ Wayne M. Rogers, Director



Dated:  March 4, 2002                    /s/ Bill Rogers, Director



Dated:  March 4, 2002                    /s/ Jack Gertino, Director

                     RED HORSE ENTERTAINMENT CORPORATION
                        (A Development Stage Company)





                               C O N T E N T S


Independent Auditors' Report............................................... 15

Balance Sheet.............................................................. 16

Statements of Operations................................................... 17

Statements of Stockholders' Equity......................................... 18

Statements of Cash Flows................................................... 21

Notes to the Financial Statements.......................................... 23

INDEPENDENT AUDITORS' REPORT


The Board of Directors
Red Horse Entertainment Corporation
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Red Horse Entertainment Corporation (a development stage company) as of December 31, 2001 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000 and from the date of inception on December 4, 1987 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Red Horse Entertainment Corporation (a development stage company) as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and from the date of inception on December 4, 1987 through December 31, 2001 in conformity with generally accepted accounting principles.




HJ & Associates, LLC
Salt Lake City, Utah
February 2, 2002

                     RED HORSE ENTERTAINMENT CORPORATION
                        (A Development Stage Company)
                                Balance Sheet


                                    ASSETS

                                                                 December 31,
                                                                     2001

CURRENT ASSETS

  Cash                                                           $    237,205
                                                                 ------------

   Total Current Assets                                               237,205
                                                                 ------------

PROPERTY AND EQUIPMENT (Note 3)                                             -
                                                                 ------------

   TOTAL ASSETS                                                  $    237,205
                                                                 ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                               $          -
                                                                 ------------

   Total Current Liabilities                                                -
                                                                 ------------

STOCKHOLDERS' EQUITY

  Common stock; 50,000,000 shares authorized at $0.001 par value;
   455,073 shares issued and outstanding                                  455
  Additional paid-in capital                                          423,353
  Deficit accumulated during the development stage                   (186,603)
                                                                 ------------

   Total Stockholders' Equity                                         237,205
                                                                 ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $    237,205
                                                                 ============



   The accompanying notes are an integral part of the financial statements.

                     RED HORSE ENTERTAINMENT CORPORATION
                        (A Development Stage Company)
                           Statements of Operations

                                                                       From
                                                                   Inception on
                                                                   December 4,
                                         For the Years Ended          1987 to
                                            December 31,           December 31,
                                      ------------------------------------------
                                          2001         2000            2001
                                      ------------ ------------  ---------------

REVENUES                              $          - $          -  $          -

EXPENSES

  Bad debt expense                               -            -        35,000
  Outside services                             949          505        10,872
  Professional fees                          6,165        5,239        88,229
  Rent                                           -            -         6,545
  Travel                                         -            -        18,336
  Administrative expenses                    2,461          835        31,323
  Depreciation                                   -            -         1,546
  Amortization                                   -            -           472
  Interest                                       -            -           418
                                      ------------ ------------  ------------

   Total Expenses                            9,575        6,579       192,741
                                      ------------ ------------  ------------

OTHER INCOME

  Interest income                            9,109       11,656       141,262
                                      ------------ ------------  ------------

   Total Other Income                        9,109       11,656       141,262
                                      ------------ ------------  ------------

NET INCOME (LOSS) BEFORE
 DISCONTINUED OPERATIONS                      (466)       5,077       (51,479)

LOSS FROM DISCONTINUED
 OPERATIONS (Note 6)                             -            -      (911,314)

GAIN ON DISPOSAL OF
 DISCONTINUED OPERATIONS
 (Note 6)                                        -            -       776,190
                                      ------------ ------------  ------------

NET INCOME (LOSS)                     $       (466)$      5,077  $   (186,603)
                                      ============ ============  ============

BASIC INCOME PER SHARE                $      (0.00)$       0.01
                                      ============ ============

WEIGHTED AVERAGE
 SHARES OUTSTANDING                        455,073      455,073
                                      ============ ============

   The accompanying notes are an integral part of the financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        Statements of Stockholders' Equity

                                                                      Deficit
                                                                    Accumulated
                                  Common Stock         Additional    During The
                            -----------------------     Paid-in     Development
                             Shares        Amount       Capital        Stage
                            ----------   ----------   -----------   ------------

Balances, December 4, 1987           -   $        -   $         -   $         -

Shares issued to
 incorporators for cash
 $0.60 per share - restated     13,333           13         7,987             -

Net loss for period ended
 December 31, 1987                   -            -             -          (690)
                            ----------   ----------   -----------   ------------

Balances, December 31, 1987     13,333           13         7,987          (690)

Shares issued at public offering
 $7.50 per share restated       38,537           39       289,001             -

Cost of public offering              -            -       (84,056)            -

Sale of warrants                     -            -           100             -

Net loss for year ended
 December 31, 1988                   -            -             -        (4,538)
                            ----------   ----------   -----------   ------------

Balances, December 31, 1988     51,870           52       213,032        (5,228)

Net loss for year ended
 December 31, 1989                   -            -             -        (5,073)
                            ----------   ----------   -----------   ------------

Balances, December 31, 1989     51,870           52       213,032       (10,301)

Net loss for year ended
 December 31, 1990                   -            -             -       (46,921)
                            ----------   ----------   -----------   ------------

Balances, December 31, 1990     51,870           52       213,032       (57,222)

Net loss for year ended
 December 31, 1991                   -            -             -        (8,472)
                            ----------   ----------   -----------   ------------

Balances, December 31, 1991     51,870   $       52   $   213,032   $   (65,694)
                            ----------   ----------   -----------   ------------



   The accompanying notes are an integral part of the financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                           (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit) (Continued)


                                                                      Deficit
                                                                    Accumulated
                                  Common Stock         Additional    During The
                            -----------------------     Paid-in     Development
                             Shares        Amount       Capital        Stage
                            ----------   ----------   -----------   ------------

Balances, December 31, 1991     51,870   $       52   $   213,032   $   (65,694)

Shares issued to acquire
 100% of 127 Main
 Street, Inc.                   51,869           52           (52)            -

Net loss for year ended
 December 31, 1992                   -            -             -    (1,877,973)
                            ----------   ----------   -----------   ------------

Balances, December 31, 1992    103,739          104       212,980    (1,943,667)

Adjustment for fractional
 shares in 30-for-1
 reverse split                     122            -             -             -

Exercise of warrants           351,212          351       210,373             -

Net income for year ended
 December 31, 1993                   -            -             -     1,731,675
                            ----------   ----------   -----------   ------------

Balances, December 31, 1993    455,073          455       423,353      (211,992)

Net income for year ended
 December 31, 1994                   -            -             -         2,917
                            ----------   ----------   -----------   ------------

Balances, December 31, 1994    455,073          455       423,353      (209,075)

Net income for year ended
 December 31, 1995                   -            -             -         8,222
                            ----------   ----------   -----------   ------------

Balances, December 31, 1995    455,073          455       423,353      (200,853)

Net income for year ended
 December 31, 1996                   -            -             -         7,486
                            ----------   ----------   -----------   ------------

Balances, December 31, 1996    455,073          455       423,353      (193,367)

Net loss for the year ended
 December 31, 1997                   -            -             -          (683)
                            ----------   ----------   -----------   ------------

Balance, December 31, 1997     455,073   $      455   $   423,353   $  (194,050)
                            ----------   ----------   -----------   ------------

   The accompanying notes are an integral part of the financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                           (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit) (Continued)


                                                                      Deficit
                                                                    Accumulated
                                  Common Stock         Additional    During The
                            -----------------------     Paid-in     Development
                             Shares        Amount       Capital        Stage
                            ----------   ----------   -----------   ------------

Balance, December 31, 1997     455,073   $      455   $   423,353   $  (194,050)

Net income for the year ended
 December 31, 1998                   -            -             -         2,753
                            ----------   ----------   -----------   ------------

Balance, December 31, 1998     455,073          455       423,353      (191,297)

Net income for the year ended
 December 31, 1999                   -            -             -            83
                            ----------   ----------   -----------   ------------

Balance, December 31, 1999     455,073          455       423,353      (191,214)

Net income for the year ended
 December 31, 2000                   -            -             -         5,077
                            ----------   ----------   -----------   ------------

Balance, December 31, 2000     455,073          455       423,353      (186,137)

Net loss for the year ended
 December 31, 2001                   -            -             -          (466)
                            ----------   ----------   ------------  ------------

Balance, December 31, 2001     455,073   $      455   $   423,335   $  (186,603)
                            ==========   ==========   ============  ============

   The accompanying notes are an integral part of the financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                             Statements of Cash Flows

                                                                                  From
                                                                               Inception on
                                                        For the Years Ended    December 4,
                                                           December 31,           1987 to
                                                    -------------------------- December 31,
                                                         2001         2000         2001
                                                    ------------- ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                 $       (466) $      5,077 $   (186,603)
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
   Depreciation                                                -             -        1,546
   Amortization                                                -             -          472
   Gain on disposal of discontinued operations                 -             -     (776,190)
  Changes in operating assets and liabilities:
   Increase (decrease) in accounts payable                     -          (189)      -
   Increase in accrued expenses                                -             -      286,334
                                                    ------------  ------------ ------------
     Net Cash Provided (Used) by Operating
      Activities                                            (466)        4,888     (674,441)
                                                    ------------  ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Organization expenses                                        -             -      (10,925)
  Sale of fixed assets                                         -             -        4,000
  Purchase of equipment and leasehold improvements             -             -   (1,255,237)
                                                    ------------  ------------ ------------
   Net Cash (Used) by Investing Activities                     -             -   (1,262,162)
                                                    ------------  ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from debentures                                     -             -    1,750,000
  Proceeds from stock issuance                                 -             -      212,984
  Sale warrants                                                -             -          100
  Exercise of warrants                                         -             -      210,724
                                                    ------------  ------------ ------------
   Net Cash Provided by Financing Activities                   -             -    2,173,808
                                                    ------------  ------------ ------------
INCREASE IN CASH AND CASH EQUIVALENTS                       (466)        4,888      237,205

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                               237,671       232,783            -
                                                    ------------  ------------ ------------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                             $    237,205  $    237,671 $    237,205
                                                    ============  ============ ============

   The accompanying notes are an integral part of the financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                       Statements of Cash Flows (Continued)

                                                                       From
                                                                    Inception on
                                             For the Years Ended    December 4,
                                                December 31,           1987 to
                                         -------------------------- December 31,
                                              2001         2000         2001
                                         ------------- ------------ ------------

SUPPLEMENTAL CASH FLOW INFORMATION

  Cash paid for interest                  $        41  $          - $        418
  Cash paid for income taxes              $         -  $          - $          -

NON-CASH INVESTING ACTIVITIES

  Sale of subsidiary (Note 6)             $         -  $          - $  2,023,767




   The accompanying notes are an integral part of the financial statements.

                     RED HORSE ENTERTAINMENT CORPORATION
                        (A Development Stage Company)
                      Notes to the Financial Statements
                              December 31, 2001


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

          b.  Basic Income Per Share

          The computation of basic income per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements as follows:

                                                          December 31,
                                                  ---------------------------
                                                         2001           2000
                                                  ------------   ------------

         Numerator - income (loss)                $       (466)  $      5,077
         Denominator - weighted average number of
           shares outstanding                          455,073        455,073
                                                  ------------   ------------

         Income (loss) per share                  $      (0.00)  $       0.01
                                                  ============   ============

                     RED HORSE ENTERTAINMENT CORPORATION
                        (A Development Stage Company)
                      Notes to the Financial Statements
                              December 31, 2001


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          c.  Provision for Taxes

          At December 31, 2001, the Company had net operating loss carryforwards of approximately $187,000 that may be offset against future taxable income through 2021. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater change the carryforwards will expire unused. Accordingly, the potential tax benefits of the carryforwards are offset by a valuation allowance of the same amount.

          The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                       For the Years Ended
                                                          December 31,
                                                      2001           2000
                                                  -------------  -------------

          Income tax benefit at statutory rate    $         177  $           -
          Change in valuation allowance                    (177)             -
                                                  -------------  -------------

                                                  $           -  $           -
                                                  =============  =============

          Deferred tax assets (liabilities) are comprised of the following:

                                                       For the Years Ended
                                                          December 31,
                                                      2001           2000
                                                  -------------  -------------

          Income tax benefit at statutory rate    $      70,910  $      70,732
          Change in valuation allowance                 (70,910)       (70,732)
                                                  -------------  -------------

                                                  $           -  $           -
                                                  =============  =============


          Due to the  change in  ownership  provisions  of the Tax Reform Act of
          1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a changed in ownership occur, net operating loss carryforwards may be limited as to use in future years.

          d.  Cash and Cash Equivalents

          The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                     RED HORSE ENTERTAINMENT CORPORATION
                        (A Development Stage Company)
                      Notes to the Financial Statements
                              December 31, 2001

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3 -  PROPERTY AND EQUIPMENT

          Property and equipment consists of the following at December 31, 2001:

                                                                  December 31,
                                                                      2001
                                                                 -------------
          Office equipment                                       $       1,071

          Less accumulated depreciation                                 (1,071)
                                                                 -------------

                Total Property and Equipment                     $           -
                                                                 =============

          Equipment   is  being   depreciated   over  eight   years   using  the
          straight-line method. Depreciation expense for the years ending December 31, 2001 and 2000 was $-0- and $- 0-, respectively. As of December 31, 2001, equipment has been fully depreciated.

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

NOTE 5 -  WARRANTS OUTSTANDING

          As a result of the Company's public offering, the underwriter purchased a warrant that entitles him to purchase 3,853 units at a price of $9.375 per unit in 1994 warrants were not exercised and expired.

          In conjunction with the Company's acquisition of 127 Main Street Corporation, the shareholders of 127 Main Street Corporation were granted warrants or options to purchase an aggregate of 453,093 shares of common stock of the parent Company for a period of five years at a price of $9.00 per share. As of December 31, 1996, 351,212 warrants have been exercised wherein the Company has received cash of $210,724, the remaining warrants expired in 1997.

                     RED HORSE ENTERTAINMENT CORPORATION
                        (A Development Stage Company)
                      Notes to the Financial Statements
                              December 31, 2001


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

                 Revenue - 1992                                  $     40,029
                 Revenue - 1993                                         4,982
                                                                 ------------

                   Total Revenue                                       45,011

                 Operating expenses - 1992                            670,363
                 Operating expenses - 1993                            285,962
                                                                 ------------

                   Total Operating Expenses                           956,325
                                                                 ------------

                     Loss from Discontinued Operations           $   (911,314)
                                                                 ============

                 Write off of assets - 1992                      $ (1,246,097)
                 Gain on assumption of debt - 1993                  2,022,287
                                                                 ------------

                     Gain on Disposal of Discontinued Operations $    776,190
                                                                 ============

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

                      RED HORSE ENTERTAINMENT CORPORATION
                         (A Development Stage Company)
                       Notes to the Financial Statements
                               December 31, 2001


NOTE 9 -  STOCK OPTIONS

          On February 1, 1994, the Company issued options to two of its officers, for each one to purchase 25,000 shares of common stock at a price of $0.50 per share.The options expired in February 1999, and were replaced with two new options to purchase 50,000 shares each at an exercise price of $0.625 per share, which expire in May 2009.

NOTE 10 - CONCENTRATIONS OF RISK

          The Company maintains a money market investment account which accounts for $228,014 of the balance of cash. The full account is not insured by the FDIC, nor is it guaranteed by the bank. The investment is subject to investment risk, including potential principle loss.