Form 10QSB
period 2002-03-31
RED HORSE ENTERTAINMENT CORP
filed 2002-05-13
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                        FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2002: 455,073 shares of common stock.

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

                                     PART I.
                          Item 1. Financial Information

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS

                                                    March 31,     December 31,
                                                      2002            2001
                                                  ------------   -------------
                                                  (Unaudited)

CURRENT ASSETS

  Cash                                            $    234,693   $     237,205
                                                  ------------   -------------

   Total Current Assets                                234,693         237,205
                                                  ------------   -------------

PROPERTY AND EQUIPMENT                                       -               -
                                                  ------------   -------------

   TOTAL ASSETS                                   $    234,693   $     237,205
                                                  ============   =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                $          -   $           -
                                                  ------------   -------------

   Total Current Liabilities                                 -               -
                                                  ------------   -------------

STOCKHOLDERS' EQUITY

  Common stock: 50,000,000 shares authorized at
   $0.001 par value; 455,073 shares issued and
   outstanding                                             455             455
  Additional paid-in capital                           423,353         423,353
  Deficit accumulated during the development
   stage                                              (189,115)       (186,603)
                                                  ------------   -------------

   Total Stockholders' Equity                          234,693         237,205
                                                  ------------   -------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    234,693   $     237,205
                                                  ============   =============


   The accompanying notes are an integral part of these financial statements.

                            RED HORSE ENTERTAINMENT CORPORATION
                               (A Development Stage Company)
                                  Statements of Operations
                                        (Unaudited)

                                                                      From
                                                                  Inception on
                                      For the Three Months Ended   December 4,
                                               March 31,            1987 to
                                      -------------------------     March 31,
                                          2002         2001           2002
                                      ------------ ------------  -------------

REVENUES                              $          - $          -  $           -

EXPENSES

  Bad debt expense                               -            -         35,000
  Outside services                             550          765         11,422
  Professional fees                          1,683        2,024         89,912
  Rent                                           -            -          6,545
  Travel                                         -            -         18,336
  Administrative expenses                      841          855         32,164
  Depreciation                                   -            -          1,546
  Amortization                                   -            -            472
  Interest                                       -            -            418
                                      ------------ ------------  -------------

   Total Expenses                            3,074        3,644        195,815
                                      ------------ ------------  -------------

OTHER INCOME

  Interest income                              562        3,211        141,824
                                      ------------ ------------  -------------

   Total Other Income                          562        3,211        141,824
                                      ------------ ------------  -------------

NET LOSS BEFORE
 DISCONTINUED OPERATIONS                    (2,512)        (433)       (53,991)

LOSS FROM DISCONTINUED
 OPERATIONS                                      -            -       (911,314)

GAIN ON DISPOSAL OF
 DISCONTINUED OPERATIONS                         -            -        776,190
                                      ------------ ------------  -------------

NET LOSS                              $     (2,512)$       (433) $    (189,115)
                                      ============ ============  =============

BASIC LOSS PER SHARE                  $      (0.01)$      (0.00)
                                      ============ ============

WEIGHTED AVERAGE SHARES
 OUTSTANDING                               455,073      455,073
                                      ============ ============


   The accompanying notes are an integral part of these financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
            From Inception on December 4, 1987 through March 31, 2002

                                                                       Deficit
                                                                     Accumulated
                                         Common Stock    Additional  During The
                                       ----------------   Paid-in    Development
                                        Shares   Amount   Capital       Stage
                                       --------  ------  ----------  -----------

Balances, December 4, 1987                    -  $    -  $        -  $        -

Shares issued to incorporators
 for cash $0.60 per share
 (restated)                              13,333      13       7,987           -

Net loss for period ended
 December 31, 1987                            -       -           -        (690)
                                       --------  ------  ----------  -----------

Balances, December 31, 1987              13,333      13       7,987        (690)

Shares issued at public offering
 $7.50 per share restated                38,537      39     289,001           -

Cost of public offering                       -       -     (84,056)          -

Sale of warrants                              -       -         100           -

Net loss for year ended
 December 31, 1988                            -       -           -      (4,538)
                                       --------  ------  ----------  -----------

Balances, December 31, 1988              51,870      52     213,032      (5,228)

Net loss for year ended
 December 31, 1989                            -       -           -      (5,073)
                                       --------  ------  ----------  -----------

Balances, December 31, 1989              51,870      52     213,032     (10,301)

Net loss for year ended
 December 31, 1990                            -       -           -     (46,921)
                                       --------  ------  ----------  -----------

Balances, December 31, 1990              51,870      52     213,032     (57,222)

Net loss for year ended
 December 31, 1991                            -       -           -      (8,472)
                                       --------  ------  ----------  -----------

Balances, December 31, 1991            $ 51,870  $   52  $  213,032  $  (65,694)
                                       --------  ------  ----------  -----------




   The accompanying notes are an integral part of these financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
            From Inception on December 4, 1987 through March 31, 2002


                                                                       Deficit
                                                                     Accumulated
                                         Common Stock    Additional  During The
                                       ----------------   Paid-in    Development
                                        Shares   Amount   Capital       Stage
                                       --------  ------  ----------  -----------

Balances, December 31, 1991              51,870  $   52  $  213,032  $  (65,694)

Shares issued to acquire
 100% of 127 Main
 Street, Inc.                            51,869      52         (52)          -

Net loss for year ended
 December 31, 1992                            -       -           -  (1,877,973)
                                       --------  ------  ----------  -----------

Balances, December 31, 1992             103,739     104     212,980  (1,943,667)

Adjustment for fractional
 shares in 30-for-1
 reverse split                              122       -           -           -

Exercise of warrants                    351,212     351     210,373           -

Net income for year ended
 December 31, 1993                            -       -           -   1,731,675
                                       --------  ------  ----------  -----------

Balances, December 31, 1993             455,073     455     423,353    (211,992)

Net income for year ended
 December 31, 1994                            -       -           -       2,917
                                       --------  ------  ----------  -----------

Balances, December 31, 1994             455,073     455     423,353    (209,075)

Net income for year ended
 December 31, 1995                            -       -           -       8,222
                                       --------  ------  ----------  -----------

Balances, December 31, 1995             455,073     455     423,353    (200,853)

Net income for year ended
 December 31, 1996                            -       -           -       7,486
                                       --------  ------  ----------  -----------

Balances, December 31, 1996             455,073     455     423,353    (193,367)

Net loss for the year ended
 December 31, 1997                            -       -           -        (683)
                                       --------  ------  ----------  -----------

Balance, December 31, 1997              455,073  $  455  $  423,353  $ (194,050)
                                       --------  ------  ----------  -----------

   The accompanying notes are an integral part of these financial statements.

                            RED HORSE ENTERTAINMENT CORPORATION
                               (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit) (Continued)
                 From Inception on December 4, 1987 through March 31, 2002


                                                                       Deficit
                                                                     Accumulated
                                         Common Stock    Additional  During The
                                       ----------------   Paid-in    Development
                                        Shares   Amount   Capital       Stage
                                       --------  ------  ----------  -----------

Balance, December 31, 1997              455,073  $  455  $  423,353  $ (194,050)

Net income for the year ended
 December 31, 1998                            -       -           -       2,753
                                       --------  ------  ----------  -----------

Balance, December 31, 1998              455,073     455     423,353    (191,297)

Net income for the year ended
 December 31, 1999                           -        -           -          83
                                       --------  ------  ----------  -----------

Balance, December 31, 1999              455,073     455     423,353    (191,214)

Net income for the year ended
 December 31, 2000                            -       -           -       5,077
                                       --------  ------  ----------  -----------

Balance, December 31, 2000              455,073     455     423,353    (186,137)

Net loss for the year ended
 December 31, 2001                            -       -           -        (466)
                                       --------  ------  ----------  -----------

Balance, December 31, 2001              455,073     455     423,353    (186,570)

Net loss for the quarter ended
 March 31, 2002 (unaudited)                   -       -           -      (2,512)
                                       --------  ------  ----------  -----------

Balance, March 31, 2002
 (unaudited)                            455,073  $  455  $  423,353     189,115
                                       ========  ======  ==========  ===========






   The accompanying notes are an integral part of these financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                From
                                                                            Inception on
                                                For the Three Months End     December 4,
                                                        March 31,             1987 to
                                                ---------------------------   March 31,
                                                    2002          2001          2002
                                                ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                      $     (2,512) $       (433) $   (189,115)
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
   Depreciation                                            -             -         1,546
   Amortization                                            -             -           472
   Loss on disposal of discontinued operations             -             -      (776,190)
  Changes in operating assets and liabilities:
   Increase in accounts payable                            -             -             -
   Increase in accrued expenses                            -             -       286,334
                                                ------------- ------------- -------------

     Net Cash Provided (Used) by Operating
      Activities                                      (2,512)         (433)     (676,953)
                                                ------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Organization expenses                                    -             -       (10,925)
  Sale of fixed assets                                     -             -         4,000
  Purchase of equipment and leasehold
   improvements                                            -             -    (1,255,237)
                                                ------------- ------------- -------------

     Net Cash (Used) by Investing Activities               -             -    (1,262,162)
                                                ------------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from debentures                                 -             -     1,750,000
  Proceeds from stock issuance                             -             -       212,984
  Sale warrants                                            -             -           100
  Exercise of warrants                                     -             -       210,724
                                                ------------- ------------- -------------

     Net Cash Provided by Financing Activities             -             -     2,173,808
                                                ------------- ------------- -------------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                     (2,512)         (433)      234,693

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                 237,205       237,671             -
                                                ------------- ------------- -------------

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                         $    234,693  $    237,238  $    234,693
                                                ============= ============= =============

   The accompanying notes are an integral part of these financial statements.

                            RED HORSE ENTERTAINMENT CORPORATION
                               (A Development Stage Company)
                            Statements of Cash Flows (Continued)
                                        (Unaudited)


                                                                        From
                                                                   Inception on
                                       For the Three Months End     December 4,
                                               March 31,             1987 to
                                       ---------------------------   March 31,
                                           2002          2001          2002
                                       ------------- ------------- -------------

SUPPLEMENTAL CASH FLOW INFORMATION

  Cash paid for interest               $          -  $          -  $        418
  Cash paid for taxes                  $        800  $          -  $        800

NON-CASH INVESTING ACTIVITIES

  Sale of subsidiary                   $          -  $          -  $  2,023,767

































   The accompanying notes are an integral part of these financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2002 and December 31, 2001


NOTE 1 - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION OR PLAN OF OPERATION


Three Month periods Ended March 31, 2002 and 2001

The Company had no revenue from continuing operations for the three-month periods ended March 31, 2002 and 2001.

General and administrative expenses for the three month periods ended March 31, 2002 and 2001, were $3,074 and $3,644, respectively, which consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs.

Interest income in the three-month periods ended March 31, 2002 and 2001, was $562 and $3,211, respectively. As a result of the foregoing factors, the Company realized a net loss of $2,512 for the three months ended March 31, 2002, as compared to a net loss of $433 for the same period in 2001.

Liquidity and Capital Resources

At March 31, 2002, the Company had working capital of approximately $234,693, as compared to $237,205 at December 31, 2001. Working capital as of both dates consisted substantially of cash and cash equivalents. Management believes that the Company has sufficient cash to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period.

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

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         Exhibits:  none

         Reports on Form 8-K:  none

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          RED HORSE ENTERTAINMENT
                                            CORPORATION

Date:  May 8, 2002                        By: /s/ Jack Gertino, Secretary