Form 10QSB
period 2002-06-30
RED HORSE ENTERTAINMENT CORP
filed 2002-08-13
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity: As of June 30, 2002, there were 455,073 shares of common stock outstanding.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                                   FORM 10-QSB
                       RED HORSE ENTERTAINMENT CORPORATION

                                      INDEX
                                                                        Page

PART I.       Financial Information                                      3

              Balance  Sheets as of June 30,  2002 and  December         3
              31, 2001

              Statements of Operations for the Three Months and          4
              Six Months Ended June 30, 2002 and 2001 and From
              Inception on December 4, 1987 Through June 30, 2002

              Statements of Stockholders' Equity From Inception          5
              on December 4, 1987 through June 30, 2002

              Statements of Cash Flows for the Six Months Ended          8
              June 30, 2002 and 2001 and From Inception on
              December 4, 1987 Through June 30, 2002

              Notes to the Financial Statements                         10

              Management's  Discussion and Analysis of Financial        11
              Condition

PART II.      Other Information                                         11

              Exhibits and Reports on Form 8-K                          11

              Signatures                                                12

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                    June 30,      December 31,
                                                      2002            2001
                                                  ------------   -------------
                                                  (Unaudited)

CURRENT ASSETS

  Cash and cash equivalents                       $    233,438   $     237,205
                                                  ------------   -------------

   Total Current Assets                                233,438         237,205
                                                  ------------   -------------

PROPERTY AND EQUIPMENT                                       -               -
                                                  ------------   -------------

   TOTAL ASSETS                                   $    233,438   $     237,205
                                                  ============   =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                $         15   $           -
                                                  ------------   -------------

   Total Current Liabilities                                15               -
                                                  ------------   -------------

STOCKHOLDERS' EQUITY

  Common stock: 50,000,000 shares authorized at
   $0.001 par value; 455,073 shares issued and
   outstanding                                             455             455
  Additional paid-in capital                           423,353         423,353
  Deficit accumulated during the development stage    (190,385)       (186,603)
                                                  ------------   -------------

   Total Stockholders' Equity                          233,423         237,205
                                                  ------------   -------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    233,438   $     237,205
                                                  ============   =============

   The accompanying notes are an integral part of these financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                      From
                                                                  Inception on
                            For the Three          For the Six    December 4,
                            Months Ended          Months Ended      1987 to
                              June 30,              June 30,       June 30,
                        -------------------- --------------------
                            2002      2001       2002     2001        2002
                        ---------  --------- ---------  --------- ------------

REVENUES                $       -  $       - $       -  $       - $         -

EXPENSES

  Bad debt expense              -          -         -          -       35,000
  Outside services              -          -       550        765       11,422
  Professional fees         1,816      2,123     3,499      4,147       91,728
  Rent                          -          -         -          -        6,545
  Travel                        -          -         -          -       18,336
  Administrative expenses      26         41       867        896       32,190
  Depreciation                  -          -         -          -        1,546
  Amortization                  -          -         -          -          472
  Interest                      -          -         -          -          418
                        ---------  --------- ---------  --------- ------------

   Total Expenses           1,842      2,164     4,916      5,808      197,657
                        ---------  --------- ---------  --------- ------------

OTHER INCOME

  Interest income             572      3,183     1,134      6,394      142,396
                        ---------  --------- ---------  --------- ------------

   Total Other Income         572      3,183     1,134      6,394      142,396
                        ---------  --------- ---------  --------- ------------

NET LOSS BEFORE
 DISCONTINUED
 OPERATIONS                (1,270)     1,019    (3,782)       586      (55,261)

LOSS FROM
 DISCONTINUED
 OPERATIONS                     -          -         -          -     (911,314)

GAIN ON DISPOSAL OF
 DISCONTINUED
 OPERATIONS                     -          -         -          -      776,190
                        ---------  --------- ---------  --------- ------------

NET LOSS                $  (1,270) $   1,019 $  (3,782) $     586 $   (190,385)
                        =========  ========= =========  ========= ============

BASIC LOSS PER SHARE    $   (0.00) $    0.00 $   (0.01) $   (0.00)
                        =========  ========= =========  =========

WEIGHTED AVERAGE
 SHARES OUTSTANDING       455,073    455,073   455,073    455,073
                        =========  ========= =========  =========

   The accompanying notes are an integral part of these financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                        (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit)
           From Inception on December 4, 1987 through June 30, 2002

                                                                          Deficit
                                                                        Accumulated
                                      Common Stock         Additional    During the
                                 -----------------------    Paid-in     Development
                                   Shares       Amount      Capital        Stage
                                 ---------   -----------   ----------   ------------
Balances, December 4, 1987               -   $         -   $        -   $          -

Shares issued to incorporators
 for cash $0.60 per share
 (restated)                         13,333            13        7,987              -

Net loss for period ended
 December 31, 1987                       -             -            -           (690)
                                 ---------   -----------   ----------   ------------

Balances, December 31, 1987         13,333            13        7,987           (690)

Shares issued at public offering
 $7.50 per share restated           38,537            39      289,001              -

Cost of public offering                  -             -      (84,056)             -

Sale of warrants                         -             -          100              -

Net loss for year ended
 December 31, 1988                       -             -            -         (4,538)
                                 ---------   -----------   ----------   ------------

Balances, December 31, 1988         51,870            52      213,032         (5,228)

Net loss for year ended
 December 31, 1989                       -             -            -         (5,073)
                                 ---------   -----------   ----------   ------------

Balances, December 31, 1989         51,870            52      213,032        (10,301)

Net loss for year ended
 December 31, 1990                       -             -            -        (46,921)
                                 ---------   -----------   ----------   ------------

Balances, December 31, 1990         51,870            52      213,032        (57,222)

Net loss for year ended
 December 31, 1991                       -             -            -         (8,472)
                                 ---------   -----------   ----------   ------------

Balances, December 31, 1991         51,870   $        52   $  213,032   $    (65,694)
                                 ---------   -----------   ----------   ------------

   The accompanying notes are an integral part of these financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                        (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit) (Continued) From Inception on December 4, 1987 through June 30, 2002

                                                                          Deficit
                                                                        Accumulated
                                      Common Stock         Additional    During the
                                 -----------------------    Paid-in     Development
                                   Shares       Amount      Capital        Stage
                                 ---------   -----------   ----------   ------------

Balances, December 31, 1991         51,870   $       52   $   213,032   $    (65,694)

Shares issued to acquire
 100% of 127 Main
 Street, Inc.                       51,869           52           (52)             -

Net loss for year ended
 December 31, 1992                       -            -             -     (1,877,973)
                                 ---------   -----------   ----------   ------------

Balances, December 31, 1992        103,739          104       212,980     (1,943,667)

Adjustment for fractional
 shares in 30-for-1
 reverse split                         122            -             -              -

Exercise of warrants               351,212          351       210,373              -

Net income for year ended
 December 31, 1993                       -            -             -      1,731,675
                                 ---------   -----------   ----------   ------------

Balances, December 31, 1993        455,073          455       423,353       (211,992)

Net income for year ended
 December 31, 1994                       -            -             -          2,917
                                 ---------   -----------   ----------   ------------

Balances, December 31, 1994        455,073          455       423,353       (209,075)

Net income for year ended
 December 31, 1995                       -            -             -          8,222
                                 ---------   -----------   ----------   ------------

Balances, December 31, 1995        455,073          455       423,353       (200,853)

Net income for year ended
 December 31, 1996                       -            -             -          7,486
                                 ---------   -----------   ----------   ------------

Balances, December 31, 1996        455,073          455       423,353       (193,367)

Net loss for the year ended
 December 31, 1997                       -            -             -           (683)
                                 ---------   -----------   ----------   ------------

Balance, December 31, 1997         455,073   $      455   $   423,353   $   (194,050)
                                 ---------   -----------   ----------   ------------

   The accompanying notes are an integral part of these financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                        (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit) (Continued) From Inception on December 4, 1987 through June 30, 2002

                                                                          Deficit
                                                                        Accumulated
                                      Common Stock         Additional    During the
                                 -----------------------    Paid-in     Development
                                   Shares       Amount      Capital        Stage
                                 ---------   ----------   -----------   ------------

Balance, December 31, 1997         455,073   $      455   $   423,353   $   (194,050)

Net income for the year ended
 December 31, 1998                       -            -             -          2,753
                                 ---------   ----------   -----------   ------------

Balance, December 31, 1998         455,073          455       423,353       (191,297)

Net income for the year ended
 December 31, 1999                       -            -             -             83
                                 ---------   ----------   -----------   ------------

Balance, December 31, 1999         455,073          455       423,353       (191,214)

Net income for the year ended
 December 31, 2000                       -            -             -          5,077
                                 ---------   ----------   -----------   ------------

Balance, December 31, 2000         455,073          455       423,353       (186,137)

Net loss for the year ended
 December 31, 2001                       -            -             -           (466)
                                 ---------   ----------   -----------   ------------

Balance, December 31, 2001         455,073          455       423,353       (186,603)

Net loss for the six months ended
 June 30, 2002 (unaudited)               -            -             -         (3,782)
                                 ---------   ----------   -----------   ------------

Balance, June 30, 2002
 (unaudited)                       455,073   $      455   $   423,353   $   (190,385)
                                 =========   ==========   ===========   ============

   The accompanying notes are an integral part of these financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                     From
                                                                                 Inception on
                                                      For the Six Months Ended    December 4,
                                                              June 30,             1987 to
                                                     -------------------------     June 30,
                                                        2002          2001          2002
                                                     -----------  ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                 $     (3,782) $        586 $   (190,385)
  Adjustments to reconcile net income (loss) to net
   cash provided (used) by operating activities:
   Depreciation                                                -             -        1,546
   Amortization                                                -             -          472
   Loss on disposal of discontinued operations                 -             -     (776,190)
  Changes in operating assets and liabilities:
   Increase in accounts payable                               15             -           15
   Increase in accrued expenses                                -             -      286,334
                                                     -----------  ------------ -------------
     Net Cash Provided (Used) by Operating
      Activities                                          (3,767)          586     (678,208)
                                                     -----------  ------------ -------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Organization expenses                                        -             -      (10,925)
  Sale of fixed assets                                         -             -        4,000
  Purchase of equipment and leasehold
   improvements                                                -             -   (1,255,237)
                                                     -----------  ------------ -------------

     Net Cash (Used) by Investing Activities                   -             -   (1,262,162)
                                                     -----------  ------------ -------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from debentures                                     -             -    1,750,000
  Proceeds from stock issuance                                 -             -      212,984
  Sale warrants                                                -             -          100
  Exercise of warrants                                         -             -      210,724
                                                     -----------  ------------ -------------

     Net Cash Provided by Financing Activities                 -             -    2,173,808
                                                     -----------  ------------ -------------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                         (3,767)          586      233,438

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                     237,205       237,671            -
                                                     -----------  ------------ -------------

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                             $    233,438  $    238,257 $    233,438
                                                     ===========  ============ =============

   The accompanying notes are an integral part of these financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                     From
                                                                                 Inception on
                                                      For the Six Months Ended    December 4,
                                                              June 30,             1987 to
                                                     -------------------------     June 30,
                                                        2002          2001          2002
                                                     -----------  ------------ -------------

SUPPLEMENTAL CASH FLOW INFORMATION

  Cash paid for interest                            $          -  $          - $        418
  Cash paid for taxes                               $        800  $          - $        800

NON-CASH INVESTING ACTIVITIES

  Sale of subsidiary                                $          -  $          - $  2,023,767


   The accompanying notes are an integral part of these financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                     June 30, 2002 and December 31, 2001




NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

                                     ITEM 2.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION OR PLAN OF OPERATION

Six-Month Periods Ended June 30, 2002 and 2001

The Company had no revenue from continuing operations for the six-month periods ended June 30, 2002 and 2001.

General and administrative expenses for the six-month periods ended June 30, 2002 and 2001, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $4,916 and $5,808 for the six-month periods ended June 30, 2002 and 2001, respectively.

Interest income in the six-month periods ended June 30, 2002 and 2001, was $1,134 and $6,394, respectively. As a result of the foregoing factors, the Company realized a net loss of $3,782 for the six months ended June 30, 2002, as compared to a net gain of $586 for the same period in 2001.

Liquidity and Capital Resources

At June 30, 2002, the Company had working capital of approximately $233,423, as compared to $237,205 at December 31, 2001. Working capital as of both dates consisted of cash and cash equivalents.

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

                           PART II. OTHER INFORMATION

Exhibits and Reports on Form 8-K.

     Reports on Form 8-K:  None

     Exhibits: Included as Exhibit 99.1 is the certification required by the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RED HORSE ENTERTAINMENT CORPORATION


Date:  August 8, 2002               By: /s/ Jack Gertino, Secretary