Form 10QSB
period 2002-09-30
RED HORSE ENTERTAINMENT CORP
filed 2002-11-04
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity: As of September 30, 2002, there were 455,073 shares of common stock outstanding.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                                   FORM 10-QSB
                       RED HORSE ENTERTAINMENT CORPORATION

                                      INDEX
                                                                        Page

PART I.       Item 1.  Financial Information                             3

              Balance  Sheets  as  of  September  30,  2002  and         3
              December 31, 2001

              Statements of Operations for the Three Months and          4
              Nine Months Ended September 30, 2002 and 2001 and
              From Inception on December 4, 1987 Through
              September 30, 2002

              Statements of Stockholders' Equity From Inception          5
              on December 4, 1987 through September 30, 2002

              Statements of Cash Flows for the Nine Months Ended         8
              September 30, 2002 and 2001 and From Inception on
              December 4, 1987 Through September 30, 2002

              Notes to the Financial Statements                         10

              Item 2.  Management's  Discussion  and Analysis or        11
              Plan of Operation

              Item 3.  Controls and Procedures                          11

PART II.      Other Information                                         12

              Item 6.  Exhibits and Reports on Form 8-K                 12

              Signatures                                                12

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets



                                     ASSETS

                                                  September 30,   December 31,
                                                      2002            2001
                                                  ------------   -------------
                                                   (Unaudited)

CURRENT ASSETS

  Cash and cash equivalents                       $    233,097   $     237,205
                                                  ------------   -------------

   Total Current Assets                                233,097         237,205
                                                  ------------   -------------

PROPERTY AND EQUIPMENT, NET                                  -               -
                                                  ------------   -------------

   TOTAL ASSETS                                   $    233,097   $     237,205
                                                  ============   =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                $          -   $           -
                                                  ------------   -------------

   Total Current Liabilities                                 -               -
                                                  ------------   -------------

STOCKHOLDERS' EQUITY

  Common stock: 50,000,000 shares authorized
   at $0.001 par value; 455,073 shares issued
   and outstanding                                         455             455
  Additional paid-in capital                           423,353         423,353
  Deficit accumulated during the development stage    (190,711)       (186,603)
                                                  ------------   -------------

   Total Stockholders' Equity                          233,097         237,205
                                                  ------------   -------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    233,097   $     237,205
                                                  ============   =============

   The accompanying notes are an integral part of these financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)
                                                                      From
                                                                  Inception on
                            For the Three        For the Nine     December 4,
                            Months Ended         Months Ended       1987 to
                            September 30,        September 30,    September 30,
                        -------------------- --------------------
                            2002      2001       2002     2001        2002
                        ---------  --------- ---------  --------- ------------

REVENUES                $       -  $       - $       -  $       - $         -

EXPENSES

  Bad debt expense              -          -         -          -       35,000
  Outside services              -          -       550        765       11,422
  Professional fees           830      1,052     4,329      5,199       92,558
  Rent                          -          -         -          -        6,545
  Travel                        -          -         -          -       18,336
  Administrative expenses      58         15       925        911       32,248
  Depreciation                  -          -         -          -        1,546
  Amortization                  -          -         -          -          472
  Interest                      -          -         -          -          418
                        ---------  --------- ---------  --------- ------------

   Total Expenses             888      1,067     5,804      6,875      198,545
                        ---------  --------- ---------  --------- ------------

OTHER INCOME

  Interest income             562      1,681     1,696      8,075      142,958
                        ---------  --------- ---------  --------- ------------

   Total Other Income         562      1,681     1,696      8,075      142,958
                        ---------  --------- ---------  --------- ------------

NET INCOME (LOSS) BEFORE
 DISCONTINUED
 OPERATIONS                  (326)       614    (4,108)     1,200      (55,587)

LOSS FROM
 DISCONTINUED
 OPERATIONS                     -          -         -          -     (911,314)

GAIN ON DISPOSAL OF
 DISCONTINUED
 OPERATIONS                     -          -         -          -      776,190
                        ---------  --------- ---------  --------- ------------

NET INCOME (LOSS)       $    (326) $     614 $  (4,108) $   1,200 $   (190,711)
                        =========  ========= =========  ========= ============

BASIC LOSS PER SHARE    $   (0.00) $    0.00 $   (0.01) $    0.00
                        =========  ========= =========  =========

WEIGHTED AVERAGE
 SHARES OUTSTANDING       455,073    455,073   455,073    455,073
                        =========  ========= =========  =========

   The accompanying notes are an integral part of these financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
          From Inception on December 4, 1987 through September 30, 2002


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

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
          From Inception on December 4, 1987 through September 30, 2002


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

   The accompanying notes are an integral part of these financial statements.

                                                                    Deficit
                                                                  Accumulated
                                Common Stock         Additional    During The
                            ----------------------    Paid-in     Development
                            Shares       Amount       Capital        Stage
                            ---------  -----------   ----------   ------------


Balance, December 31, 1997    455,073   $      455   $   423,353   $   (194,050)

Net income for the year
 ended December 31, 1998            -            -             -          2,753
                            ---------   ----------   -----------   ------------

Balance, December 31, 1998    455,073          455       423,353       (191,297)

Net income for the year
 ended December 31, 1999            -            -             -             83
                            ---------   ----------   -----------   ------------

Balance, December 31, 1999    455,073          455       423,353       (191,214)

Net income for the year
 ended December 31, 2000            -            -             -          5,077
                            ---------   ----------   -----------   ------------

Balance, December 31, 2000    455,073          455       423,353       (186,137)

Net loss for the year
 ended December 31, 2001            -            -             -           (466)
                            ---------   ----------   -----------   ------------

Balance, December 31, 2001    455,073          455       423,353       (186,603)

Net loss for the nine months
 ended September 30, 2002
 (unaudited)                        -            -             -         (4,108)
                            ---------   ----------   -----------   -------------

Balance, September 30, 2002
 (unaudited)                  455,073   $      455   $   423,353   $   (190,711)
                            =========   ==========   ===========   ============

   The accompanying notes are an integral part of these financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                    From
                                                                                Inception on
                                                     For the Nine Months Ended   December 4,
                                                            September 30,         1987 to
                                                     -------------------------- September 30,
                                                          2002          2001        2002
                                                     ------------  ------------ ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  $     (4,108) $      1,200 $   (190,711)
  Adjustments to reconcile net income (loss) to net
   cash provided (used) by operating activities:
   Depreciation                                                 -             -        1,546
   Amortization                                                 -             -          472
   Loss on disposal of discontinued operations                  -             -     (776,190)
  Changes in operating assets and liabilities:
   Increase in accounts payable                                 -             -            -
   Increase in accrued expenses                                 -             -      286,334
                                                     ------------  ------------ ------------

     Net Cash Provided (Used) by Operating
      Activities                                           (4,108)        1,200     (678,549)
                                                     ------------  ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Organization expenses                                         -             -      (10,925)
  Sale of fixed assets                                          -             -        4,000
  Purchase of equipment and leasehold
   improvements                                                 -             -   (1,255,237)
                                                     ------------  ------------ ------------

     Net Cash (Used) by Investing Activities                    -             -   (1,262,162)
                                                     ------------  ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from debentures                                      -             -    1,750,000
  Proceeds from stock issuance                                  -             -      212,984
  Sale warrants                                                 -             -          100
  Exercise of warrants                                          -             -      210,724
                                                     ------------  ------------ ------------

     Net Cash Provided by Financing Activities                  -             -    2,173,808
                                                     ------------  ------------ ------------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                          (4,108)        1,200      233,097

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                      237,205       237,671       -
                                                     ------------  ------------ ------------

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                              $    233,097  $    238,871 $    233,097
                                                     ============  ============ ============

   The accompanying notes are an integral part of these financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                      From
                                                                  Inception on
                                        For the Nine Months Ended  December 4,
                                              September 30,           1987 to
                                       -------------------------- September 30,
                                           2002          2001         2002
                                       ------------  ------------ ------------

SUPPLEMENTAL CASH FLOW INFORMATION

  Cash paid for interest               $          -  $          - $        418
  Cash paid for income taxes           $          -  $          - $          -

NON-CASH INVESTING ACTIVITIES

  Sale of subsidiary                   $          -  $          - $  2,023,767



   The accompanying notes are an integral part of these financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    September 30, 2002 and December 31, 2001
13



NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Nine-Month Periods Ended September 30, 2002 and 2001

The Company had no revenue from continuing operations for the nine-month periods ended September 30, 2002 and 2001.

General and administrative expenses for the nine-month periods ended September 30, 2002 and 2001, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $5,804 and $6,875 for the nine-month periods ended September 30, 2002 and 2001, respectively.

Interest income in the nine-month periods ended September 30, 2002 and 2001, was $1,696 and $8,075, respectively. As a result of the foregoing factors, the Company realized a net loss of $4,108 for the nine months ended September 30, 2002, as compared to net income of $1,200 for the same period in 2001.

Liquidity and Capital Resources

At September 30, 2002, the Company had working capital of approximately $233,097, as compared to $237,205 at December 31, 2001. Working capital as of both dates consisted of cash and cash equivalents.

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

Item 3.  Controls and Procedures

With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on October 21, 2002. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarterly period ended September 30, 2002.

Subsequent to October 21, 2002, through the date of this filing of Form 10-QSB for the quarterly period ended September 30, 2002, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         Reports on Form 8-K:  None

         Exhibits:  None

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RED HORSE ENTERTAINMENT CORPORATION


Date: October 28, 2002              By: /s/ Wayne M. Rogers
                                        Chief Executive and Financial Officer

          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley
                                  Act of 2002.

     In connection with the Quarterly Report of Red Horse Entertainment Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wayne M. Rogers, Chief Executive and Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: October 28, 2002                By: /s/ Wayne M. Rogers
                                          Chief Executive and Financial Officer

                                  CERTIFICATION

I, Wayne M. Rogers, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Red Horse Entertainment Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 28, 2002              /s/ Wayne M. Rogers
                                    Wayne M. Rogers, Chief Executive and
                                    Financial Officer