Form 10KSB
period 2002-12-31
RED HORSE ENTERTAINMENT CORP
filed 2003-03-20
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-KSB


[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002, or

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

                         Common Stock, Par Value $0.001

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues (consisting only of interest income) for its most recent fiscal year: $2,150.

The aggregate market value of voting stock held by non-affiliates computed on the basis of the high bid price (no asked) on March 5, 2003, was $10,422.

As of December 31, 2002, the Registrant had outstanding 455,073 shares of Common Stock, par value $0.001.

Documents incorporated by reference:  None.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                   Page

Part I

1.    Description of Business                                             3

2.    Description of Properties                                           6

3.    Legal Proceedings 6

4.    Submission of Matters to a Vote of Security Holders                 6

Part II

5.    Market for Common Equity and Related Stockholder Matters            6

6.    Management's Discussion and Analysis of Financial Condition         7
      and Results of Operations

7.    Financial Statements                                                8

8.    Changes in and Disagreements with Accountants on Accounting         8
      and Financial Disclosure

Part III

9.    Directors, Executive Officers, Promoters and Control Persons;       8
      Compliance with Section 16(a) of the Exchange Act

10.   Executive Compensation                                              9

11.   Security Ownership of Certain Beneficial Owners and Management      10

12.   Certain Relationships and Related Transactions                      12

13.   Exhibits and Reports on Form 8-K                                    12

14.   Controls and Procedures                                             12

Signatures                                                                13

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

Employees

The Company is a development stage company and currently has no employees. In 2002 two executive officers devoted 120 hours, or an average of 10 hours per month per person, to the affairs of the Company and it is expected they will make a similar time commitment in 2003. These officers may devote additional time in the future as they deem appropriate seeking and acquiring a business venture. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

                        ITEM 2. DESCRIPTION OF PROPERTIES

The Company utilizes office space at 11828 La Grange Avenue, Los Angeles, CA 90025, provided by a private company owned by Wayne M. Rogers, an officer, director and principal shareholder of the Company. The costs associated with the use of the office space are deemed insignificant, as Mr. Rogers uses the office space almost entirely for other business purposes. The Company reimburses Mr. Rogers for rent, clerical, and office expenses, such as telephone charges, copy charges, overnight courier service, and similar costs incurred on Company matters. In 2002, the total payments to Mr. Rogers for such items was approximately $1,500.

                            ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of 2002.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Although quotations for the Company's common stock appear on the OTC Bulletin Board, there is no established trading market for the common stock. For the past two calendar years transactions in the common stock can only be described as sporadic. Consequently, the Company is of the opinion that any published prices cannot be attributed to a liquid and active trading market and, therefore, do not indicate any meaningful market value.

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
September 30, 2001                      *                          *
December 31, 2001                       *                          *

March 31, 2002                          *                          *
June 30, 2002                           *                          *
September 30, 2002                      *                          *
December 31, 2002                       *                          *

* There were no quotations for the Company's common stock reported on the OTC Bulletin Board in 2002 and during the last two quarters of 2001.

All shares of common stock outstanding may be sold without restriction under Rule 144(k) promulgated under the Securities Act of 1933, except 241,808 shares, which are held by officers, directors, and holders of more than 10 percent of the outstanding common stock ("Control Shares"). Control Shares may be sold subject to complying with all of the terms and conditions of Rule 144, except the one-year holding period, which has been satisfied.

Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

At March 5, 2003, there were approximately 152 holders of record of the Company's Common Stock.

       ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

Years Ended December 31, 2002 and 2001

The Company had no revenue from continuing operations for the years ended December 31, 2002 and 2001.

General and administrative expenses for the years ended December 31, 2002 and 2001, consisted of general corporate administration, officer compensation, legal and professional expenses, and accounting and auditing costs. These expenses were $32,891 and $9,575 for 2002 and 2001, respectively. General and administrative expenses in 2002 were higher than in 2001 primarily due to the accrual of officer compensation in 2002 resulting from the time devoted by management to the affairs of the Company as compared to 2001.

The Company had no interest expense in 2002 or 2001. Interest income resulted from the investment of funds in short-term, liquid cash equivalents. Interest income was $2,150 and $9,109 in 2002 and 2001, respectively. The substantial decline in interest income is attributable to the fall in interest rates during 2002.

As a result of the foregoing factors, the Company realized a net loss of $30,741 in 2002, as compared to a net loss of $466 for 2001.

Liquidity and Capital Resources

At December 31, 2002, the Company had working capital of $206,464. Working capital consisted substantially of short-term investments, and cash and cash equivalents. Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to handle the administrative and reporting requirements of a public company and search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business venture it acquires.

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

                          ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 15.

            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

There are no reportable changes in or disagreements with accountants.

                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name                      Age   Positions                               Since

Wayne M. Rogers           69    President and Director                   1992

Bill Rogers               32    Vice President and Director              1994

Jack M. Gertino           64    Secretary and Director                   1992

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

Jack M Gertino, has been a private investor and business consultant in Salt Lake City, Utah, for the past five years. From June 1995 through October 1996, Mr. Gertino was an owner of a Tunex Service Center franchise in Layton, Utah, which offers automotive Tune-up services. He is currently pursuing a number of real estate projects. From 1986 to the present, he has served as an officer and director of Comet Technologies, Inc., a publicly held shell corporation seeking a business acquisition. Since February 1997, he has also served as an officer and director of Lazarus Industries, Inc., a publicly held shell corporation seeking a business acquisition.

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

                         ITEM 10. EXECUTIVE COMPENSATION

Wayne M. Rogers and Jack M. Gertino, both officers and directors of the Company, received no compensation for services to the Company prior to 2002 due to the limited amount of time spent on Company matters, which management believes was adequately compensated through the issuance of options. The board of directors approved in May 1999 the issuance of options to Messrs. Rogers and Gertino. Each of them now hold options to purchase 50,000 shares of common stock at an exercise price of $0.625 per share, which expire in May 2009. The exercise price was determined on the basis of the last sale price for the Company's common stock in the public market prior to approval of the options, which was also the bid price for the common stock on the date the options were granted.

Based on the time commitment by Messrs. Rogers and Gertino in 2002, the Company began to accrue compensation for their services. These executive officers devoted 120 hours, or an average of 10 hours per month per person, to the affairs of the Company and it is expected they will make a similar time commitment in 2003. The Company is compensating Messrs. Rogers and Gertino for their services at the rate of $100 per hour. Consequently, Mr. Rogers and Mr. Gertino each accrued $12,000 of compensation from the Company in 2002, or a total of $24,000. This is all the executive compensation paid in 2002. The Company expects that it will continue to accrue compensation for these executive officers in 2003 at the rate of $100 per hour, and it is estimated that they will each devote approximately 10 hours per month to the affairs of the Company. There are no other plans, understandings, or arrangements whereby any of the Company's officers, directors, or principal stockholders, or any of their affiliates or associates, would receive funds, stock, or other assets in connection with the Company's participation in a business.

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

The following table sets forth certain information with respect to unexercised options held by the Named Executive Officers as of December 31, 2002. No outstanding options held by the Named Executive Officers were exercised in 2002. All unexercised options expire in May 2009.

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

                     Exerciseable/Unexerciseable    Exerciseable/Unexerciseable

Wayne M. Rogers              50,000/ -0-                      -0-/ -0-
  President

Jack M. Gertino              50,000/ -0-                      -0-/ -0-
  Secretary


(1) This value is determined on the basis of the difference between the high bid price during the calendar quarter ended December 31, 2002, of the securities underlying the options and the exercise price.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 5, 2003, the number and percentage of the 455,073 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                   Common                         Percent of
                                   Shares          Options           Class

Name and Address

Wayne M. Rogers (1)(2)             51,349           50,000           20.1
11828 La Grange Avenue
Los Angeles, CA  90025

Jack M. Gertino (1)                24,485           50,000           14.7
3374 Homestead Road
Park City, UT  84060

Bill Rogers (1)                     -0-              -0-              -0-
916 N. Beverly Drive
Beverly Hills, CA  90210

The Insight Fund, LP (3)           62,240            -0-             13.7
C/o Wayne M Rogers & Co.
11828 La Grange Avenue
Los Angeles, CA  90025

Susan Harris Family Trust          51,867            -0-             11.4
C/o Wayne M Rogers & Co.
11828 La Grange Avenue
Los Angeles, CA  90025

Daniel J. Sullivan, III            41,494            -0-              9.1
16830 Ventura Blvd., #300
Encino, CA  91436

C. Anthony Thomas                  41,494            -0-              9.1
   and Glenn Susan Thomas
1888 Century Park East, #400
Los Angeles, CA  90067

Paul Junger Witt Family Trust      51,867            -0-             11.4
C/o Wayne M Rogers & Co.
11828 La Grange Avenue
Los Angeles, CA  90025

All Executive officers and        138,074          100,000           42.9
  Directors as a Group (3)

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

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company utilizes office space at 11828 La Grange Avenue, Los Angeles, CA 90025, provided by a private company owned by Wayne M. Rogers, an officer, director and principal shareholder of the Company. The costs associated with the use of the office space are deemed insignificant, as Mr. Rogers uses the office space almost entirely for other business purposes. The Company reimburses Mr. Rogers for rent, clerical, and office expenses, such as telephone charges, copy charges, overnight courier service, and similar costs incurred on Company matters. In 2002, the total payments to Mr. Rogers for such items was approximately $1,500.

                                    ITEM 13.
                        EXHIBITS AND REPORTS ON FORM 8-K

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibits.

 Exhibit      SEC Ref.     Title of Document
   No.           No.

   3.01        (3)(i)      Articles of Incorporation, as amended *

   3.02        (3)(ii)     By-Laws *

  10.01         (10)       Option granted to Wayne M. Rogers **

  10.02         (10)       Option granted to Jack M. Gertino **

  99.01         (99)       Certification Pursuant to Section 906 of the
                           Sarbanes-Oxley Act

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

FORM 8-K FILINGS

No reports on Form 8-K were filed in the last calendar quarter of 2002.

                                    ITEM 14.
                             CONTROLS AND PROCEDURES

With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on December 31, 2002. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its annual report on Form 10-KSB for the year ended December 31, 2002.

Subsequent to December 31, 2002, through the date of this filing of Form 10-KSB for the year ended December 31, 2002, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     RED HORSE ENTERTAINMENT CORPORATION



Date:   March 18, 2003               By:  /s/ Wayne M. Rogers
                                          Chief Executive and Financial Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated:  March 18, 2003              /s/ Wayne M. Rogers, Director



Dated:  March 18, 2003              /s/ Bill Rogers, Director



Dated:  March 6, 2003               /s/ Jack Gertino, Director

              CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

I, Wayne M. Rogers, certify that:

1. I have reviewed this annual report on Form 10-KSB of Red Horse Entertainment Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 18, 2003                  By:  /s/ Wayne M. Rogers
                                           Chief Executive and Financial Officer

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)

                              Financial Statements

                                December 31, 2002

                                      INDEX


Independent Auditors' Report .............................................. 16

Balance Sheet.............................................................. 17

Statements of Operations .................................................. 18

Statements of Stockholders' Equity ........................................ 19

Statements of Cash Flows .................................................. 22

Notes to the Financial Statements ......................................... 24

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Red Horse Entertainment Corporation
(A Development Stage Company)
Los Angeles, California

We have audited the accompanying balance sheet of Red Horse Entertainment Corporation (a development stage company) as of December 31, 2002 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001 and from the date of inception on December 4, 1987 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Red Horse Entertainment Corporation (a development stage company) as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and from the date of inception on December 4, 1987 through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP
Salt Lake City, Utah
February 11, 2003

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS

                                                                  December 31,
                                                                      2002
                                                                 ------------
CURRENT ASSETS

  Cash                                                           $    230,464
                                                                 ------------

   Total Current Assets                                               230,464
                                                                 ------------

   TOTAL ASSETS                                                  $    230,464
                                                                 ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                               $          -
  Accrued compensation                                                 24,000
                                                                 ------------

   Total Current Liabilities                                           24,000
                                                                 ------------

STOCKHOLDERS' EQUITY

  Common stock; 50,000,000 shares authorized at $0.001 par
  value; 455,073 shares issued and outstanding Additional                 455
  paid-in capital Deficit accumulated during the                      423,353
  development stage                                                  (217,344)
                                                                 ------------
   Total Stockholders' Equity                                         206,464
                                                                 ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $    230,464
                                                                 ============

    The accompanying notes are an integral part of the financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                            Statements of Operations

                                                                      From
                                                                  Inception on
                                                                   December 4,
                                          For the Years Ended        1987 to
                                             December 31,          December 31,
                                        -----------------------
                                              2002         2001           2002
                                        ----------   ----------   ------------

REVENUES                                $        -   $        -   $          -

EXPENSES

  Officer compensation                      24,000            -         24,000
  Bad debt expense                               -            -         35,000
  Outside services                           2,234          949         13,106
  Professional fees                          5,699        6,165         93,928
  Rent                                           -            -          6,545
  Travel                                         -            -         18,336
  Administrative expenses                      958        2,461         32,281
  Depreciation                                   -            -          1,546
  Amortization                                   -            -            472
  Interest                                       -            -            418
                                        ----------   ----------   ------------

   Total Expenses                           32,891        9,575        225,632
                                        ----------   ----------   ------------

OTHER INCOME

  Interest income                            2,150        9,109        143,412
                                        ----------   ----------   ------------

   Total Other Income                        2,150        9,109        143,412
                                        ----------   ----------   ------------

LOSS BEFORE
 DISCONTINUED OPERATIONS                   (30,741)        (466)       (82,220)

LOSS FROM DISCONTINUED
 OPERATIONS (Note 5)                             -            -       (911,314)

GAIN ON DISPOSAL OF
 DISCONTINUED OPERATIONS
 (Note 5)                                        -            -        776,190
                                        ----------   ----------   ------------

NET LOSS                                $  (30,741)  $     (466)  $   (217,344)
                                        ==========   ==========   ============

BASIC LOSS PER SHARE                    $    (0.07)  $    (0.00)
                                        ==========   ==========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                        455,073      455,073
                                        ==========   ==========

    The accompanying notes are an integral part of the financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                       Statements of Stockholders' Equity

                                                                       Deficit
                                                                     Accumulated
                                  Common Stock         Additional    During the
                            -----------------------    Paid-in       Development
                              Shares       Amount      Capital          Stage
                            ----------   ----------   ------------   -----------

Balance, December 4, 1987            -   $        -   $         -    $       -

Shares issued to
 incorporators for cash
 $0.60 per share - restated     13,333           13         7,987            -

Net loss for period ended
 December 31, 1987                   -            -             -         (690)
                            ----------   ----------   -----------    ----------

Balance, December 31, 1987      13,333           13         7,987         (690)

Shares issued at public
 offering $7.50 per share
 restated                       38,537           39       289,001            -

Cost of public offering              -            -       (84,056)           -

Sale of warrants                     -            -           100            -

Net loss for year ended
 December 31, 1988                   -            -             -       (4,538)
                            ----------   ----------   -----------    ----------

Balance, December 31, 1988      51,870           52       213,032       (5,228)

Net loss for year ended
 December 31, 1989                   -            -             -       (5,073)
                            ----------   ----------   -----------    ----------

Balance, December 31, 1989      51,870           52       213,032      (10,301)

Net loss for year ended
 December 31, 1990                   -            -             -      (46,921)
                            ----------   ----------   -----------    ----------

Balance, December 31, 1990      51,870           52       213,032      (57,222)

Net loss for year ended
 December 31, 1991                   -            -             -       (8,472)
                            ----------   ----------   -----------    ----------

Balance, December 31, 1991      51,870   $       52   $   213,032    $ (65,694)
                            ----------   ----------   -----------    ----------

    The accompanying notes are an integral part of the financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                           (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit) (Continued)

                                                                       Deficit
                                                                     Accumulated
                                  Common Stock         Additional    During the
                            -----------------------    Paid-in       Development
                              Shares       Amount      Capital          Stage
                            ----------   ----------   ------------   ----------


Balance, December 31, 1991      51,870   $       52   $   213,032    $ (65,694)

Shares issued to acquire
  100% of 127 Main
  Street, Inc.                  51,869           52           (52)           -

Net loss for year ended
  December 31, 1992                  -            -             -   (1,877,973)
                            ----------   ----------   -----------    ----------

Balance, December 31, 1992     103,739          104       212,980   (1,943,667)

Adjustment for fractional
  shares in 30-for-1
  reverse split                    122            -             -            -

Exercise of warrants           351,212          351       210,373            -

Net income for year ended
  December 31, 1993                  -            -             -    1,731,675
                            ----------   ----------   -----------    ----------

Balance, December 31, 1993     455,073          455       423,353     (211,992)

Net income for year ended
  December 31, 1994                  -            -             -        2,917
                            ----------   ----------   -----------    ----------

Balance, December 31, 1994     455,073          455       423,353     (209,075)

Net income for year ended
  December 31, 1995                  -            -             -        8,222
                            ----------   ----------   -----------    ----------

Balance, December 31, 1995     455,073          455       423,353     (200,853)

Net income for year ended
  December 31, 1996                  -            -             -        7,486
                            ----------   ----------   -----------    ----------

Balance, December 31, 1996     455,073          455       423,353     (193,367)

Net loss for the year ended
  December 31, 1997                  -            -             -         (683)
                            ----------   ----------   -----------    ----------

Balance, December 31, 1997     455,073   $      455   $   423,353    $(194,050)
                            ----------   ----------   -----------    ----------

    The accompanying notes are an integral part of the financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                           (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit) (Continued)

                                                                       Deficit
                                                                     Accumulated
                                  Common Stock         Additional    During the
                            -----------------------    Paid-in       Development
                              Shares       Amount      Capital          Stage
                            ----------   ----------   ------------   ----------

Balance, December 31, 1997     455,073   $      455   $   423,353    $(194,050)

Net income for the year
 ended December 31, 1998             -            -             -        2,753
                            ----------   ----------   -----------    ----------

Balance, December 31, 1998     455,073          455       423,353     (191,297)

Net income for the year
 ended December 31, 1999             -            -             -           83
                            ----------   ----------   -----------    ----------

Balance, December 31, 1999     455,073          455       423,353     (191,214)

Net income for the year
 ended December 31, 2000             -            -             -        5,077
                            ----------   ----------   -----------    ----------

Balance, December 31, 2000     455,073          455       423,353     (186,137)

Net loss for the year ended
 December 31, 2001                   -            -             -         (466)
                            ----------   ----------   ------------   ----------

Balance, December 31, 2001     455,073          455       423,353     (186,603)

Net loss for the year ended
 December 31, 2002                   -            -             -      (30,741)
                            ----------   ----------   -----------    ----------

Balance, December 31, 2002     455,073   $      455   $   423,353    $(217,344)
                            ==========   ==========   ===========    ==========

    The accompanying notes are an integral part of the financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                                                     From
                                                                  Inception on
                                           For the Years Ended    December 4,
                                               December 31,         1987 to
                                          ----------------------  December 31,
                                              2002       2001         2002
                                          ----------- ----------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                $  (30,741) $    (466)  $  (217,344)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Depreciation                                   -          -         1,546
    Amortization                                   -          -           472
    Gain on disposal of discontinued
     operations                                    -          -      (776,190)
  Changes in operating assets and
   liabilities:
    Increase in accrued expenses              24,000          -       310,334
                                          ----------- ----------  ------------

  Net Cash Used by Operating Activities       (6,741)      (466)     (681,182)
                                          ----------- ----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Organization expenses                            -          -       (10,925)
  Sale of fixed assets                             -          -         4,000
  Purchase of equipment and leasehold
   improvements                                    -          -    (1,255,237)
                                          ----------- ----------  ------------

   Net Cash Used by Investing Activities           -          -    (1,262,162)
                                          ----------- ----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from debentures                         -          -     1,750,000
  Proceeds from stock issuance                     -          -       212,984
  Sale of warrants                                 -          -           100
  Exercise of warrants                             -          -       210,724
                                          ----------- ----------  ------------

   Net Cash Provided by Financing
    Activities                                      -          -    2,173,808
                                          ----------- ----------  ------------

INCREASE IN CASH                              (6,741)      (466)      230,464

CASH AT BEGINNING OF PERIOD                  237,205    237,671             -
                                          ----------- ----------  ------------

CASH AT END OF PERIOD                     $  230,464  $ 237,205   $   230,464
                                          =========== ==========  ============


    The accompanying notes are an integral part of the financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                                                     From
                                                                  Inception on
                                           For the Years Ended    December 4,
                                               December 31,         1987 to
                                          ----------------------  December 31,
                                              2002       2001         2002
                                          ----------- ----------  ------------

SUPPLEMENTAL CASH FLOW INFORMATION

  Cash paid for interest                  $        -  $      41   $        418
  Cash paid for income taxes              $        -  $       -   $          -

NON-CASH INVESTING ACTIVITIES

  Sale of subsidiary (Note 5)             $        -  $       -   $  2,022,287


    The accompanying notes are an integral part of the financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


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

          During September 1992, the former Subsidiary began operating a casino in Central City, Colorado, however, two weeks later operations were terminated. The subsidiary was later sold (Note 6). In 1993, the Company affected a 1 for 30 reverse split bringing the outstanding shares down to 103,739. All references to number of shares have been retroactively restated to reflect the reverse stock split.


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

          b.  Basic Income Per Share

          The computation of basic income per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements as follows:

                                                          December 31, 2002
                                                      ------------------------
                                                          2002         2001
                                                      -----------  -----------
          Numerator - (loss)                          $  (30,741)  $     (466)
          Denominator - weighted average number of
           shares outstanding                            455,073      455,073
                                                      -----------  -----------

          Loss per share                              $    (0.07)  $    (0.00)
                                                      ===========  ===========

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          c.  Provision for Taxes

          Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

          Net deferred tax asset consists of the following components as of December 31, 2002 and 2001:
                                                        2002          2001
                                                    ------------  ------------
          Deferred tax assets
          NOL Carryover                             $    156,150  $     70,732
                                                    ------------  ------------
                                                         156,150        70,732
          Deferred tax liabilities                             -             -

          Valuation allowance                           (156,150)      (70,732)
                                                    ------------  ------------
          Net deferred tax asset                    $          -  $          -
                                                    ============  ============

          The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2002 and 2001 due to the following:

                                                        2002          2001
                                                    ------------  ------------
          Book Income                               $    (11,989) $       (177)
          State Tax Expense                                 (800)            -
          Accrued compensation                             9,360             -
          Other                                                -             -
          Valuation allowance                              3,429           177
                                                    ------------  ------------
                                                    $          -  $          -
                                                    ============  ============

          At December 31, 2002, the Company had net operating loss carryforwards of approximately $400,300 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the December 31, 2002 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

          Due to the  change in  ownership  provisions  of the Tax Reform Act of
          1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


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

NOTE 3 -  PUBLIC OFFERING

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

NOTE 4 -  WARRANTS OUTSTANDING

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

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 5 - DISCONTINUED OPERATIONS

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

                 Revenue - 1992                                  $      40,029
                 Revenue - 1993                                          4,982
                                                                 -------------

                   Total Revenue                                        45,011

                 Operating expenses - 1992                             670,363
                 Operating expenses - 1993                             285,962
                                                                 -------------

                   Total Operating Expenses                            956,325
                                                                 -------------

                     Loss from Discontinued Operations           $    (911,314)
                                                                 =============
                 Write off of assets - 1992                      $  (1,246,097)
                 Gain on assumption of debt - 1993                   2,022,287
                                                                 -------------

                     Gain on Disposal of Discontinued Operations $     776,190
                                                                 =============

NOTE 6 -  DISPOSAL OF SUBSIDIARY - RELATED PARTY TRANSACTION

          On March 19, 1994, the Company entered into a stock purchase agreement whereby two officers of the Company purchased all of the outstanding shares of the Company's former subsidiary, 127 Main Street Corporation. The shares were sold for the nominal amount of $500.

NOTE 7 -  REVERSE STOCK SPLIT

          On August 2, 1993, the shareholders of the Company approved a 30-for-1 reverse stock split. The financial statements have been restated to reflect this change retroactively to the beginning of the periods presented.

NOTE 8 -  STOCK OPTIONS

          On February 1, 1994, the Company issued options to two of its officers, for each one to purchase 25,000 shares of common stock at a price of $0.50 per share. The options expired in February 1999, and were replaced with two new options to purchase 50,000 shares each at an exercise price of $0.625 per share, which expire in May 2009.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 9 -  CONCENTRATIONS OF RISK

          The Company maintains a money market investment account which accounts for $230,329 of the balance of cash. The full account is not insured by the FDIC, nor is it guaranteed by the bank. The investment is subject to investment risk, including potential principle loss.

NOTE 10-  NEWLY ISSUED ACCOUNTING PRONOUNCMENTS

          The Company adopted the provisions of FASB Statement No. 143, "Accounting for Asset Retirement Obligations," FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," FASB Statement No.145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections," FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," FIN 44, "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No.
          25)," and FASB Statement No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." The effect of these adopted provisions on the Company's financial statements was not significant.

          In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS 148). SFAS 148 is effective for fiscal years beginning after December 15, 2003. The Company is currently reviewing SFAS 148.