Form 10QSB
period 2003-03-31
RED HORSE ENTERTAINMENT CORP
filed 2003-05-15
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity: As of March 31, 2003, there were 455,073 shares of common stock outstanding.

Transitional Small Business Format:  Yes [  ]  No [ X ]

                                   FORM 10-QSB
                       RED HORSE ENTERTAINMENT CORPORATION

                                      INDEX
                                                                            Page

PART I.       Item 1.  Financial Information                                 3

              Balance  Sheets as of March 31,  2003  (Unaudited)             4
              and December 31, 2002

              Statements of Operations for the Three Months Ended            5
              March 31, 2003 and 2002 and From Inception on December 4,
              1987 Through March  31, 2003 (Unaudited)

              Statements of Stockholders' Equity (Deficit) From Inception    6
              on December 4, 1987 through March 31, 2003

              Statements of Cash Flows for the Three MonthsEnded March 31,   9
              2003 and 2002 and From Inception on December 4, 1987 Through March 31, 2003 (Unaudited)

              Notes to the Financial Statements                             11

              Item 2.  Management's  Discussion  and Analysis or            12
              Plan of Operation

              Item 3.  Controls and Procedures                              12

PART II.      Other Information                                             13

              Item 6.  Exhibits and Reports on Form 8-K                     13

              Signatures                                                    13

                          Item 1. Financial Information





                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      March 31, 2003 and December 31, 2002

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS

                                                    March 31,     December 31,
                                                      2003            2002
                                                  ------------   -------------
                                                   (Unaudited)

CURRENT ASSETS

  Cash                                            $    228,556   $     230,464
                                                  ------------   -------------

   Total Current Assets                                228,556         230,464
                                                  ------------   -------------

   TOTAL ASSETS                                   $    228,556   $     230,464
                                                  ============   =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

  Accrued compensation                            $     30,000   $     24,000
                                                  ------------   -------------

   Total Current Liabilities                            30,000         24,000
                                                  ------------   -------------

STOCKHOLDERS' EQUITY

  Common stock: 50,000,000 shares authorized at
   $0.001 par value; 455,073 shares issued and
   outstanding                                             455             455
  Additional paid-in capital                           423,353         423,353
  Deficit accumulated during the development stage    (225,252)       (217,344)
                                                  ------------   -------------

   Total Stockholders' Equity                          198,556         206,464
                                                  ------------   -------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    228,556   $     230,464
                                                  ============   =============

   The accompanying notes are an integral part of these financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                      From
                                                                  Inception on
                                      For the Three Months Ended   December 4,
                                               March 31,             1987 to
                                      -------------------------     March 31,
                                          2003         2002           2003
                                      ------------ ------------  -------------

REVENUES                              $          - $          -  $           -

EXPENSES

  Officer compensation                       6,000            -         30,000
  Bad debt expense                               -            -         35,000
  Outside services                             275          550         13,381
  Professional fees                          1,735        1,683         95,663
  Rent                                           -            -          6,545
  Travel                                         -            -         18,336
  Administrative expenses                      170          841         32,451
  Depreciation                                   -            -          1,546
  Amortization                                   -            -            472
  Interest                                       -            -            418
                                      ------------ ------------  -------------

   Total Expenses                            8,180        3,074        233,812
                                      ------------ ------------  -------------
OTHER INCOME

  Interest income                              272          562        143,684
                                      ------------ ------------  -------------

   Total Other Income                          272          562        143,684
                                      ------------ ------------  -------------

NET LOSS BEFORE
 DISCONTINUED OPERATIONS                    (7,908)      (2,512)       (90,128)

LOSS FROM DISCONTINUED
 OPERATIONS                                      -            -       (911,314)

GAIN ON DISPOSAL OF
 DISCONTINUED OPERATIONS                         -            -        776,190
                                      ------------ ------------  -------------

NET LOSS                              $     (7,908)$     (2,512) $    (225,252)
                                      ============ ============  =============

BASIC LOSS PER SHARE                  $      (0.02)$      (0.01)
                                      ============ ============

WEIGHTED AVERAGE SHARES
 OUTSTANDING                               455,073      455,073
                                      ============ ============


   The accompanying notes are an integral part of these financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
          From Inception on December 4, 1987 through March 31, 2003

                                                                            Deficit
                                                                          Accumulated
                                        Common Stock        Additional    During The
                                  ------------------------    Paid-in     Development
                                    Shares       Amount       Capital        Stage
                                  -----------  -----------  -----------   -----------
Balances, December 4, 1987                  -  $         -  $         -   $         -

Shares issued to incorporators
 for cash $0.60 per share
 (restated)                            13,333           13        7,987             -

Net loss for period ended
 December 31, 1987                          -            -            -          (690)
                                  -----------  -----------  -----------   -----------

Balances, December 31, 1987            13,333           13        7,987          (690)

Shares issued at public offering
 $7.50 per share restated              38,537           39      289,001             -

Cost of public offering                     -            -      (84,056)            -

Sale of warrants                            -            -          100             -

Net loss for year ended
 December 31, 1988                          -            -            -        (4,538)
                                  -----------  -----------  -----------   -----------

Balances, December 31, 1988            51,870           52      213,032        (5,228)

Net loss for year ended
 December 31, 1989                          -            -            -        (5,073)
                                  -----------  -----------  -----------   -----------

Balances, December 31, 1989            51,870           52      213,032       (10,301)

Net loss for year ended
 December 31, 1990                          -            -            -       (46,921)
                                  -----------  -----------  -----------   -----------

Balances, December 31, 1990            51,870           52      213,032       (57,222)

Net loss for year ended
 December 31, 1991                          -            -            -        (8,472)
                                  -----------  -----------  -----------   -----------

Balances, December 31, 1991       $    51,870  $        52  $   213,032   $   (65,694)
                                  -----------  -----------  -----------   -----------

   The accompanying notes are an integral part of these financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
          From Inception on December 4, 1987 through March 31, 2003


                                                                            Deficit
                                                                          Accumulated
                                        Common Stock        Additional    During The
                                  ------------------------    Paid-in     Development
                                    Shares       Amount       Capital        Stage
                                  -----------  -----------  -----------   -----------
Balances, December 31, 1991            51,870  $        52  $   213,032   $   (65,694)

Shares issued to acquire
 100% of 127 Main
 Street, Inc.                          51,869           52          (52)            -

Net loss for year ended
 December 31, 1992                          -            -            -    (1,877,973)
                                  -----------  -----------  -----------   -----------

Balances, December 31, 1992           103,739          104      212,980    (1,943,667)

Adjustment for fractional
 shares in 30-for-1
 reverse split                            122            -            -             -

Exercise of warrants                  351,212          351      210,373             -

Net income for year ended
 December 31, 1993                          -            -            -     1,731,675
                                  -----------  -----------  -----------   -----------

Balances, December 31, 1993           455,073          455      423,353      (211,992)

Net income for year ended
 December 31, 1994                          -            -            -         2,917
                                  -----------  -----------  -----------   -----------

Balances, December 31, 1994           455,073          455      423,353      (209,075)

Net income for year ended
 December 31, 1995                          -            -            -         8,222
                                  -----------  -----------  -----------   -----------

Balances, December 31, 1995           455,073          455      423,353      (200,853)

Net income for year ended
 December 31, 1996                          -            -            -         7,486
                                  -----------  -----------  -----------   -----------

Balances, December 31, 1996           455,073          455      423,353      (193,367)

Net loss for the year ended
 December 31, 1997                          -            -            -          (683)
                                  -----------  -----------  -----------   -----------

Balance, December 31, 1997            455,073  $       455  $   423,353   $  (194,050)
                                  -----------  -----------  -----------   -----------

   The accompanying notes are an integral part of these financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
          From Inception on December 4, 1987 through March 31, 2003


                                                                            Deficit
                                                                          Accumulated
                                        Common Stock        Additional    During The
                                  ------------------------    Paid-in     Development
                                    Shares       Amount       Capital        Stage
                                  -----------  -----------  -----------   -----------
Balance, December 31, 1997            455,073  $       455  $   423,353   $  (194,050)

Net income for the year ended
 December 31, 1998                          -            -            -         2,753
                                  -----------  -----------  -----------   -----------

Balance, December 31, 1998            455,073          455      423,353      (191,297)

Net income for the year ended
 December 31, 1999                          -            -            -            83
                                  -----------  -----------  -----------   -----------

Balance, December 31, 1999            455,073          455      423,353      (191,214)

Net income for the year ended
 December 31, 2000                          -            -            -         5,077
                                  -----------  -----------  -----------   -----------

Balance, December 31, 2000            455,073          455      423,353      (186,137)

Net loss for the year ended
 December 31, 2001                          -            -            -          (466)
                                  -----------  -----------  -----------   -----------

Balance, December 31, 2001            455,073          455      423,353      (186,603)

Net loss for the year ended
 December 31, 2002                          -            -            -       (30,741)
                                  -----------  -----------  -----------   -----------

Balance, December 31, 2002            455,073          455      423,353      (217,344)

Net loss for the quarter ended
 March 31, 2003 (unaudited)                 -            -            -        (7,908)
                                  -----------  -----------  -----------   -----------

Balance, March 31, 2003
 (unaudited)                          455,073  $       455  $   423,353   $  (225,252)
                                  ===========  ===========  ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                 From
                                                                             Inception on
                                                 For the Three Months Ended   December 4,
                                                          March 31,             1987 to
                                                 --------------------------     March 31,
                                                     2003         2002           2003
                                                 ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                       $     (7,908) $     (2,512) $   (225,252)
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
    Depreciation                                            -             -         1,546
    Amortization                                            -             -           472
    Loss on disposal of discontinued operations             -             -      (776,190)
  Changes in operating assets and liabilities:
    Increase in accounts payable                            -             -             -
    Increase in accrued expenses                        6,000             -       316,334
                                                 ------------  ------------  ------------

     Net Cash Used by Operating
      Activities                                       (1,908)       (2,512)     (683,090)
                                                 ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Organization expenses                                     -             -       (10,925)
  Sale of fixed assets                                      -             -         4,000
  Purchase of equipment and leasehold
   improvements                                             -             -    (1,255,237)
                                                 ------------  ------------  ------------

     Net Cash Used by Investing Activities                  -             -    (1,262,162)
                                                 ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from debentures                                  -             -     1,750,000
  Proceeds from stock issuance                              -             -       212,984
  Sale warrants                                             -             -           100
  Exercise of warrants                                      -             -       210,724
                                                 ------------  ------------  ------------

     Net Cash Provided by Financing Activities              -             -     2,173,808
                                                 ------------  ------------  ------------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                      (1,908)       (2,512)      228,556

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                  230,464       237,205             -
                                                 ------------  ------------  ------------

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                          $    228,556  $    234,693  $    228,556
                                                 ============  ============  ============

   The accompanying notes are an integral part of these financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                        From
                                                                    Inception on
                                        For the Three Months Ended   December 4,
                                                 March 31,             1987 to
                                        --------------------------     March 31,
                                            2003         2002           2003
                                        ------------  ------------  ------------

SUPPLEMENTAL CASH FLOW INFORMATION

  Cash paid for interest                $          -  $          -  $        418
  Cash paid for taxes                   $          -  $        800  $        800

NON-CASH INVESTING ACTIVITIES

  Sale of subsidiary                    $          -  $          -  $  2,022,287

   The accompanying notes are an integral part of these financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                          Notes to Financial statements
                      March 31, 2003 and December 31, 2002



NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Three-Month Periods Ended March 31, 2003 and 2002

The Company had no revenue from continuing operations for the three-month periods ended March 31, 2003 and 2002.

General and administrative expenses for the three-month periods ended March 31, 2003 and 2002, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $8,180 and $3,074 for the three-month periods ended March 31, 2003 and 2002, respectively. The increase in expenses is attributable to the recognition of officer compensation expense of $6,000 for the quarter ended March 31, 2003, as compared to no compensation expense recognized by the Company during the comparable quarter in 2002. The Company expects that Wayne M. Rogers and Jack M. Gertino, both executive officers, will devote at least 120 hours, or an average of 10 hours per month per person, to the affairs of the Company, but the actual time devoted by these officers in 2003 may actually be higher. The Company is compensating Messrs. Rogers and Gertino for their services at the rate of $100 per hour. Mr. Rogers and Mr. Gertino each accrued $3,000 of compensation from the Company in the quarter ended March 31, 2003, or a total of $6,000.

Interest income in the three-month periods ended March 31, 2003 and 2002, was $272 and $562, respectively. As a result of the foregoing factors, the Company realized a net loss of $7,908 for the three months ended March 31, 2003, as compared to a net loss of $2,512 for the same period in 2002.

Liquidity and Capital Resources

At March 31, 2003, the Company had working capital of approximately $198,556, as compared to $206,464 at December 31, 2002. Working capital as of both dates consisted of cash and cash equivalents.

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

Item 3.  Controls and Procedures

With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on March 31, 2002. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarterly period ended March 31, 2003.

Subsequent to March 31, 2003, through the date of this filing of Form 10-QSB for the quarterly period ended March 31, 2003, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

      Reports on Form 8-K:  None

     Exhibits: The certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are presented in
Exhibit 99.1 to this report.

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RED HORSE ENTERTAINMENT CORPORATION


Date: May 12, 2003                  By: /s/ Wayne M. Rogers
                                        Chief Executive and Financial Officer

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


Date: May 12, 2003                  /s/ Wayne M. Rogers, Chief Executive
                                    and Financial Officer