Form 10QSB
period 2003-06-30
RED HORSE ENTERTAINMENT CORP
filed 2003-08-14
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity: As of June 30, 2003, there were 455,073 shares of common stock outstanding.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                                   FORM 10-QSB
                       RED HORSE ENTERTAINMENT CORPORATION

                                      INDEX
                                                                            Page

PART I.       Item 1.  Financial Information                                   3

              Balance Sheets as of June 30, 2003 (Unaudited) and               4
              December 31, 2002

              Statements of Operations for the Three Months and Six Months     5
              Ended June 30, 2003 and 2002 and From Inception on December 4, 1987 Through June 30, 2003 (Unaudited)

              Statements of Stockholders' Equity (Deficit) From                6
              Inception on December 4, 1987 through June 30, 2003

              Statements of Cash Flows for the Six Months Ended                9
              June 30, 2003 and 2002 and From Inception on December 4, 1987 Through June 30, 2003 (Unaudited)

              Notes to the Financial Statements                               11

              Item 2.  Management's  Discussion  and Analysis or              12
              Plan of Operation

              Item 3.  Controls and Procedures                                12

PART II.      Other Information                                               13

              Item 6.  Exhibits and Reports on Form 8-K                       13

              Signatures                                                      13

                          Item 1. Financial Information

















                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                       June 30, 2003 and December 31, 2002

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS

                                                    June 30,      December 31,
                                                      2003            2002
                                                  ------------   -------------
                                                   (Unaudited)

CURRENT ASSETS

  Cash                                            $    225,374   $     230,464
                                                  ------------   -------------

   Total Current Assets                                225,374         230,464
                                                  ------------   -------------

   TOTAL ASSETS                                   $    225,374   $     230,464
                                                  ============   =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

  Accrued compensation                            $     36,000   $     24,000
                                                  ------------   -------------

   Total Current Liabilities                            36,000         24,000
                                                  ------------   -------------

STOCKHOLDERS' EQUITY

  Common stock: 50,000,000 shares authorized at
   $0.001 par value; 455,073 shares issued and
   outstanding                                            455             455
  Additional paid-in capital                          423,353         423,353
  Deficit accumulated during the development stage   (234,434)       (217,344)
                                                  ------------   -------------

   Total Stockholders' Equity                          189,374         206,464
                                                  ------------   -------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    225,374   $     230,464
                                                  ============   =============



   The accompanying notes are an integral part of these financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                      From
                            For the Three          For the Six    Inception on
                            Months Ended          Months Ended      December 4,
                              June 30,              June 30,        1987 to
                        -------------------- --------------------   June 30,
                            2003      2002       2003     2002        2003
                        ---------  --------- ---------  --------- ------------

REVENUES                $       -  $       - $       -  $       - $         -

EXPENSES

  Officer compensation      6,000          -    12,000          -       36,000
  Bad debt expense              -          -        -           -       35,000
  Outside services              -          -       275        550       13,381
  Professional fees         3,379      1,816     5,114      3,499       99,042
  Rent                          -          -         -          -        6,545
  Travel                        -          -         -          -       18,336
  Administrative expenses      40         26       210        867       32,491
  Depreciation                  -          -         -          -        1,546
  Amortization                  -          -         -          -          472
  Interest                      -          -         -          -          418
                        ---------  --------- ---------  --------- ------------

   Total Expenses           9,419      1,842    17,599      4,916      243,231
                        ---------  --------- ---------  --------- ------------

OTHER INCOME

  Interest income             237        572       509      1,134      143,921
                        ---------  --------- ---------  --------- ------------

   Total Other Income         237        572       509      1,134      143,921
                        ---------  --------- ---------  --------- ------------

NET LOSS BEFORE
 DISCONTINUED
 OPERATIONS                (9,182)    (1,270)  (17,090)    (3,782)     (99,310)

LOSS FROM
 DISCONTINUED
 OPERATIONS                     -          -         -          -     (911,314)

GAIN ON DISPOSAL OF
 DISCONTINUED
 OPERATIONS                     -          -         -          -      776,190
                        ---------  --------- ---------  --------- ------------

NET LOSS                $  (9,182) $  (1,270)$ (17,090) $  (3,782)$   (234,434)
                        =========  ========= =========  ========= ============

BASIC LOSS PER SHARE    $   (0.02) $   (0.00)$   (0.04) $   (0.01)
                        =========  ========= =========  =========

WEIGHTED AVERAGE
 SHARES OUTSTANDING       455,073    455,073   455,073    455,073
                        =========  ========= =========  =========


   The accompanying notes are an integral part of these financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
           From Inception on December 4, 1987 through June 30, 2003


                                                                 Deficit
                                                               Accumulated
                                   Common Stock    Additional  During The
                                  ---------------   Paid-in    Development
                                   Shares  Amount   Capital      Stage
                                  -------  ------  ----------  ------------
Balances, December 4, 1987              -  $    -  $        -  $          -

Shares issued to incorporators
 for cash $0.60 per share          13,333      13       7,987             -

Net loss for period ended
 December 31, 1987                      -       -           -          (690)
                                  -------  ------  ----------  ------------

Balances, December 31, 1987        13,333      13       7,987          (690)

Shares issued at public offering
 $7.50 per share restated          38,537      39     289,001             -

Cost of public offering                 -       -     (84,056)            -

Sale of warrants                        -       -         100             -

Net loss for year ended
 December 31, 1988                      -       -           -        (4,538)
                                  -------  ------  ----------  ------------

Balances, December 31, 1988        51,870      52     213,032        (5,228)

Net loss for year ended
 December 31, 1989                      -       -           -        (5,073)
                                  -------  ------  ----------  ------------

Balances, December 31, 1989        51,870      52     213,032       (10,301)

Net loss for year ended
 December 31, 1990                      -       -           -       (46,921)
                                  -------  ------  ----------  ------------

Balances, December 31, 1990        51,870      52     213,032       (57,222)

Net loss for year ended
 December 31, 1991                      -       -           -        (8,472)
                                  -------  ------  ----------  ------------

Balances, December 31, 1991        51,870  $   52  $  213,032  $    (65,694)
                                  -------  ------  ----------  ------------


   The accompanying notes are an integral part of these financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
            From Inception on December 4, 1987 through June 30, 2003


                                                                 Deficit
                                                               Accumulated
                                   Common Stock    Additional  During The
                                  ---------------   Paid-in    Development
                                   Shares  Amount   Capital      Stage
                                  -------  ------  ----------  ------------

Balances, December 31, 1991        51,870  $   52  $  213,032  $    (65,694)

Shares issued to acquire
 100% of 127 Main
 Street, Inc.                      51,869      52         (52)            -

Net loss for year ended
 December 31, 1992                      -       -           -    (1,877,973)
                                  -------  ------  ----------  ------------

Balances, December 31, 1992       103,739     104     212,980    (1,943,667)

Adjustment for fractional
 shares in 30-for-1
 reverse split                        122       -           -             -

Exercise of warrants              351,212     351     210,373             -

Net income for year ended
 December 31, 1993                      -       -           -     1,731,675
                                  -------  ------  ----------  ------------

Balances, December 31, 1993       455,073     455     423,353      (211,992)

Net income for year ended
 December 31, 1994                      -       -           -         2,917
                                  -------  ------  ----------  ------------

Balances, December 31, 1994       455,073     455     423,353      (209,075)

Net income for year ended
 December 31, 1995                      -       -           -         8,222
                                  -------  ------  ----------  ------------

Balances, December 31, 1995       455,073     455     423,353      (200,853)

Net income for year ended
 December 31, 1996                      -       -           -         7,486
                                  -------  ------  ----------  ------------

Balances, December 31, 1996       455,073     455     423,353      (193,367)

Net loss for the year ended
 December 31, 1997                      -       -           -          (683)
                                  -------  ------  ----------  ------------

Balance, December 31, 1997        455,073  $  455  $  423,353  $   (194,050)
                                  -------  ------  ----------  ------------


   The accompanying notes are an integral part of these financial statements.

                                                                 Deficit
                                                               Accumulated
                                   Common Stock    Additional  During The
                                  ---------------   Paid-in    Development
                                   Shares  Amount   Capital      Stage
                                  -------  ------  ----------  ------------

Balance, December 31, 1997        455,073  $  455  $  423,353  $   (194,050)

Net income for the year ended
 December 31, 1998                      -       -           -         2,753
                                  -------  ------  ----------  ------------

Balance, December 31, 1998        455,073     455     423,353      (191,297)

Net income for the year ended
 December 31, 1999                      -       -           -            83
                                  -------  ------  ----------  ------------

Balance, December 31, 1999        455,073     455     423,353      (191,214)

Net income for the year ended
 December 31, 2000                      -       -           -         5,077
                                  -------  ------  ----------  ------------

Balance, December 31, 2000        455,073     455     423,353      (186,137)

Net loss for the year ended
 December 31, 2001                      -       -           -          (466)
                                  -------  ------  ----------  ------------

Balance, December 31, 2001        455,073     455     423,353      (186,603)

Net loss for the year ended
 December 31, 2002                      -       -           -       (30,741)
                                  -------  ------  ----------  ------------

Balance, December 31, 2002        455,073     455     423,353      (217,344)

Net loss for the six months ended
 June 30, 2003 (unaudited)              -       -           -       (17,090)
                                  -------  ------  ----------  ------------

Balance, June 30, 2003
 (unaudited)                      455,073  $  455  $  423,353  $   (234,434)
                                  =======  ======  ==========  ============


   The accompanying notes are an integral part of these financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                           From
                                                     For the Six       Inception on
                                                     Months Ended       December 4,
                                                       June 30,          1987 to
                                                 --------------------    June 30,
                                                   2003       2002         2003
                                                 ---------  ---------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                       $(17,090)  $ (3,782)  $  (234,434)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
   Depreciation                                         -          -         1,546
   Amortization                                         -          -           472
   Loss on disposal of discontinued operations          -          -      (776,190)
  Changes in operating assets and liabilities:
   Increase in accounts payable                         -         15            15
   Increase in accrued expenses                    12,000          -       322,319
                                                 ---------  ---------  ------------

     Net Cash Used by Operating
      Activities                                   (5,090)    (3,767)     (686,272)
                                                 ---------  ---------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Organization expenses                                 -          -       (10,925)
  Sale of fixed assets                                  -          -         4,000
  Purchase of equipment and leasehold
   improvements                                         -          -    (1,255,237)
                                                 ---------  ---------  ------------

     Net Cash Used by Investing Activities              -          -    (1,262,162)
                                                 ---------  ---------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from debentures                              -          -     1,750,000
  Proceeds from stock issuance                          -          -       212,984
  Sale warrants                                         -          -           100
  Exercise of warrants                                  -          -       210,724
                                                 ---------  ---------  ------------

     Net Cash Provided by Financing Activities          -          -     2,173,808
                                                 ---------  ---------  ------------

INCREASE (DECREASE) IN CASH                        (5,090)    (3,767)      225,374

CASH AT BEGINNING OF PERIOD                       230,464    237,205             -
                                                 ---------  ---------  ------------

CASH AT END OF PERIOD                            $225,374   $233,438   $   225,374
                                                 =========  =========  ============


   The accompanying notes are an integral part of these financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                           From
                                                     For the Six       Inception on
                                                     Months Ended       December 4,
                                                       June 30,          1987 to
                                                 --------------------    June 30,
                                                   2003       2002         2003
                                                 ---------  ---------  ------------
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest                         $      -   $      -   $       418
  Cash paid for taxes                            $      -   $      -             -

NON-CASH INVESTING ACTIVITIES

  Sale of subsidiary                             $      -   $      -   $ 2,022,287



   The accompanying notes are an integral part of these financial statements.

NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Six-Month Periods Ended June 30, 2003 and 2002

The Company had no revenue from continuing operations for the six-month periods ended June 30, 2003 and 2002.

General and administrative expenses for the six-month periods ended June 30, 2003 and 2002, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $17,599 and $4,916 for the six-month periods ended June 30, 2003 and 2002, respectively. The increase in expenses is attributable to the recognition of officer compensation expense of $12,000 for the six months ended June 30, 2003, as compared to no compensation expense recognized by the Company during the comparable period in 2002. The Company expects that Wayne M. Rogers and Jack M. Gertino, both executive officers, will devote at least 120 hours, or an average of 10 hours per month per person, to the affairs of the Company, but the actual time devoted by these officers in 2003 may actually be higher. The Company is compensating Messrs. Rogers and Gertino for their services at the rate of $100 per hour. Mr. Rogers and Mr. Gertino each accrued $6,000 of compensation from the Company in the quarter ended June 30, 2003, or a total of $12,000.

Interest income in the six-month periods ended June 30, 2003 and 2002, was $509 and $1,134, respectively. As a result of the foregoing factors, the Company realized a net loss of $17,090 for the six months ended June 30, 2003, as compared to a net loss of $3,782 for the same period in 2002.

Liquidity and Capital Resources

At June 30, 2003, the Company had working capital of approximately $189,374, as compared to $206,464 at December 31, 2002. Working capital as of both dates consisted of cash and cash equivalents.

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

Item 3.  Controls and Procedures

Within 90 days prior to the filing of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

      Reports on Form 8-K:  None

     Exhibits: Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-B.

 Exhibit      SEC Ref.     Title of Document
   No.           No.

   31.1          31        The certification required by Rule 13a-14(a) or
                           Rule 15d-14(a)

   32.1          32        The certifications required by Rule 13a-14(b) or
                           Rule 15d-14(b) and
                           18 U.S.C. Section 1350


                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RED HORSE ENTERTAINMENT CORPORATION



Date: August 12, 2003               By: /s/ Wayne M. Rogers
                                        Chief Executive and Financial Officer