Form 10QSB
period 2003-09-30
RED HORSE ENTERTAINMENT CORP
filed 2003-11-14
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity: As of September 30, 2003, there were 455,073 shares of common stock outstanding.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                                   FORM 10-QSB
                       RED HORSE ENTERTAINMENT CORPORATION

                                      INDEX
                                                                            Page

PART I.       Item 1.  Financial Information                                   3

              Balance Sheets as of September 30, 2003 (Unaudited) and          4
              December 31, 2002

              Statements of Operations for the Three Months and Nine Months    5
              Ended September 30, 2003 and 2002 and From Inception on
              December 4, 1987 Through September 30, 2003 (Unaudited)

              Statements of Stockholders' Equity (Deficit) From Inception      6
              on December 4, 1987 through September 30, 2003

              Statements of Cash Flows for the Nine Months Ended               9
              September 30, 2003 and 2002 and From Inception on
              December 4, 1987 Through September 30, 2003 (Unaudited)

              Notes to the Financial Statements                               11

              Item 2.  Management's  Discussion  and Analysis or              12
              Plan of Operation

              Item 3.  Controls and Procedures                                12

PART II.      Other Information                                               13

              Item 6.  Exhibits and Reports on Form 8-K                       13

              Signatures                                                      13

                          Item 1. Financial Information

















                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                   September 30, 2003 and December 31, 2002

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS

                                                  September 30,   December 31,
                                                      2003           2002
                                                  ------------   -------------
                                                   (Unaudited)

CURRENT ASSETS

  Cash                                            $    223,529   $     230,464
                                                  ------------   -------------

   Total Current Assets                                223,529         230,464
                                                  ------------   -------------

   TOTAL ASSETS                                   $    223,529   $     230,464
                                                  ============   =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

  Accounts payable- related party                 $      1,125   $           -
  Accrued compensation                                  42,000          24,000
                                                  ------------   -------------

   Total Current Liabilities                            43,125          24,000
                                                  ------------   -------------

STOCKHOLDERS' EQUITY

  Common stock: 50,000,000 shares authorized at
   $0.001 par value; 455,073 shares issued and
   outstanding                                             455             455
  Additional paid-in capital                           423,353         423,353
  Deficit accumulated during the development stage    (243,404)       (217,344)
                                                  ------------   -------------

   Total Stockholders' Equity                          180,404         206,464
                                                  ------------   -------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    223,529   $     230,464
                                                  ============   =============

   The accompanying notes are an integral part of these financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                      From
                            For the Three         For the Nine    Inception on
                            Months Ended          Months Ended     December 4,
                            September 30,         September 30,     1987 to
                        -------------------- -------------------- September 30,
                            2003      2002       2003     2002        2003
                        ---------  --------- ---------  --------- ------------

REVENUES                $       -  $       - $       -  $       - $          -

EXPENSES

  Officer compensation      6,000          -    18,000          -       42,000
  Bad debt expense              -          -        -           -       35,000
  Outside services          1,125          -     1,400        550       14,506
  Professional fees         1,160        830     6,274      4,329      100,202
  Rent                          -          -         -          -        6,545
  Travel                        -          -         -          -       18,336
  Administrative expenses     832         58     1,042        925       33,323
  Depreciation                  -          -         -          -        1,546
  Amortization                  -          -         -          -          472
  Interest                      -          -         -          -          418
                        ---------  --------- ---------  --------- ------------

   Total Expenses           9,117        888    26,716      5,804      252,348
                        ---------  --------- ---------  --------- ------------
OTHER INCOME

  Interest income             147        562       656      1,696      144,068
                        ---------  --------- ---------  --------- ------------

   Total Other Income         147        562       656      1,696      144,068
                        ---------  --------- ---------  --------- ------------

NET LOSS BEFORE
 DISCONTINUED
 OPERATIONS                (8,970)      (326)  (26,060)    (4,108)    (108,280)

LOSS FROM
 DISCONTINUED
 OPERATIONS                     -          -         -          -     (911,314)

GAIN ON DISPOSAL OF
 DISCONTINUED
 OPERATIONS                     -          -         -          -      776,190
                        ---------  --------- ---------  --------- ------------

NET LOSS                $  (8,970) $    (326)$ (26,060) $  (4,108)$   (243,404)
                        =========  ========= =========  ========= ============

BASIC LOSS PER SHARE    $   (0.02) $   (0.00)$   (0.06) $   (0.01)
                        =========  ========= =========  =========

WEIGHTED AVERAGE
 SHARES OUTSTANDING       455,073    455,073   455,073    455,073
                        =========  ========= =========  =========

   The accompanying notes are an integral part of these financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
        From Inception on December 4, 1987 through September 30, 2003

                                                                         Deficit
                                                                       Accumulated
                                     Common Stock         Additional   During The
                                -----------------------     Paid-in    Development
                                  Shares      Amount        Capital       Stage
                                ---------   -----------   ----------   ------------
Balance, December 4, 1987               -   $         -   $        -   $          -

Shares issued to incorporators
 for cash $0.60 per share          13,333            13        7,987              -

Net loss for period ended
 December 31, 1987                      -             -            -           (690)
                                ---------   -----------   ----------   ------------

Balance, December 31, 1987         13,333            13        7,987           (690)

Shares issued at public offering
 $7.50 per share restated          38,537            39      289,001              -

Cost of public offering                 -             -      (84,056)             -

Sale of warrants                        -             -          100              -

Net loss for year ended
 December 31, 1988                      -             -            -         (4,538)
                                ---------   -----------   ----------   ------------

Balance, December 31, 1988         51,870            52      213,032         (5,228)

Net loss for year ended
 December 31, 1989                      -             -            -         (5,073)
                                ---------   -----------   ----------   ------------

Balance, December 31, 1989         51,870            52      213,032        (10,301)

Net loss for year ended
 December 31, 1990                      -             -            -        (46,921)
                                ---------   -----------   ----------   ------------

Balance, December 31, 1990         51,870            52      213,032        (57,222)

Net loss for year ended
 December 31, 1991                      -             -            -         (8,472)
                                ---------   -----------   ----------   ------------

Balance, December 31, 1991         51,870   $        52   $  213,032   $    (65,694)
                                ---------   -----------   ----------   ------------

   The accompanying notes are an integral part of these financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
        From Inception on December 4, 1987 through September 30, 2003

                                                                      Deficit
                                                                    Accumulated
                                  Common Stock         Additional   During The
                             -----------------------     Paid-in    Development
                               Shares      Amount        Capital       Stage
                             ---------   -----------   ----------   -----------

Balance, December 31, 1991      51,870   $       52   $   213,032   $   (65,694)

Shares issued to acquire
 100% of 127 Main
 Street, Inc.                   51,869           52           (52)            -

Net loss for year ended
 December 31, 1992                   -            -             -    (1,877,973)
                            ----------   ----------   -----------   -----------

Balance, December 31, 1992     103,739          104       212,980    (1,943,667)

Adjustment for fractional
 shares in 30-for-1
 reverse split                     122            -             -             -

Exercise of warrants           351,212          351       210,373             -

Net income for year ended
 December 31, 1993                   -            -             -     1,731,675
                            ----------   ----------   -----------   -----------

Balance, December 31, 1993     455,073          455       423,353      (211,992)

Net income for year ended
 December 31, 1994                   -            -             -         2,917
                            ----------   ----------   -----------   -----------

Balance, December 31, 1994     455,073          455       423,353      (209,075)

Net income for year ended
 December 31, 1995                   -            -             -         8,222
                            ----------   ----------   -----------   -----------

Balance, December 31, 1995     455,073          455       423,353      (200,853)

Net income for year ended
 December 31, 1996                   -            -             -         7,486
                            ----------   ----------   -----------   -----------

Balance, December 31, 1996     455,073          455       423,353      (193,367)

Net loss for the year ended
 December 31, 1997                   -            -             -          (683)
                            ----------   ----------   -----------   -----------

Balance, December 31, 1997     455,073   $      455   $   423,353   $  (194,050)
                            ----------   ----------   -----------   -----------

   The accompanying notes are an integral part of these financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)
        From Inception on December 4, 1987 through September 30, 2003

                                                                      Deficit
                                                                    Accumulated
                                  Common Stock         Additional   During The
                             -----------------------     Paid-in    Development
                               Shares      Amount        Capital       Stage
                             ---------   -----------   ----------   -----------

Balance, December 31, 1997     455,073   $      455   $   423,353   $  (194,050)

Net income for the year ended
 December 31, 1998                   -            -             -         2,753
                            ----------   ----------   -----------   -----------

Balance, December 31, 1998     455,073          455       423,353      (191,297)

Net income for the year ended
 December 31, 1999                   -            -             -            83
                            ----------   ----------   -----------   -----------

Balance, December 31, 1999     455,073          455       423,353      (191,214)

Net income for the year ended
 December 31, 2000                   -            -             -         5,077
                            ----------   ----------   -----------   -----------

Balance, December 31, 2000     455,073          455       423,353      (186,137)

Net loss for the year ended
 December 31, 2001                   -            -             -          (466)
                            ----------   ----------   -----------   -----------

Balance, December 31, 2001     455,073          455       423,353      (186,603)

Net loss for the year ended
 December 31, 2002                   -            -             -       (30,741)
                            ----------   ----------   -----------   -----------

Balance, December 31, 2002     455,073          455       423,353      (217,344)

Net loss for the nine months
 ended September 30, 2003
 (unaudited)                         -            -             -       (26,060)
                            ----------   ----------   -----------   -----------

Balance, September 30, 2003
 (unaudited)                   455,073   $      455   $   423,353   $  (243,404)
                            ==========   ==========   ===========   ============

   The accompanying notes are an integral part of these financial statements.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                 From
                                                                             Inception on
                                                  For the Nine Months Ended   December 4,
                                                        September 30,          1987 to
                                                 --------------------------  September 30,
                                                    2003          2002           2003
                                                 ------------  ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                       $   (26,060)  $    (4,108)  $  (243,404)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
   Depreciation                                            -             -         1,546
   Amortization                                            -             -           472
   Loss on disposal of discontinued operations             -             -      (776,190)
  Changes in operating assets and liabilities:
   Increase in accounts payable - related party        1,125             -         1,125
   Increase in accrued expenses                       18,000             -       328,334
                                                 ------------  ------------  ------------

     Net Cash Used by Operating Activities             6,935        (4,108)     (688,117)
                                                 ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Organization expenses                                    -             -       (10,925)
  Sale of fixed assets                                     -             -         4,000
  Purchase of equipment and leasehold
   improvements                                            -             -    (1,255,237)
                                                 ------------  ------------  ------------

     Net Cash Used by Investing Activities                 -             -    (1,262,162)
                                                 ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from debentures                                 -             -     1,750,000
  Proceeds from stock issuance                             -             -       212,984
  Sale warrants                                            -             -           100
  Exercise of warrants                                     -             -       210,724
                                                 ------------  ------------  ------------

     Net Cash Provided by Financing Activities             -             -     2,173,808
                                                 ------------  ------------  ------------

INCREASE (DECREASE) IN CASH                           (6,935)       (4,108)      223,529

CASH AT BEGINNING OF PERIOD                          230,464       237,205             -
                                                 ------------  ------------  ------------

CASH AT END OF PERIOD                            $   223,529   $   233,097   $   223,529
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

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                       From
                                                                   Inception on
                                        For the Nine Months Ended   December 4,
                                              September 30,          1987 to
                                       --------------------------  September 30,
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

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Nine-Month Periods Ended September 30, 2003 and 2002

The Company had no revenue from continuing operations for the nine-month periods ended September 30, 2003 and 2002.

General and administrative expenses for the nine-month periods ended September 30, 2003 and 2002, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $26,716 and $5,804 for the nine-month periods ended September 30, 2003 and 2002, respectively. The increase in expenses is attributable to the recognition of officer compensation expense of $18,000 for the nine months ended September 30, 2003, as compared to no compensation expense recognized by the Company during the comparable period in 2002. The Company expects that Wayne M. Rogers and Jack
M. Gertino, both executive officers, will devote at least 120 hours, or an average of 10 hours per month per person, to the affairs of the Company, but the actual time devoted by these officers in 2003 may actually be higher. The Company is compensating Messrs. Rogers and Gertino for their services at the rate of $100 per hour. Mr. Rogers and Mr. Gertino each accrued $9,000 of compensation from the Company in the nine months ended September 30, 2003, or a total of $18,000.

Interest income in the nine-month periods ended September 30, 2003 and 2002, was $656 and $1,696, respectively. As a result of the foregoing factors, the Company realized a net loss of $26,060 for the nine months ended September 30, 2003, as compared to a net loss of $4,108 for the same period in 2002.

Liquidity and Capital Resources

At September 30, 2003, the Company had working capital of approximately $180,404, as compared to $206,464 at December 31, 2002. Working capital as of both dates consisted of cash and cash equivalents.

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

Item 3.  Controls and Procedures

As of September 30, 2003 an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief
Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

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

                                    RED HORSE ENTERTAINMENT CORPORATION



Date: November 12, 2003             By: /s/ Wayne M. Rogers
                                        Chief Executive and Financial Officer