Form 10KSB
period 2003-12-31
RED HORSE ENTERTAINMENT CORP
filed 2004-03-30
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-KSB


[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003, or

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

                         Common Stock, Par Value $0.001

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues (consisting only of interest income) for its most recent fiscal year: $802.

The aggregate market value of voting stock held by non-affiliates computed on the basis of the high bid price (no asked) on March 19, 2004, was $10,422.

As of December 31, 2003, the Registrant had outstanding 455,073 shares of Common Stock, par value $0.001.

Documents incorporated by reference:  None.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                     Page

Part I

1.    Description of Business                                                 3

2.    Description of Property                                                 6

3.    Legal Proceedings                                                       6

4.    Submission of Matters to a Vote of Security Holders                     6

Part II

5.    Market for Common Equity and Related Stockholder Matters                6

6.    Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                               7

7.    Financial Statements                                                    8

8.    Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure                                                    8

8A.   Controls and Procedures                                                 8

Part III

9.    Directors, Executive Officers, Promoters and Control Persons;
      Compliance with Section 16(a) of the Exchange Act                       8

10.   Executive Compensation                                                  9

11.   Security Ownership of Certain Beneficial Owners and Management         10

12.   Certain Relationships and Related Transactions                         11

13.   Exhibits and Reports on Form 8-K                                       11

14.   Principal Accountant Fees and Expenses                                 12

Signatures                                                                   13

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

General

For the past seven years the Company has had no active business operations, and has been seeking to acquire an interest in a business with long-term growth potential. The Company currently has no commitment or arrangement to participate in a business and cannot now predict what type of business it may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

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

Employees

The Company is a development stage company and currently has no employees. In 2003 two executive officers devoted 120 hours, or an average of 10 hours per month per person, to the affairs of the Company and it is expected they will make a similar time commitment in 2004. These officers may devote additional time in the future as they deem appropriate seeking and acquiring a business venture. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

                        ITEM 2. DESCRIPTION OF PROPERTIES

The Company utilizes office space at 11828 La Grange Avenue, Los Angeles, CA 90025, provided by a private company owned by Wayne M. Rogers, an officer, director and principal shareholder of the Company. The costs associated with the use of the office space are deemed insignificant, as Mr. Rogers uses the office space almost entirely for other business purposes. The Company reimburses Mr. Rogers for rent, clerical, and office expenses, such as telephone charges, copy charges, overnight courier service, and similar costs incurred on Company matters. In 2003 the total payments to Mr. Rogers for such items were approximately $915.

                            ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of 2003.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Although quotations for the Company's common stock appear on the OTC Bulletin Board, there is no established trading market for the common stock. Transactions in the common stock have been sporadic over the past two calendar years. During the past two calendar years quotations for the common stock have consisted primarily of "bid and no asked" and the bid price has predominately been approximately $0.08 per share, which was the last sale price for the common stock in December 2003. Consequently, the Company is of the opinion that any published prices cannot be attributed to a liquid and active trading market and, therefore, do not indicate any meaningful market value.

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

At March 15, 2004, there were approximately 152 holders of record of the Company's Common Stock.

      ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Years Ended December 31, 2003 and 2002

The Company had no revenue from continuing operations for the years ended December 31, 2003 and 2002.

General and administrative expenses for the years ended December 31, 2003 and 2002, consisted of general corporate administration, officer compensation, legal and professional expenses, and accounting and auditing costs. These expenses were $33,792 and $32,891 for 2003 and 2002, respectively. General and administrative expenses in 2003 were higher than in 2002 primarily due to the accrual of officer compensation in 2003 resulting from the time devoted by management to the affairs of the Company as compared to 2002.

The Company had no interest expense in 2003 or 2002. Interest income resulted from the investment of funds in short-term, liquid cash equivalents. Interest income was $802 and $2,150 in 2003 and 2002, respectively. The substantial decline in interest income is attributable to the fall in interest rates during 2003.

As a result of the foregoing factors, the Company realized a net loss of $32,990 in 2003, as compared to a net loss of $30,741 for 2002.

Liquidity and Capital Resources

At December 31, 2003, the Company had working capital of $173,374. Working capital consisted substantially of short-term investments, and cash and cash equivalents. Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to handle the administrative and reporting requirements of a public company and search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business venture it acquires.

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

                        ITEM 8A. CONTROLS AND PROCEDURES

With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on December 31, 2003. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its annual report on Form 10-KSB for the year ended December 31, 2003.

Subsequent to December 31, 2003, through the date of this filing of Form 10-KSB for the year ended December 31, 2003, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

Due to the fact the Company has no active operations and its assets consist entirely of cash, the board of directors determined that it is not necessary or practical for the Company to establish an audit committee, recruit a financial expert to serve on the board, or adopt a code of ethics applicable to its chief executive and financial officers.

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

Based on the time commitment by Messrs. Rogers and Gertino in 2002, the Company began to accrue compensation for their services. In 2003 these executive officers devoted 120 hours, or an average of 10 hours per month per person, to the affairs of the Company and it is expected they will make a similar time commitment in 2004. The Company is compensating Messrs. Rogers and Gertino for their services at the rate of $100 per hour. Consequently, Mr. Rogers and Mr. Gertino each accrued $12,000 of compensation from the Company in 2003, or a total of $24,000. This is all the executive compensation paid in 2003. The Company expects that it will continue to accrue compensation for these executive officers in 2004 at the rate of $100 per hour, and it is estimated that they will each devote approximately 10 hours per month to the affairs of the Company. There are no other plans, understandings, or arrangements whereby any of the Company's officers, directors, or principal stockholders, or any of their affiliates or associates, would receive funds, stock, or other assets in connection with the Company's participation in a business.

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

The following table sets forth certain information with respect to unexercised options held by the Named Executive Officers as of December 31, 2003. No outstanding options held by the Named Executive Officers were exercised in 2003. All unexercised options expire in May 2009.

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

                     Exerciseable/Unexerciseable    Exerciseable/Unexerciseable

Wayne M. Rogers              50,000/ -0-                      -0-/ -0-
  President

Jack M. Gertino              50,000/ -0-                      -0-/ -0-
  Secretary


(1) This value is determined on the basis of the difference between the high bid price during the calendar quarter ended December 31, 2003, of the securities underlying the options and the exercise price.

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 15, 2004, the number and percentage of the 455,073 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

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

           ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company utilizes office space at 11828 La Grange Avenue, Los Angeles, CA 90025, provided by a private company owned by Wayne M. Rogers, an officer, director and principal shareholder of the Company. The costs associated with the use of the office space are deemed insignificant, as Mr. Rogers uses the office space almost entirely for other business purposes. The Company reimburses Mr. Rogers for rent, clerical, and office expenses, such as telephone charges, copy charges, overnight courier service, and similar costs incurred on Company matters. In 2003 the total payments to Mr. Rogers for such items were approximately $915.

                  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibits.

  Exhibit    Title of Document
    No.

    3.1      Articles of Incorporation, as amended *

    3.2      By-Laws *

    10.1     Option granted to Wayne M. Rogers **

    10.2     Option granted to Jack M. Gertino **

    31.1     Certification of the Chief Executive Officer and
             Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1     Certifications of the Chief Executive Officer and
             Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

FORM 8-K FILINGS

No reports on Form 8-K were filed in the last calendar quarter of 2003.

               ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our principal accounting firm, for fees billed for fiscal years ended December 31, 2003 and 2002 are as follows: Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by HJ Associates & Consultants, LLP, the Company's principal accountant, for the audit of the Company's annual financial statement and review of financial statements included in the Company's 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $3,623 for fiscal year ended 2002 and $3,995 for fiscal year ended 2003.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported above were $0 for fiscal year ended 2002 and $0 for fiscal year ended 2003.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advise, and tax planning were $0 for fiscal year ended 2002 and $0 for fiscal year ended 2003.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2002 and $0 for fiscal year ended 2003.

The Company does not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. The Company's board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      RED HORSE ENTERTAINMENT CORPORATION



Date: March 26, 2004                  By:  /s/ Wayne M. Rogers
                                           Chief Executive and Financial Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated:  March 26, 2004                   /s/ Wayne M. Rogers, Director



Dated:  March 26, 2004                   /s/ Bill Rogers, Director



Dated:  March 26, 2004                   /s/ Jack Gertino, Director

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)

                              Financial Statements

                                December 31, 2003

                                      INDEX


Independent Auditors' Report .............................................. 15

Balance Sheet.............................................................. 16

Statements of Operations .................................................. 17

Statements of Stockholders' Equity ........................................ 18

Statements of Cash Flows .................................................. 21

Notes to the Financial Statements ......................................... 23

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Red Horse Entertainment Corporation
(A Development Stage Company)
Los Angeles, California

We have audited the accompanying balance sheet of Red Horse Entertainment Corporation (a development stage company) as of December 31, 2003 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002 and from the date of inception on December 4, 1987 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Red Horse Entertainment Corporation (a development stage company) as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and from the date of inception on December 4, 1987 through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


HJ Associates & Consultants, LLP


Salt Lake City, Utah
February 18, 2004

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS

                                                                  December 31,
                                                                     2003
                                                                 ------------

CURRENT ASSETS

  Cash                                                           $    221,474
                                                                 ------------

   Total Current Assets                                               221,474
                                                                 ------------

   TOTAL ASSETS                                                  $    221,474
                                                                 ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                               $          -
  Accrued compensation (Note 7)                                        48,000
                                                                 ------------

   Total Current Liabilities                                           48,000
                                                                 ------------

STOCKHOLDERS' EQUITY

  Common stock; 50,000,000 shares authorized at $0.001 par value;
  455,073 shares issued and outstanding                                   455
  Additional paid-in capital                                          423,353
  Deficit accumulated during the development stage                   (250,334)
                                                                 ------------

   Total Stockholders' Equity                                         173,474
                                                                 ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $    221,474
                                                                 ============

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                            Statements of Operations

                                                                      From
                                                                  Inception on
                                          For the Years Ended      December 4,
                                             December 31,            1987 to
                                      -------------------------   December 31,
                                           2003         2002          2003
                                      ------------  -----------  -------------

REVENUES                              $          -  $         -  $           -

EXPENSES

  Officer compensation                      24,000       24,000         48,000
  Bad debt expense                               -            -         35,000
  Outside services                           2,459        2,234         15,565
  Professional fees                          6,275        5,699        100,203
  Rent                                           -            -          6,545
  Travel                                         -            -         18,336
  Promotion                                    143            -            143
  Administrative expenses                      915          958         33,196
  Depreciation                                   -            -          1,546
  Amortization                                   -            -            472
  Interest                                       -            -            418
                                      ------------  -----------  -------------

   Total Expenses                           33,792       32,891        259,424
                                      ------------  -----------  -------------

OTHER INCOME

  Interest income                              802        2,150        144,214
                                      ------------  -----------  -------------

   Total Other Income                          802        2,150        144,214
                                      ------------  -----------  -------------

LOSS BEFORE
 DISCONTINUED OPERATIONS                   (32,990)     (30,741)      (115,210)

LOSS FROM DISCONTINUED
 OPERATIONS (Note 3)                             -            -       (911,314)

GAIN ON DISPOSAL OF
 DISCONTINUED OPERATIONS
 (Note 3)                                        -            -        776,190
                                      ------------  -----------  -------------

NET LOSS                              $    (32,990) $   (30,741) $    (250,334)
                                      ============  ===========  =============

BASIC LOSS PER SHARE                  $      (0.07) $     (0.07)
                                      ============  ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                   $    455,073      455,073
                                      ============  ===========

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                       Statements of Stockholders' Equity

                                                                           Deficit
                                                                         Accumulated
                                      Common Stock         Additional    During the
                                 -----------------------    Paid-in      Development
                                   Shares       Amount      Capital         Stage
                                 ----------   ----------   -----------   -----------

Balance, December 4, 1987                -    $       -    $        -    $       -

Shares issued to
 incorporators for cash
 $0.60 per share - restated         13,333           13         7,987            -

Net loss for period ended
 December 31, 1987                       -            -             -         (690)
                                 ----------   ----------   -----------   -----------

Balance, December 31, 1987          13,333           13         7,987         (690)

Shares issued at public offering
 $7.50 per share restated           38,537           39       289,001            -

Cost of public offering                  -            -       (84,056)           -

Sale of warrants                         -            -           100            -

Net loss for year ended
 December 31, 1988                       -            -             -       (4,538)
                                 ----------   ----------   -----------   -----------

Balance, December 31, 1988          51,870           52       213,032       (5,228)

Net loss for year ended
 December 31, 1989                       -            -             -       (5,073)
                                 ----------   ----------   -----------   -----------

Balance, December 31, 1989          51,870           52       213,032      (10,301)

Net loss for year ended
 December 31, 1990                       -            -             -      (46,921)
                                 ----------   ----------   -----------   -----------

Balance, December 31, 1990          51,870           52       213,032      (57,222)

Net loss for year ended
 December 31, 1991                       -            -             -       (8,472)
                                 ----------   ----------   -----------   -----------

Balance, December 31, 1991          51,870    $      52    $  213,032    $ (65,694)
                                 ----------   ----------   -----------   -----------

                       RED HORSE ENTERTAINMENT CORPORATION
                           (A Development Stage Company)
                  Statements of Stockholders' Equity (Continued)

                                                                      Deficit
                                                                    Accumulated
                                  Common Stock        Additional    During the
                            -----------------------     Paid-in     Development
                              Shares       Amount       Capital        Stage
                            ----------   ----------   -----------   -----------

Balance, December 31, 1991      51,870   $       52   $   213,032   $  (65,694)

Shares issued to acquire
  100% of 127 Main
  Street, Inc.                  51,869           52           (52)           -

Net loss for year ended
  December 31, 1992                  -            -             -   (1,877,973)
                            ----------   ----------   -----------   -----------

Balance, December 31, 1992     103,739          104       212,980   (1,943,667)

Adjustment for fractional
  shares in 30-for-1
  reverse split                    122            -             -            -

Exercise of warrants           351,212          351       210,373            -

Net income for year ended
  December 31, 1993                  -            -             -    1,731,675
                            ----------   ----------   -----------   -----------

Balance, December 31, 1993     455,073          455       423,353     (211,992)

Net income for year ended
  December 31, 1994                  -            -             -        2,917
                            ----------   ----------   -----------   -----------

Balance, December 31, 1994     455,073          455       423,353     (209,075)

Net income for year ended
  December 31, 1995                  -            -             -        8,222
                            ----------   ----------   -----------   -----------

Balance, December 31, 1995     455,073          455       423,353     (200,853)

Net income for year ended
  December 31, 1996                  -            -             -        7,486
                            ----------   ----------   -----------   -----------

Balance, December 31, 1996     455,073          455       423,353     (193,367)

Net loss for the year ended
  December 31, 1997                  -            -             -         (683)
                            ----------   ----------   -----------   -----------

Balance, December 31, 1997     455,073   $      455   $   423,353   $ (194,050)
                            ----------   ----------   -----------   -----------

                       RED HORSE ENTERTAINMENT CORPORATION
                           (A Development Stage Company)
                  Statements of Stockholders' Equity (Continued)


                                                                      Deficit
                                                                    Accumulated
                                  Common Stock        Additional    During the
                            -----------------------     Paid-in     Development
                              Shares       Amount       Capital        Stage
                            ----------   ----------   -----------   -----------


Balance, December 31, 1997     455,073   $      455   $   423,353   $ (194,050)

Net income for the year ended
 December 31, 1998                   -            -             -        2,753
                            ----------   ----------   -----------   -----------

Balance, December 31, 1998     455,073          455       423,353     (191,297)

Net income for the year ended
 December 31, 1999                   -            -             -           83
                            ----------   ----------   -----------   -----------

Balance, December 31, 1999     455,073          455       423,353     (191,214)

Net income for the year ended
 December 31, 2000                   -            -             -        5,077
                            ----------   ----------   -----------   -----------

Balance, December 31, 2000     455,073          455       423,353     (186,137)

Net loss for the year ended
 December 31, 2001                   -            -             -         (466)
                            ----------   ----------   ------------  -----------

Balance, December 31, 2001     455,073          455       423,353     (186,603)

Net loss for the year ended
 December 31, 2002                   -            -             -      (30,741)
                            ----------   ----------   -----------   -----------

Balance, December 31, 2002     455,073   $      455   $   423,353   $ (217,344)

Net loss for the year ended
  December 31, 2003                  -            -             -      (32,990)
                            ----------   ----------   -----------   -----------

Balance, December 31, 2003     455,073   $      455   $   423,353   $ (250,334)
                            ==========   ==========   ===========   ===========

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                 From
                                                                              Inception on
                                                     For the Years Ended      December 4,
                                                        December 31,            1987 to
                                                  -------------------------   December 31,
                                                      2003         2002          2003
                                                  ------------  -----------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                        $   (32,990)  $  (30,741)  $   (250,334)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Depreciation                                            -            -          1,546
    Amortization                                            -            -            472
    Gain on disposal of discontinued operations             -            -       (776,190)
  Changes in operating assets and liabilities:
    Increase in accrued expenses                       24,000       24,000        334,334
                                                  ------------  -----------  -------------

  Net Cash Used by Operating Activities                (8,990)      (6,741)      (690,172)
                                                  ------------  -----------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Organization expenses                                     -            -        (10,925)
  Sale of fixed assets                                      -            -          4,000
  Purchase of equipment and leasehold improvements          -            -     (1,255,237)
                                                                             -------------

   Net Cash Used by Investing Activities                    -            -     (1,262,162)
                                                  ------------  -----------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from debentures                                  -            -      1,750,000
  Proceeds from stock issuance                              -            -        212,984
  Sale of warrants                                          -            -            100
  Exercise of warrants                                      -            -        210,724
                                                  ------------  -----------  -------------

   Net Cash Provided by Financing Activities                -            -      2,173,808
                                                            -            -   -------------

INCREASE  (DECREASE) IN CASH                           (8,990)      (6,741)       221,474

CASH AT BEGINNING OF PERIOD                           230,464      237,205              -
                                                  ------------  -----------  -------------

CASH AT END OF PERIOD                             $   221,474   $  230,464   $    221,474
                                                  ============  ===========  =============

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)

                                                                      From
                                                                  Inception on
                                          For the Years Ended      December 4,
                                             December 31,            1987 to
                                      -------------------------   December 31,
                                           2003         2002          2003
                                      ------------  -----------  -------------


SUPPLEMENTAL CASH FLOW INFORMATION

  Cash paid for interest              $          -  $         -  $         418
  Cash paid for income taxes          $          -  $         -  $           -

NON-CASH INVESTING ACTIVITIES

  Sale of subsidiary (Note 3)         $          -  $         -  $   2,022,287

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


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

     b.  Basic Loss Per Share

     The computation of basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements as follows:
                                                           December 31,
                                                       2003           2002
                                                  -------------  -------------

         Numerator - (loss)                       $     (32,990) $     (30,741)
         Denominator - weighted average number of
           shares outstanding                           455,073        455,073
                                                  -------------  -------------

         Loss per share                           $       (0.07) $       (0.07
                                                  =============  =============

     The Company has exceeded 50,000 options from the loss per share calculation as their effect is anti-dilutive in nature.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     c.  Provision for Taxes

     Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax assets are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         Net deferred tax assets consist of the following components as of December 1, 2003 and 2002:
                                                        2003          2002
                                                    ------------  ------------
         Deferred tax assets
              NOL Carryover                         $    159,740  $    156,150
         Deferred tax liabilities                              -             -
         Valuation allowance                            (159,740)     (156,150)
                                                    ------------  ------------

         Net deferred tax asset                     $          -  $          -
                                                    ============  ============

     The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended November 30, 2003 and 2002 due to the following:

                                                        2003          2002
                                                    ------------  ------------

         Book Income                                $    (12,866) $    (11,989)
         State Tax                                          (312)         (800)
         Accrued Payroll                                   9,360         9,360
         Other                                               228             -
         Valuation allowance                               3,590         3,429
                                                    ------------  ------------

                                                    $          -  $          -
                                                    ============  ============

     At December 31, 2003, the Company had net operating loss carryforwards of approximately $793,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the December 31, 2003 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

     Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     d.  Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     e.  Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - DISCONTINUED OPERATIONS

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

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 2003 and 2002

NOTE 4 - STOCK OPTIONS

     On February 1, 1994, the Company issued options to two of its officers, for each one to purchase 25,000 shares of common stock at a price of $0.50 per share. The options expired in February 1999, and were replaced with two new options to purchase 50,000 shares each at an exercise price of $0.625 per share, which expire in May 2009.

NOTE 5 - CONCENTRATIONS OF RISK

     The Company maintains a money market investment account which accounts for $221,130 of the balance of cash. The full account is not insured by the FDIC, nor is it guaranteed by the bank. The investment is subject to investment risk, including potential principle loss.

NOTE 6 - NEWLY ISSUED ACCOUNTING PRONOUNCMENTS

     The Company adopted the provisions of FASB Statement No. 143, "Accounting for Asset Retirement Obligations," FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," FASB Statement No.145,
     "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections," FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," FIN 44, "Accounting for Certain Transactions Involving Stock Compensation (an
     interpretation of APB Opinion No. 25)," FASB Statement No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," and FASB Statement No. 148, "Accounting for stock-based compensation - transition and disclosure- an amendment of FASB Statement No. 123." The effect of these adopted provisions on the Company's financial statements was not significant.

     In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 is effective for contracts entered into or modified and for hedging activities designated after June 30, 2003. The Company is currently reviewing SFAS 149.

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. The Company is currently reviewing SFAS 150.

NOTE 7 - ACCRUED COMPENSATION

     Officers performed services valued at $24,000 during 2003. Similar services of equal value were performed during 2002 but have yet to be paid.