Form 10QSB
period 2004-03-31
RED HORSE ENTERTAINMENT CORP
filed 2004-05-17
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______________ to ____________

                           Commission File No. 0-23015

                       RED HORSE ENTERTAINMENT CORPORATION
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Nevada                                       87-0450232
  --------------------------------             ---------------------------------
  (State or other jurisdiction of              (IRS Employer Identification No.)
   incorporation or organization)

                  11828 La Grange Avenue, Los Angeles, CA 90025
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (310) 473-0213
                           ---------------------------
                           (Issuer's telephone number)

                                 Not Applicable
      --------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity: As of March 31, 2004, there were 455,073 shares of common stock outstanding.

Transitional Small Business Format:  Yes [ ]  No [X]

                                   FORM 10-QSB
                       RED HORSE ENTERTAINMENT CORPORATION

                                      INDEX

                                                                          Page

PART I.  Item 1.  Financial Information                                    3

         Balance Sheets as of March 31, 2004 (Unaudited) and               3
         December 31, 2003

         Statements of Operations for the Three Months                     4
         Ended March 31, 2004 and 2003 and From Inception on December 4, 1987 Through March 31, 2004 (Unaudited)

         Statements of Stockholders' Equity (Deficit) From Inception       5
         on December 4, 1987 through March 31, 2004

         Statements of Cash Flows for the Three Months Ended               8
         March 31, 2004 and 2003 and From Inception on
         December 4, 1987 Through March 31, 2004 (Unaudited)

         Notes to the Financial Statements                                10

         Item 2. Management's Discussion and Analysis or
                 Plan of Operation                                        11

         Item 3.  Controls and Procedures                                 11

PART II. Other Information                                                12

         Item 6.  Exhibits and Reports on Form 8-K                        12

         Signatures                                                       12

                                       RED HORSE ENTERTAINMENT CORPORATION
                                          (A Development Stage Company)
                                                 Balance Sheets


                                          Item 1. Financial Information

                                                     ASSETS

                                                                              March 31,            December 31,
                                                                                2004                   2003
                                                                          ----------------        ----------------
                                                                             (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents                                              $        217,171        $        221,474
                                                                          ----------------        ----------------
     Total Current Assets                                                          217,171                 221,474
                                                                          ----------------        ----------------
     TOTAL ASSETS                                                         $        217,171        $        221,474
                                                                          ================        ================


                                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

   Accrued compensation                                                   $         54,000        $        48,000
                                                                          ----------------        ----------------

     Total Current Liabilities                                                      54,000                 48,000
                                                                          ----------------        ----------------

STOCKHOLDERS' EQUITY

   Common stock: 50,000,000 shares authorized at $0.001
    par value; 455,073 shares issued and outstanding                                   455                     455
   Additional paid-in capital                                                      423,353                 423,353
   Deficit accumulated during the development stage                               (260,637)               (250,334)
                                                                          ----------------        ----------------
     Total Stockholders' Equity                                                    163,171                 173,474
                                                                          ----------------        ----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $        217,171        $        221,474
                                                                          ================        ================



                   The accompanying notes are an integral part of these financial statements.

                                                       3

                                       RED HORSE ENTERTAINMENT CORPORATION
                                          (A Development Stage Company)
                                            Statements of Operations
                                                   (Unaudited)

                                                                                                        From
                                                                                                    Inception on
                                                             For the Three Months Ended              December 4,
                                                                      March 31,                        1987 to
                                                         ------------------------------------         March 31,
                                                              2004                2003                  2004
                                                         ----------------     ---------------      ---------------
REVENUES                                                 $              -     $             -      $             -

EXPENSES

   Officer compensation                                             6,000               6,000               54,000
   Bad debt expense                                                    -                    -               35,000
   Outside services                                                   275                 275               15,840
   Professional fees                                                3,129               1,735              103,332
   Rent                                                                 -                   -                6,545
   Travel                                                               -                   -               18,336
   Promotion                                                          310                   -                  453
   Administrative expenses                                            800                 170               33,996
   Depreciation                                                         -                   -                1,546
   Amortization                                                         -                   -                  472
   Interest                                                             -                   -                  418
                                                         ----------------     ---------------      ---------------

     Total Expenses                                                10,514               8,180              269,938
                                                         ----------------     ---------------      ---------------
OTHER INCOME

   Interest income                                                    211                 272              144,425
                                                         ----------------     ---------------      ---------------

     Total Other Income                                               211                 272              144,425
                                                         ----------------     ---------------      ---------------
LOSS BEFORE
    DISCONTINUED OPERATIONS                                       (10,303)             (7,908)            (125,513)

LOSS FROM DISCONTINUED
   OPERATIONS (Note 3)                                                  -                   -             (911,314)

GAIN ON DISPOSAL OF
   DISCONTINUED OPERATIONS (Note 3)                                     -                   -              776,190
                                                         ----------------     ---------------      ---------------

NET LOSS                                                 $        (10,303)    $        (7,908)     $      (260,637)
                                                         ================     ===============      ===============

BASIC LOSS PER SHARE                                     $          (0.02)    $         (0.02)
                                                         ================     ===============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                             455,073             455,073
                                                         ================     ===============


                   The accompanying notes are an integral part of these financial statements.

                                                       4

                                       RED HORSE ENTERTAINMENT CORPORATION
                                          (A Development Stage Company)
                                  Statements of Stockholders' Equity (Deficit)



                                                                                                           Deficit
                                                                                                         Accumulated
                                                     Common Stock                  Additional             During the
                                             ------------------------------          Paid-in              Development
                                               Shares              Amount            Capital                 Stage
                                             ----------        ------------       -------------          ------------
Balances, December 4, 1987                            -     $             -    $              -    $                -

Shares issued to incorporators
 for cash $0.60 per share                        13,333                  13               7,987                     -

Net loss for period ended
 December 31, 1987                                    -                   -                   -                  (690)
                                             ----------        ------------       -------------          ------------

Balances, December 31, 1987                      13,333                  13               7,987                  (690)

Shares issued at public offering
 $7.50 per share restated                        38,537                  39             289,001                     -

Cost of public offering                               -                   -             (84,056)                    -

Sale of warrants                                      -                   -                 100                     -

Net loss for year ended
 December 31, 1988                                    -                   -                   -                (4,538)
                                             ----------        ------------       -------------          ------------

Balances, December 31, 1988                      51,870                  52             213,032                (5,228)

Net loss for year ended
 December 31, 1989                                    -                   -                   -                (5,073)
                                             ----------        ------------       -------------          ------------

Balances, December 31, 1989                      51,870                  52             213,032               (10,301)

Net loss for year ended
 December 31, 1990                                    -                   -                   -               (46,921)
                                             ----------        ------------       -------------          ------------

Balances, December 31, 1990                      51,870                  52             213,032               (57,222)

Net loss for year ended
 December 31, 1991                                    -                   -                   -                (8,472)
                                             ----------        ------------       -------------          ------------

Balances, December 31, 1991                      51,870     $            52    $        213,032    $          (65,694)
                                             ----------        ------------       -------------          ------------


                   The accompanying notes are an integral part of these financial statements.

                                       RED HORSE ENTERTAINMENT CORPORATION
                                          (A Development Stage Company)
                            Statements of Stockholders' Equity (Deficit) (Continued)



                                                                                                           Deficit
                                                                                                         Accumulated
                                                     Common Stock                  Additional             During the
                                             ------------------------------          Paid-in              Development
                                               Shares              Amount            Capital                 Stage
                                             ----------        ------------       -------------          ------------
Balances, December 31, 1991                      51,870        $         52       $     213,032          $    (65,694)

Shares issued to acquire
 100% of 127 Main
 Street, Inc.                                    51,869                  52                 (52)                    -

Net loss for year ended
 December 31, 1992                                    -                   -                   -            (1,877,973)
                                             ----------        ------------       -------------          ------------

Balances, December 31, 1992                     103,739                 104             212,980            (1,943,667)

Adjustment for fractional
 shares in 30-for-1
 reverse split                                      122                   -                   -                     -

Exercise of warrants                            351,212                 351             210,373                     -

Net income for year ended
 December 31, 1993                                    -                   -                   -             1,731,675
                                             ----------        ------------       -------------          ------------

Balances, December 31, 1993                     455,073                 455             423,353              (211,992)

Net income for year ended
 December 31, 1994                                    -                   -                   -                 2,917
                                             ----------        ------------       -------------          ------------

Balances, December 31, 1994                     455,073                 455             423,353              (209,075)

Net income for year ended
 December 31, 1995                                    -                   -                   -                 8,222
                                             ----------        ------------       -------------          ------------

Balances, December 31, 1995                     455,073                 455             423,353              (200,853)

Net income for year ended
 December 31, 1996                                    -                   -                   -                 7,486
                                             ----------        ------------       -------------          ------------

Balances, December 31, 1996                     455,073                 455             423,353              (193,367)

Net loss for the year ended
 December 31, 1997                                    -                   -                   -                  (683)
                                             ----------        ------------       -------------          ------------

Balance, December 31, 1997                      455,073     $           455     $       423,353    $         (194,050)
                                             ----------        ------------       -------------          ------------


                   The accompanying notes are an integral part of these financial statements.

                                       RED HORSE ENTERTAINMENT CORPORATION
                                          (A Development Stage Company)
                            Statements of Stockholders' Equity (Deficit) (Continued)



                                                                                                           Deficit
                                                                                                         Accumulated
                                                     Common Stock                  Additional             During the
                                             ------------------------------          Paid-in              Development
                                               Shares              Amount            Capital                 Stage
                                             ----------        ------------       -------------          ------------
Balance, December 31, 1997                      455,073        $        455       $     423,353          $   (194,050)

Net income for the year ended
 December 31, 1998                                    -                   -                   -                 2,753
                                             ----------        ------------       -------------          ------------

Balance, December 31, 1998                      455,073                 455             423,353              (191,297)

Net income for the year ended
 December 31, 1999                                    -                   -                   -                    83
                                             ----------        ------------       -------------          ------------

Balance, December 31, 1999                      455,073                 455             423,353              (191,214)

Net income for the year ended
 December 31, 2000                                    -                   -                   -                 5,077
                                             ----------        ------------       -------------          ------------

Balance, December 31, 2000                      455,073                 455             423,353              (186,137)

Net loss for the year ended
 December 31, 2001                                    -                   -                   -                  (466)
                                             ----------        ------------       -------------          ------------

Balance, December 31, 2001                      455,073                 455             423,353              (186,603)

Net loss for the year ended
 December 31, 2002                                    -                   -                   -               (30,741)
                                             ----------        ------------       -------------          ------------

Balance, December 31, 2002                      455,073                 455             423,353              (217,344)

Net loss for the year ended
 December 31, 2003                                    -                   -                   -               (32,990)
                                             ----------        ------------       -------------          ------------

Balance, December 31, 2003
 (unaudited)                                    455,073                 455             423,353              (250,334)

Net loss for the three months
  ended March 31, 2004 (unaudited)                    -                   -                   -               (10,303)
                                             ----------        ------------       -------------          ------------
Balance, March 31, 2004
  (unaudited)                                   455,073        $        455       $     423,353          $   (260,637)
                                             ==========        ============       =============          ============



                   The accompanying notes are an integral part of these financial statements.

                                                       7

                                     RED HORSE ENTERTAINMENT CORPORATION
                                        (A Development Stage Company)
                                          Statements of Cash Flows
                                                 (Unaudited)


                                                                                                            From
                                                                                                         Inception on
                                                                     For the Three Months Ended           December 4,
                                                                              March 31,                    1987 to
                                                                -----------------------------------       March 31,
                                                                      2004               2003                2004
                                                                ----------------   ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                     $        (10,303)  $         (7,908)   $       (260,637)
   Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
     Depreciation                                                              -                  -               1,546
     Amortization                                                              -                  -                 472
     Loss on disposal of discontinued operations                               -                  -            (776,190)
   Changes in operating assets and liabilities:
     Increase in accounts payable                                              -                  -                   -
     Increase in accrued expenses                                          6,000              6,000             340,334
                                                                ----------------   ----------------    ----------------
       Net Cash Used by Operating
        Activities                                                        (4,303)            (1,908)           (694,475)
                                                                ----------------   ----------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Organization expenses                                                       -                  -             (10,925)
   Sale of fixed assets                                                        -                  -               4,000
   Purchase of equipment and leasehold
    improvements                                                               -                  -          (1,255,237)
                                                                ----------------   ----------------    ----------------

       Net Cash Used by Investing Activities                                   -                  -          (1,262,162)
                                                                ----------------   ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from debentures                                                    -                  -           1,750,000
   Proceeds from stock issuance                                                -                  -             212,984
   Sale warrants                                                               -                  -                 100
   Exercise of warrants                                                        -                  -             210,724
                                                                ----------------   ----------------    ----------------

       Net Cash Provided by Financing Activities                               -                  -           2,173,808
                                                                ----------------   ----------------    ----------------

INCREASE (DECREASE) IN CASH                                               (4,303)            (1,908)            217,171

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                              221,474            230,464                   -
                                                                ----------------   ----------------    ----------------
CASH AND CASH EQIVALENTS AT END OF
  PERIOD                                                        $        217,171   $        228,556    $        217,171
                                                                ================   ================    ================


                      The accompanying notes are an integral part of these financial statements.

                                         RED HORSE ENTERTAINMENT CORPORATION
                                            (A Development Stage Company)
                                        Statements of Cash Flows (Continued)
                                                     (Unaudited)


                                                                                                            From
                                                                                                         Inception on
                                                                     For the Three Months Ended           December 4,
                                                                              March 31,                    1987 to
                                                                -----------------------------------       March 31,
                                                                      2004               2003                2004
                                                                ----------------   ----------------    ----------------
SUPPLEMENTAL CASH FLOW INFORMATION

   Cash paid for interest                                       $              -   $              -    $            418
   Cash paid for taxes                                          $              -   $            800    $            800

NON-CASH INVESTING ACTIVITIES

   Sale of subsidiary                                           $              -   $              -    $      2,022,287









                           The accompanying notes are an integral part of these financial statements.

                                                               9

                       RED HORSE ENTERTAINMENT CORPORATION
                          (A Development Stage Company)
                       Notes to the Financial Statements



NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICY

         The Company invests in a professionally managed portfolio that contains government securities. Such investments are exposed to various risks such as interest rate, market and credit. Due to the level of risk associated with such investments and the level of uncertainty related to changes in the value of such investments, it is at lease reasonably possible that changes in risks in the near term would materially affect investment balances and the amounts reported in the financial statements. The funds are not insured by the FDIC and may lose value. These government securities are considered to be trading securities and are reported as cash equivalents.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Three-Month Periods Ended March 31, 2004 and 2003

The Company had no revenue from continuing operations for the three-month periods ended March 31, 2004 and 2003.

General and administrative expenses for the three-month periods ended March 31, 2004 and 2003, consisted of general corporate administration, officer compensation, legal and professional expenses, and accounting and auditing costs. These expenses were $10,514 and $8,180 for the three-month periods ended March 31, 2004 and 2003, respectively.

Interest income in the three-month periods ended March 31, 2004 and 2003, was $211 and $272, respectively. As a result of the foregoing factors, the Company realized a net loss of $10,303 for the three months ended March 31, 2004, as compared to a net loss of $7,908 for the same period in 2003.

Liquidity and Capital Resources

At March 31, 2004, the Company had working capital of approximately $163,171, as compared to $173,474 at December 31, 2003. Working capital as of both dates consisted of cash and cash equivalents.

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

Item 3. Controls and Procedures

As of March 31, 2004 an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

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

                                        RED HORSE ENTERTAINMENT CORPORATION



Date: May 14, 2004                      By: /s/ Wayne M. Rogers
                                           -------------------------------------
                                           Chief Executive and Financial Officer