Form 10QSB
period 2004-06-30
RED HORSE ENTERTAINMENT CORP
filed 2004-08-16
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

    [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

    For the quarterly period ended June 30, 2004

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
State the number of shares outstanding of each of the issuer's classes of common equity: As of June 30, 2004, there were 455,073 shares of common stock outstanding.

Transitional Small Business Format: Yes [    ] No [  X ]

FORM 10-QSB
RED HORSE ENTERTAINMENT CORPORATION

INDEX

		Page
PART I.	Item 1. Financial Information	3
	Balance Sheets as of June 30, 2004 (Unaudited) and December 31, 2003	3
	Statements of Operations for the Three and Six Months Ended June 30, 2004 and 2003 and From Inception on December 4, 1987 Through June 30, 2004 (Unaudited)	4
	Statements of Stockholders' Equity (Deficit) From Inception on December 4, 1987 through June 30, 2004	5
	Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003 and From Inception on December 4, 1987 Through June 30, 2004 (Unaudited)	8
	Notes to the Financial Statements	10
	Item 2. Management's Discussion and Analysis or Plan of Operation	11
	Item 3. Controls and Procedures	11
PART II.	Other Information	12
	Item 6. Exhibits and Reports on Form 8-K	12
	Signatures	12

RED HORSE ENTERTAINMENT CORPORATION
(A Development Stage Company)
Balance Sheets

Part I
Item 1. Financial Statements

ASSETS

	June 30, 2004	December 31, 2003
(Unaudited)
CURRENT ASSETS
Cash	$ 213,846	$ 221,474
Total Current Assets	213,846	221,474
TOTAL ASSETS	$ 213,846	$ 221,474

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued compensation	$ 60,000	$ 48,000
Total Current Liabilities	60,000	48,000
STOCKHOLDERS' EQUITY
Common stock: 50,000,000 shares authorized at $0.001
par value; 455,073 shares issued and outstanding	455	455
Additional paid-in capital	423,353	423,353
Deficit accumulated during the development stage	(269,962)	(250,334)
Total Stockholders' Equity	153,846	173,474
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	213,846	221,474

The accompanying notes are an integral part of these financial statements.

RED HORSE ENTERTAINMENT CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended June 30, 2004 2003		For the Six Months Ended June 30, 2004 2003		From Inception on December 4, 1987 to June 30, 2004
REVENUES	$ --	$ --	$ --	$ --	$ --
EXPENSES
Officer compensation	6,000	6,000	12,000	12,000	60,000
Bad debt expense	--	--	--	--	35,000
Outside services	--	--	275	275	15,840
Professional fees	3,698	3,379	7,137	5,114	107,483
Rent	--	--	--	--	6,545
Travel	--	--	--	--	18,336
Administrative expenses	25	40	825	210	34,021
Depreciation	--	--	--	--	1,546
Amortization	--	--	--	--	472
Interest	--	--	--	--	418
Total Expenses	9,723	9,419	20,237	17,599	279,661
OTHER INCOME
Interest income	399	237	609	509	144,823
Total Other Income	399	237	609	509	144,823
NET LOSS BEFORE
DISCONTINUED
OPERATIONS	(9,324)	(9,182)	(19,628)	(17,090)	(134,838)
LOSS FROM
DISCONTINUED
OPERATIONS	--	--	--	--	(911,314)
GAIN ON DISPOSAL OF
DISCONTINUED
OPERATIONS	--	--	--	--	776,190
NET LOSS	$ (9,324)	$ (9,182)	$ (19,628)	$ (17,090)	$ (269,962)
BASIC LOSS PER SHARE	$ (0.02)	$ (0.02)	$ (0.04)	$ (0.04)
WEIGHTED AVERAGE
SHARES OUTSTANDING	455,073	455,073	455,073	455,073

The accompanying notes are an integral part of these financial statements.

RED HORSE ENTERTAINMENT CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From Inception on December 4, 1987 through June 30, 2004

	Common Stock Shares Amount		Additional Paid-in Capital	Deficit Accumulated During The Development Stage
Balances, December 4, 1987	--	$ --	$ --	$ --
Shares issued to incorporators
for cash $0.60 per share	13,333	13	7,987	--
Net loss for period ended
December 31, 1987	--	--	--	(690)
Balances, December 31, 1987	13,333	13	7,987	(690)
Shares issued at public offering
$7.50 per share restated	38,537	39	289,001	--
Cost of public offering	--	--	(84,056)	--
Sale of warrants	--	--	100	--
Net loss for year ended
December 31, 1988	--	--	--	(4,538)
Balances, December 31, 1988	51,870	52	213,032	(5,228)
Net loss for year ended
December 31, 1989	--	--	--	(5,073)
Balances, December 31, 1989	51,870	52	213,032	(10,301)
Net loss for year ended
December 31, 1990	--	--	--	(46,921)
Balances, December 31, 1990	51,870	52	213,032	(57,222)
Net loss for year ended
December 31, 1991	--	--	--	(8,472)
Balances, December 31, 1991	51,870	$ 52	$213,032	$ (65,694)

The accompanying notes are an integral part of these financial statements.

RED HORSE ENTERTAINMENT CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)
From Inception on December 4, 1987 through June 30, 2004

	Common Stock Shares Amount		Additional Paid-in Capital	Deficit Accumulated During the Development Stage
Balances, December 31, 1991	51,870	$ 52	$ 213,032	$ (65,694)
Shares issued to acquire
100% of 127 Main
Street, Inc.	51,869	52	(52)	--
Net loss for year ended
December 31, 1992	--	--	--	(1,877,973)
Balances, December 31, 1992	103,739	104	212,980	(1,943,667)
Adjustment for fractional
shares in 30-for-1
reverse split	122	--	--	--
Exercise of warrants	351,212	351	210,373	--
Net income for year ended
December 31, 1993	--	--	--	1,731,675
Balances, December 31, 1993	455,073	455	423,353	(211,992)
Net income for year ended
December 31, 1994	--	--	--	2,917
Balances, December 31, 1994	455,073	455	423,353	(209,075)
Net income for year ended
December 31, 1995	--	--	--	8,222
Balances, December 31, 1995	455,073	455	423,353	(200,853)
Net income for year ended
December 31, 1996	--	--	--	7,486
Balances, December 31, 1996	455,073	455	423,353	(193,367)
Net loss for the year ended
December 31, 1997	--	--	--	(683)
Balance, December 31, 1997	455,073	$ 455	$ 423,353	$ (194,050)

The accompanying notes are an integral part of these financial statements.

RED HORSE ENTERTAINMENT CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)
From Inception on December 4, 1987 through June 30, 2004

	Common Stock Shares Amount		Additional Paid-in Capital	Deficit Accumulated During the Development Stage
Balance, December 31, 1997	455,073	$ 455	$ 423,353	$ (194,050)
Net income for the year ended
December 31, 1998	--	--	--	2,753
Balance, December 31, 1998	455,073	455	423,353	(191,297)
Net income for the year ended
December 31, 1999	--	--	--	83
Balance, December 31, 1999	455,073	455	423,353	(191,214)
Net income for the year ended
December 31, 2000	--	--	--	5,077
Balance, December 31, 2000	455,073	455	423,353	(186,137)
Net loss for the year ended
December 31, 2001	--	--	--	(466)
Balance, December 31, 2001	455,073	455	423,353	(186,603)
Net loss for the year ended
December 31, 2002	--	--	--	(30,741)
Balance, December 31, 2002	455,073	455	423,353	(217,344)
Net loss for the year ended
December 31, 2003	--	--	--	(32,990)
Balance, December 31, 2003	455,073	455	423,353	(250,334)
Net loss for the six months
ended June 30, 2004
(unaudited)	--	--	--	(19,628)
Balance, June 10, 2004
(unaudited)	455,073	$ 455	$ 423,353	$ (269,962)

The accompanying notes are an integral part of these financial statements.

RED HORSE ENTERTAINMENT CORPORATION
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,		From Inception on December 4, 1987 to June 30,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (19,628)	$ (17,090)	$ (269,962)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Depreciation	--	--	1,546
Amortization	--	--	472
Loss on disposal of discontinued operations	--	--	(776,190)
Changes in operating assets and liabilities:
Increase in accounts payable	--	--	--
Increase in accrued expenses	12,000	12,000	346,334
Net Cash Used by Operating
Activities	(7,628)	(5,090)	(697,800)
CASH FLOWS FROM INVESTING ACTIVITIES
Organization expenses	--	--	(10,925)
Sale of fixed assets	--	--	4,000
Purchase of equipment and leasehold
improvements	--	--	(1,255,237)
Net Cash Used by Investing Activities	--	--	(1,262,162)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debentures	--	--	1,750,000
Proceeds from stock issuance	--	--	212,984
Sale warrants	--	--	100
Exercise of warrants	--	--	210,724
Net Cash Provided by Financing Activities	--	--	2,173,808
INCREASE (DECREASE) IN CASH	(7,628)	(5,090)	213,846
CASH AT BEGINNING OF PERIOD	221,474	230,464	--
CASH AT END OF PERIOD	$ 213,846	$ 225,374	$ 213,846

The accompanying notes are an integral part of these financial statements.

RED HORSE ENTERTAINMENT CORPORATION
(A Development Stage Company)
Statements of Cash Flows (Continued)
(Unaudited)

	For the Six Months Ended June 30,		From Inception on December 4, 1987 to June 30,
	2004	2003	2004
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$ --	$ --	$ 418
Cash paid for taxes	$ --	$ --	$ --
NON-CASH INVESTING ACTIVITIES
Sale of subsidiary	$ --	$ --	$ 2,022,287

The accompanying notes are an integral part of these financial statements.

RED HORSE ENTERTAINMENT CORPORATION
(A Development Stage Company)
Statements of Cash Flows (Continued)
(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Item 2. Management's Discussion and Analysis or Plan of Operation

Six-Month Periods Ended June 30, 2004 and 2003

The Company had no revenue from continuing operations for the six-month periods ended June 30, 2004 and 2003.

General and administrative expenses for the six-month periods ended June 30, 2004 and 2003, consisted of general corporate administration, officer compensation, legal and professional expenses, and accounting and auditing costs. These expenses were $20,237 and $17,599 for the six-month periods ended June 30, 2004 and 2003, respectively.

Interest income in the six-month periods ended June 30, 2004 and 2003, was $609 and $509, respectively. As a result of the foregoing factors, the Company realized a net loss of $19,628 for the six months ended June 30, 2004, as compared to a net loss of $17,090 for the same period in 2003.

Liquidity and Capital Resources

At June 30, 2004, the Company had working capital of approximately $153,846, as compared to $173,474 at December 31, 2003. Working capital as of both dates consisted of cash and cash equivalents.

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

Item 3. Controls and Procedures

As of June 30, 2004 an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K: None

Exhibits:   Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	Title of Document
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to ection 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED HORSE ENTERTAINMENT CORPORATION
Date: August 5, 2004	By: /s/ Wayne M. Rogers Chief Executive and Financial Officer