Form 10QSB
period 2004-09-30
RED HORSE ENTERTAINMENT CORP
filed 2004-11-15
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 0-23015

RED HORSE ENTERTAINMENT CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	87-0450232
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

11828 La Grange Avenue, Los Angeles, CA 90025 (Address of principal executive offices)

(310) 473-0213 (Issuer’s telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity: As of September 30, 2004, there were 455,073 shares of common stock outstanding.

Transitional Small Business Format: Yes [    ] No [ X ]

FORM 10-QSB
RED HORSE ENTERTAINMENT CORPORATION

INDEX

Page

PART I.	Item 1. Financial Information	3

	Balance Sheets as of September 30, 2004 (Unaudited) and December 31, 2003	3

	Statements of Operations for the Three Months and Nine Months Ended September 30, 2004 and 2003 and From Inception on December 4, 1987 Through September 30, 2004 (Unaudited)	4

	Statements of Stockholders' Equity (Deficit) From Inception on December 4, 1987 through September 30, 2004	5

	Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003 and From Inception on December 4, 1987 Through September 30, 2004 (Unaudited)	8

	Notes to the Financial Statements	10

	Item 2. Management's Discussion and Analysis or Plan of Operation	11

	Item 3. Controls and Procedures	11

PART II.	Other Information	12

	Item 6. Exhibits and Reports on Form 8-K	12

	Signatures	12

Part I
Item 1.  Financial Statements

RED HORSE ENTERTAINMENT CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30, 2004	December 31, 2003
(Unaudited)
CURRENT ASSETS

Cash	$ 212,546	$ 221,474

Total Current Assets	212,546	221,474

TOTAL ASSETS	$ 212,546	$ 221,474

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued compensation	$ 66,000	$ 48,000

Total Current Liabilities	66,000	48,000

STOCKHOLDERS' EQUITY

Common stock: 50,000,000 shares authorized at $0.001
par value; 455,073 shares issued and outstanding	455	455
Additional paid-in capital	423,353	423,353
Deficit accumulated during the development stage	(277,262)	(250,334)

Total Stockholders' Equity	146,546	173,474

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 212,546	$ 221,474

The accompanying notes are an integral part of these financial statements

RED HORSE ENTERTAINMENT CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception on December 4, 1987 to September 30,
	2004	2003	2004	2003	2004
REVENUES	$--	$--	$--	$--	$--

EXPENSES

Officer compensation	6,000	6,000	18,000	18,000	66,000
Bad debt expense	--	--	--	--	35,000
Outside services	--	1,125	275	1,400	15,840
Professional fees	1,741	1,160	7,560	6,274	107,763
Rent	--	--	--	--	6,545
Travel	--	--	--	--	18,336
Administrative expenses	121	832	2,264	1,042	35,603
Depreciation	--	--	--	--	1,546
Amortization	--	--	--	--	472
Interest	--	--	--	--	418

Total Expenses	7,862	9,117	28,099	26,716	287,523

OTHER INCOME

Interest income	562	147	1,171	656	145,385

Total Other Income	562	147	1,171	656	145,385

NET LOSS BEFORE
DISCONTINUED
OPERATIONS	(7,300)	(8,970)	(26,928)	(26,060)	(142,138)

LOSS FROM
DISCONTINUED
OPERATIONS	--	--	--	--	(911,314)

GAIN ON DISPOSAL OF
DISCONTINUED
OPERATIONS	--	--	--	--	776,190

NET LOSS	$(7,300)	$(8,970)	$(26,928)	$(26,060)	$(277,262)

BASIC LOSS PER SHARE	$(0.01)	$(0.02)	$(0.06)	$(0.06)

WEIGHTED AVERAGE
SHARES OUTSTANDING	455,073	455,073	455,073	455,073

The accompanying notes are an integral part of these financial statements

RED HORSE ENTERTAINMENT CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(From Inception on December 4, 1987 through September 30, 2003

	Common Stock		Additional Paid-in	Deficit Accumulated During The Development
	Shares	Amount	Capital	Stage
Balance, December 4, 1987	--	$--	$--	$--

Shares issued to incorporators
for cash $0.60 per share	13,333	13	7,987	--

Net loss for period ended
December 31, 1987	--	--	--	(690)

Balance, December 31, 1987	13,333	13	7,987	(690)

Shares issued at public offering
$7.50 per share restated	38,537	39	289,001	--

Cost of public offering	--	--	(84,056)	--

Sale of warrants	--	--	100	--

Net loss for year ended
December 31, 1988	--	--	--	(4,538)

Balance, December 31, 1988	51,870	52	213,032	(5,228)

Net loss for year ended
December 31, 1989	--	--	--	(5,073)

Balance, December 31, 1989	51,870	52	213,032	(10,301)

Net loss for year ended
December 31, 1990	--	--	--	(46,921)

Balance, December 31, 1990	51,870	52	213,032	(57,222)

Net loss for year ended
December 31, 1991	--	--	--	(8,472)

Balance, December 31, 1991	51,870	$52	$213,032	$(65,694)

The accompanying notes are an integral part of these financial statements

RED HORSE ENTERTAINMENT CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)
(From Inception on December 4, 1987 through September 30, 2003

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage
Balance, December 31, 1991	51,870	$52	$213,032	$(65,694)

Shares issued to acquire 100% of
127 Main Street, Inc.	51,869	52	(52)	--

Net loss for year ended
December 31, 1992	--	--	--	(1,877,973)

Balance, December 31, 1992	103,739	104	212,980	(1,943,667)

Adjustment for fractional
shares in 30-for-1 reverse split	122	--	--	--

Exercise of warrants	351,212	351	210,373	--

Net income for year ended
December 31, 1993	--	--	--	1,731,675

Balance, December 31, 1993	455,073	455	423,353	(211,992)

Net income for year ended
December 31, 1994	--	--	--	2,917

Balance, December 31, 1994	455,073	455	423,353	(209,075)

Net income for year ended
December 31, 1995	--	--	--	8,222

Balance, December 31, 1995	455,073	455	423,353	(200,853)

Net income for year ended
December 31, 1996	--	--	--	7,486

Balance, December 31, 1996	455,073	455	423,353	(193,367)

Net loss for the year ended
December 31, 1997	--	--	--	(683)

Balance, December 31, 1997	455,073	$455	$423,353	$(194,050)

The accompanying notes are an integral part of these financial statements

RED HORSE ENTERTAINMENT CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)
(From Inception on December 4, 1987 through September 30, 2003

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage
Balance, December 31, 1997	455,073	$455	$423,353	$(194,050)

Net income for the year ended
December 31, 1998	--	--	--	2,753

Balance, December 31, 1998	455,073	455	423,353	(191,297)

Net income for the year ended
December 31, 1999	--	--	--	83

Balance, December 31, 1999	455,073	455	423,353	(191,214)

Net income for the year ended
December 31, 2000	--	--	--	5,077

Balance, December 31, 2000	455,073	455	423,353	(186,137)

Net loss for the year ended
December 31, 2001	--	--	--	(466)

Balance, December 31, 2001	455,073	455	423,353	(186,603)

Net loss for the year ended
December 31, 2002	--	--	--	(30,741)

Balance, December 31, 2002	455,073	455	423,353	(217,344)

Net loss for the year ended
December 31, 2003	--	--	--	(32,990)

Balance, December 31, 2003	455,073	455	423,353	(250,334)

Net loss for the nine months ended
September 30, 2004 (unaudited)	--	--	--	(26,928)

Balance, September 30, 2004
(unaudited)	455,073	$455	$423,353	$(277,262)

The accompanying notes are an integral part of these financial statements

RED HORSE ENTERTAINMENT CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,		From Inception on December 4, 1987 to September 30,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(26,928)	$(26,060)	$(277,262)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Depreciation	--	--	1,546
Amortization	--	--	472
Loss on disposal of discontinued operations	--	--	(776,190)
Changes in operating assets and liabilities:
Increase in accounts payable - related party	--	1,125	--
Increase in accrued expenses	18,000	18,000	352,334

Net Cash Used by Operating Activities	(8,928)	(6,935)	(699,100)

CASH FLOWS FROM INVESTING ACTIVITIES

Organization expenses	--	--	(10,925)
Sale of fixed assets	--	--	4,000
Purchase of equipment and leasehold
improvements	--	--	(1,255,237)

Net Cash Used by Investing Activities	--	--	(1,262,162)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from debentures	--	--	1,750,000
Proceeds from stock issuance	--	--	212,984
Sale warrants	--	--	100
Exercise of warrants	--	--	210,724

Net Cash Provided by Financing Activities	--	--	2,173,808

INCREASE (DECREASE) IN CASH	(8,928)	(6,935)	212,546

CASH AT BEGINNING OF PERIOD	221,474	230,464	--

CASH AT END OF PERIOD	$212,546	$223,529	$212,546

The accompanying notes are an integral part of these financial statements

RED HORSE ENTERTAINMENT CORPORATION
(A Development Stage Company)
Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine Months Ended September 30,		From Inception on December 4, 1987 to September 30,
	2004	2003	2004
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest	$--	$--	$418
Cash paid for taxes	$--	$--	$--

NON-CASH INVESTING ACTIVITIES

Sale of subsidiary	$--	$--	$2,022,287

The accompanying notes are an integral part of these financial statements

RED HORSE ENTERTAINMENT CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2004 and December 31, 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Nine-Month Periods Ended September 30, 2004 and 2003

The Company had no revenue from continuing operations for the nine-month periods ended September 30, 2004 and 2003.

General and administrative expenses for the nine-month periods ended September 30, 2004 and 2003, consisted of general corporate administration, officer compensation, legal and professional expenses, and accounting and auditing costs. These expenses were $28,099 and $26,716 for the nine-month periods ended September 30, 2004 and 2003, respectively.

Interest income in the nine-month periods ended September 30, 2004 and 2003, was $1,171 and $656, respectively. As a result of the foregoing factors, the Company realized a net loss of $26,928 for the nine months ended September 30, 2004, as compared to a net loss of $26,060 for the same period in 2003.

Liquidity and Capital Resources

At September 30, 2004, the Company had working capital of approximately $146,546, as compared to $173,474 at December 31, 2003. Working capital as of both dates consisted of cash and cash equivalents.

Management believes that the Company has sufficient cash to meet the anticipated needs of the Company’s operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company’s need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company’s current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Item 3. Controls and Procedures

As of September 30, 2004 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K: None.

Exhibits: Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	Title of Document

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED HORSE ENTERTAINMENT CORPORATION

Date: November 12, 2004	By: /s/ Wayne M. Rogers
Chief Executive and Financial Officer