Form 10KSB
period 2004-12-31
RED HORSE ENTERTAINMENT CORP
filed 2005-03-25
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004, or

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from _____ to _____

Commission File No. 0-23015

RED HORSE ENTERTAINMENT CORPORATION
(Name of Small Business Issuer as specified in its charter)

Nevada	87-0450232
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

11828 La Grange Avenue, Los Angeles, CA  90025
(Address of Principal Executive Offices and Zip Code)

Issuer’s Telephone Number: (310) 473-0213

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $0.001

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues (consisting only of interest income) for its most recent fiscal year:  $2,021.

The aggregate market value of voting stock held by non-affiliates computed on the basis of the high bid price on March 23, 2005, was $32,569.

As of December 31, 2004, the Registrant had outstanding 455,073 shares of Common Stock, par value $0.001.

Documents incorporated by reference: None.

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION	Page

Part I

1	Description of Business	3

2	Description of Property	6

3	Legal Proceedings	7

4	Submission of Matters to a Vote of Security Holders	7

Part II

5	Market for Common Equity, Related Stockholder Matters and Registrant Purchases of Equity Securities	7

6	Management's Discussion and Analysis or Plan of Operation	7

7	Financial Statements	9

8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	9

8A	Controls and Procedures	9

8B	Other Information

Part III

9	Directors and Executive Officers of the Registrant	10

10	Executive Compensation	11

11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	12

12	Certain Relationships and Related Transactions	13

13	Exhibits	13

14	Principal Accountant Fees and Expenses	14

Signatures		15

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Recent Development

For the past seven years the Red Horse Entertainment Corporation (“Red Horse” or the “Company”) has had no active business operations, and has been seeking to acquire an interest in a business with long-term growth potential. On March 22, 2005 the final signatures were obtained on a Stock Exchange Agreement dated March 8, 2005, pursuant to which Red Horse will acquire all of the issued and outstanding capital stock of Silverstrand International Holdings Limited for 10,102,333 shares of Red Horse common voting stock, par value $0.001. The Red Horse common stock issued to the stockholders of Silverstrand International and their designees will represent approximately 95.7 percent of the issued and outstanding common stock of Red Horse immediately following the exchange. Consequently, there will be a change in control of Red Horse, and new officers and directors of Red Horse designated by Silverstrand International will be appointed.

Silverstrand International is a closely held limited liability company organized in the Hong Kong Special Administrative Region in The People’s Republic of China. Through its wholly owned operating subsidiary, Silverstrand International is engaged in the business of private property development primarily in the city of Shenyang. Shenyang, a city in Liaoning Province of the People’s Republic of China with a population of approximately 7.2 million, is located in the central area of northeastern Asia, and is the central city of northeastern China. Shenyang is one of the major cities and key industrial bases in China.

The closing of the transaction is subject to a number of conditions, including, but not limited to:

Each party completing and being satisfied with the due diligence review of the other,

Silverstrand International preparing and delivering audited financial statements in accordance with US GAAP for the most recent year ended December 31, 2004, and

The absence prior to closing of any material change in the assets, operations, or financial condition of either party.

Consequently, there is no assurance the proposed acquisition will close.

General

The following discussion describes the Company’s business objectives and considerations with respect to its search for a business venture in which to participate. If the proposed acquisition of Silverstrand International described above does not close, Red Horse will once again embark on its search for a business venture in which to participate.

Selection of a Business

The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional people. By relying on “word of mouth”, the Company may be limited in the number of potential acquisitions it can identify. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

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

The Company will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in many instances management of such a venture will not have proved its ability, the eventual market of such venture’s product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately. If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

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

The decision to participate in a specific business may be based on management’s analysis of the quality of the other firm’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and other factors which are difficult, if not impossible, to analyze through any objective criteria. It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

The Company will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor. The period within which the Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company’s control, including the availability of businesses, the time required for the Company to complete its investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for the Company’s participation, and other circumstances.

Acquisition of a Business

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company’s directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company’s shareholders.

In connection with the Company’s acquisition of a business, the present shareholders of the Company, including officers and directors, may, as a negotiated element of the acquisition, sell a portion or all of the Company’s Common Stock held by them at a significant premium over their original investment in the Company. As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company. Management does not intend to actively negotiate for or otherwise require the purchase of all or any portion of its stock as a condition to or in connection with any proposed merger or acquisition. Although the Company’s present shareholders did not acquire their shares of Common Stock with a view towards any subsequent sale in connection with a business reorganization, it is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the number of “restricted securities” held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company’s Common Stock that could result from substantial sales of such shares after the restrictions no longer apply. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company’s shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

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

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company’s securities may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called “tax-free” event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the “Code”). In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation. Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company’s voting securities. It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the voting stock of the surviving entity. Consequently, there is a substantial possibility that the shareholders of the Company immediately prior to the transaction would retain less than 50% of the issued and outstanding shares of the surviving entity. Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders immediately prior to the transaction will experience a significant reduction in their percentage of ownership in the Company.

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

Operation of Business After Acquisition

The Company’s operation following its acquisition of a business will be dependent on the nature of the business and the interest acquired. The Company is unable to predict whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

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

Employees

The Company is a development stage company and currently has no employees. In 2004, two executive officers devoted 120 hours, or an average of 10 hours per month per person, to the affairs of the Company and it is expected they will make a similar time commitment in 2005. These officers may devote additional time in the future as they deem appropriate seeking and acquiring a business venture. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company utilizes office space at 11828 La Grange Avenue, Los Angeles, CA 90025, provided by a private company owned by Wayne M. Rogers, an officer, director and principal shareholder of the Company. The costs associated with the use of the office space are deemed insignificant, as Mr. Rogers uses the office space almost entirely for other business purposes. The Company reimburses Mr. Rogers for rent, clerical, and office expenses, such as telephone charges, copy charges, overnight courier service, and similar costs incurred on Company matters. In 2004 the total payments to Mr. Rogers for such items were approximately $958.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Although quotations for the Company’s common stock appear on the OTC Bulletin Board, there is no established trading market for the common stock. Transactions in the common stock have been sporadic over the past two calendar years. During the two years prior to the fourth quarter of 2004 quotations for the common stock have consisted primarily of “bid and no asked” and the bid price has predominately been approximately $0.08 per share. In the fourth quarter of 2004 the high bid price was $0.13 and the low was $0.08, and no trading volume. Consequently, the Company is of the opinion that any published prices cannot be attributed to a liquid and active trading market and, therefore, do not indicate any meaningful market value.

All shares of common stock outstanding may be sold without restriction under Rule 144(k) promulgated under the Securities Act of 1933, except 241,808 shares, which are held by officers, directors, and holders of more than 10 percent of the outstanding common stock (“Control Shares”). Control Shares may be sold subject to complying with all of the terms and conditions of Rule 144, except the one-year holding period, which has been satisfied.

Since its inception, no dividends have been paid on the Company’s common stock.

At March 15, 2005, there were approximately 152 holders of record of the Company’s Common Stock.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Recent Development

For the past seven years the Red Horse has had no active business operations, and has been seeking to acquire an interest in a business with long-term growth potential. On March 22, 2005 the final signatures were obtained on a Stock Exchange Agreement dated March 8, 2005, pursuant to which Red Horse will acquire all of the issued and outstanding capital stock of Silverstrand International Holdings Limited for 10,102,333 shares of Red Horse common voting stock, par value $0.001. The Red Horse common stock issued to the stockholders of Silverstrand International and their designees will represent approximately 95.7 percent of the issued and outstanding common stock of Red Horse immediately following the exchange.

Silverstrand International is a closely held limited liability company organized in the Hong Kong Special Administrative Region in The People’s Republic of China. Through its wholly owned operating subsidiary, Silverstrand International is engaged in the business of private property development primarily in the city of Shenyang. Shenyang, a city in Liaoning Province of the People’s Republic of China, is located in the central area of northeastern Asia, and is the central city of northeastern China. Shenyang is one of the major cities and key industrial bases in China.

The closing of the transaction is subject to a number of conditions, including, but not limited to:

Each party completing and being satisfied with the due diligence review of the other,

Silverstrand International preparing and delivering audited financial statements in accordance with US GAAP for the most recent year ended December 31, 2004, and

The absence prior to closing of any material change in the assets, operations, or financial condition of either party.

Consequently, there is no assurance the proposed acquisition will close. Should the acquisition be completed, there will be a substantial change in the financial condition and results of operations of Red Horse, which can not be predicted at this time.

The following discussion assumes that the acquisition of Silverstrand does not close, and Red Horse will continue with its search for a business opportunity.

Plan of Operation

The Company had no revenue from continuing operations for the years ended December 31, 2004 and 2003. The Company’s plan is to seek a business venture in which to participate. The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity that will ultimately prove to be beneficial to the Company and its shareholders.

The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional people. By relying on “word of mouth”, the Company may be limited in the number of potential acquisitions it can identify. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

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

The activities of the Company are subject to several significant risks that arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company’s shareholders. A description of the manner in which the Company will pursue the search for and participation in a business venture is described under “Item 1. Business,” above.

Although the Company has no operations, it does incur expenses in connection with complying with reporting requirements under the Securities Exchange Act of 1934. General and administrative expenses for the years ended December 31, 2004 and 2003, consisted of general corporate administration, officer compensation, legal and professional expenses, and accounting and auditing costs. These expenses were $36,392, and $33,792 for 2004 and 2003, respectively.

The Company had no interest expense in 2004 or 2003. Interest income resulted from the investment of funds in short-term, liquid cash equivalents. Interest income was $2,021 in 2004 and $802 in 2003.

As a result of the foregoing factors, the Company realized a net loss of $34,371 in 2004, as compared to a net loss of $32,990 in 2003.

At December 31, 2004, the Company had working capital of $139,103. Working capital consisted substantially of short-term investments, and cash and cash equivalents. Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company’s operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company’s need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company’s current operating plan is to handle the administrative and reporting requirements of a public company and search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms, if at all, or that it will be able to profitably manage the business venture it acquires.

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings “Item 1. Description of Business,” and “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 16.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There are no reportable changes in or disagreements with accountants.

ITEM 8A. CONTROLS AND PROCEDURES

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the Company’s disclosure controls and procedures on December 31, 2004. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company’s filing of its annual report on Form 10-KSB for the year ended December 31, 2004.

During the fourth quarter of the year ended December 31, 2004, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, and no significant deficiencies or material weaknesses of internal controls that would require corrective action were identified during that period.

ITEM 8B. OTHER INFORMATION

Proposed Acquisition of Silverstrand International Holdings Limited

For the past seven years the Red Horse Entertainment Corporation (“Red Horse” or the “Company”) has had no active business operations, and has been seeking to acquire an interest in a business with long-term growth potential. On March 22, 2005 the final signatures were obtained on a Stock Exchange Agreement dated March 8, 2005, pursuant to which Red Horse will acquire all of the issued and outstanding capital stock of Silverstrand International Holdings Limited for 10,102,333 shares of Red Horse common voting stock, par value $0.001. The Red Horse common stock issued to the stockholders of Silverstrand International and their designees will represent approximately 95.7 percent of the issued and outstanding common stock of Red Horse immediately following the exchange. Consequently, there will be a change in control of Red Horse, and new officers and directors of Red Horse designated by Silverstrand International will be appointed.

Silverstrand International is a closely held limited liability company organized in the Hong Kong Special Administrative Region in The People’s Republic of China. Through its wholly owned operating subsidiary, Silverstrand International is engaged in the business of private property development primarily in the city of Shenyang. Shenyang, a city in Liaoning Province of the People’s Republic of China, is located in the central area of northeastern Asia, and is the central city of northeastern China. Shenyang is one of the major cities and key industrial bases in China.

The closing of the transaction is subject to a number of conditions, including, but not limited to:

Each party completing and being satisfied with the due diligence review of the other,

Silverstrand International preparing and delivering audited financial statements in accordance with US GAAP for the most recent year ended December 31, 2004, and

The absence prior to closing of any material change in the assets, operations, or financial condition of either party.

Consequently, there is no assurance the proposed acquisition will close.

Issuance of Convertible Notes

At December 31, 2004, the Company was indebted to each of Wayne M. Rogers and Jack Gertino in the amount of $36,000 for accrued compensation over the past several years. On March 5, 2005, the Company issued to each of Messrs. Rogers and Gertino a convertible promissory note in the principal amount of $36,000 that matures March 5, 2007 in complete payment of accrued compensation at December 31, 2004. Each note bears interest at the rate of six percent per annum, and the principal is convertible to common stock of the Company at the rate of one share for each $0.163614 of principal. Consequently, each note is convertible to a total of 220,030 common shares of the Company.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name	Age	Positions	Since

Wayne M. Rogers	70	President and Director	1992

Bill Rogers	33	Vice President and Director	1994

Jack M. Gertino	66	Secretary and Director	1992

All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders or until their successors are duly elected and qualified.

The following is information on the business experience of each director and officer.

Wayne M. Rogers is a well-known professional actor who has been involved in investment activities for over 20 years. Mr. Rogers has been a director of several privately held companies, including Almaden Vineyards and the Pantry, Inc. He has also been a director of Global Intellicom, P.H.C., Inc., Electronic Data Controls, Inc., Extek Micro-Systems, and Wadell Equipment Global. Currently, Mr. Rogers is the Chairman of the Board of Kleinfeld, the leading wedding dress retailer in the U.S. He is also the managing director of Willow Creek, a 500 home subdivision in Florida, as well as a managing director of other residential and commercial properties. Mr. Rogers is also the general partner of Triangle Bridge Group, LP. Wayne M. Rogers is the father of Bill Rogers.

Bill Rogers has been a music composer for the past ten years. He has composed the music for a number of movies, television shows and commercials and is involved in development of musical scores and compositions for those uses. Mr. Rogers is also involved in the development and management of real estate for La Grange Management. Bill Rogers is the son of Wayne M. Rogers.

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

Other Shell Company Activities

Mr. Gertino is currently a director of Comet Technologies, Inc., a publicly held shell corporations seeking a business acquisition. The possibility exists that one or more of the officers and directors of the Company could become officers and/or directors of other shell companies in the future, although they have no intention of doing so at the present time. Certain conflicts of interest are inherent in the participation of the Company’s officers and directors as management in other shell companies, which may be difficult, if not impossible, to resolve in all cases in the best interests of the Company. Failure by management to conduct the Company’s business in its best interests may result in liability of management of the Company to the shareholders.

ITEM 10. EXECUTIVE COMPENSATION

Wayne M. Rogers and Jack M. Gertino, both officers and directors of the Company, received no compensation for services to the Company prior to 2002 due to the limited amount of time spent on Company matters, which management believes was adequately compensated through the issuance of options. The board of directors approved in May 1999 the issuance of options to Messrs. Rogers and Gertino. Each of them now hold options to purchase 50,000 shares of common stock at an exercise price of $0.625 per share, which expire in May 2009. The exercise price was determined on the basis of the last sale price for the Company’s common stock in the public market prior to approval of the options, which was also the bid price for the common stock on the date the options were granted.

Based on the time commitment by Messrs. Rogers and Gertino in 2002, the Company began to accrue compensation for their services. In 2004 these executive officers devoted 120 hours, or an average of 10 hours per month per person, to the affairs of the Company and it is expected they will make a similar time commitment in 2005. The Company is compensating Messrs. Rogers and Gertino for their services at the rate of $100 per hour. Consequently, Mr. Rogers and Mr. Gertino each accrued $12,000 of compensation from the Company in 2004, or a total of $24,000. This is all the executive compensation paid in 2004. The Company expects that it will continue to accrue compensation for these executive officers in 2005 at the rate of $100 per hour, and it is estimated that they will each devote approximately 10 hours per month to the affairs of the Company. There are no other plans, understandings, or arrangements whereby any of the Company’s officers, directors, or principal stockholders, or any of their affiliates or associates, would receive funds, stock, or other assets in connection with the Company’s participation in a business.

On acquisition of a business, it is possible that current management will resign and be replaced by persons associated with the business acquired, particularly if the Company participates in a business by effecting a stock exchange, merger, or consolidation. In the event that any member of current management remains after effecting a business acquisition, that member’s time commitment and compensation will likely be adjusted based on the nature and location of such business and the services required, which cannot now be foreseen.

The following table sets forth certain information with respect to unexercised options held by the Named Executive Officers as of December 31, 2004. No outstanding options held by the Named Executive Officers were exercised in 2004. All unexercised options expire in May 2009.

Name and Principal Position	Number of Securities Underlying Unexercised Options at FY End (#)	Value of Unexercised In-the-Money Options at FY End ($) (1)

	Exerciseable/Unexerciseable	Exerciseable/Unexerciseable

Wayne M. Rogers	50,000/ -0-	-0-/ -0-
President

Jack M. Gertino	50,000/ -0-	-0-/ -0-
Secretary

(1) This value is determined on the basis of the difference between the high bid price during the calendar quarter ended December 31, 2004, of the securities underlying the options and the exercise price.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 15, 2005, the number and percentage of the 455,073 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

	Common Shares	Options And Rights	Percent of Class

Name and Address

Wayne M. Rogers (1)(2)	51,349	270,030	44.3
11828 La Grange Avenue
Los Angeles, CA 90025

Jack M. Gertino (1)	24,485	270,030	40.6
3374 Homestead Road
Park City, UT 84060

Bill Rogers (1)	-0-	-0-	-0-
916 N. Beverly Drive
Beverly Hills, CA 90210

The Insight Fund, LP (3)	62,240	-0-	13.7
C/o Wayne M Rogers &Co.
11828 La Grange Avenue
Los Angeles, CA 90025

Susan Harris Family Trust	51,867	-0-	11.4
C/o Wayne M Rogers &Co.
11828 La Grange Avenue
Los Angeles, CA 90025

Daniel J. Sullivan, III	41,494	-0-	9.1
16830 Ventura Blvd., #300
Encino, CA 91436

C. Anthony Thomas	41,494	-0-	9.1
and Glenn Susan Thomas
1888 Century Park East, #400
Los Angeles, CA 90067

Paul Junger Witt Family Trust	51,867	-0-	11.4
C/o Wayne M Rogers &Co.
11828 La Grange Avenue
Los Angeles, CA 90025

All Executive officers and	138,074	540,060	68.8
Directors as a Group (3)

(1) Messrs. Rogers, Gertino and Rogers are all of the officers and directors of the Company.

(2) The share figure includes 44,087 shares held by the Wayne M. Rogers Family Trust, in which Mr. Rogers is the trustee, and 3,631 shares held of record by Mr. Rogers’ spouse.

(3) Wayne M. Rogers is the general partner of The Insight Fund LP and, therefore, may be deemed to have voting and investment control over the shares of stock owned by it.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company utilizes office space at 11828 La Grange Avenue, Los Angeles, CA 90025, provided by a private company owned by Wayne M. Rogers, an officer, director and principal shareholder of the Company. The costs associated with the use of the office space are deemed insignificant, as Mr. Rogers uses the office space almost entirely for other business purposes. The Company reimburses Mr. Rogers for rent, clerical, and office expenses, such as telephone charges, copy charges, overnight courier service, and similar costs incurred on Company matters. In 2004 the total payments to Mr. Rogers for such items were approximately $958.

ITEM 13. EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibits.

Exhibit	Title of Document
No.

3.1	Articles of Incorporation, as amended *

3.2	By-Laws *

10.1	Option granted to Wayne M. Rogers **

10.2	Option granted to Jack M. Gertino **

10.3	Stock Exchange Agreement dated March 8, 2005

10.4	Convertible Note dated March 5, 2005 issued to Wayne M. Rogers

10.5	Convertible Note dated March 5, 2005 issued to Jack M. Gertino

31.1	Certification of the Chief Executive Officer and Chief Financial Officer
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* These exhibits are incorporated herein by this reference to the Company’s Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 21, 1997.

** These exhibits are incorporated herein by this reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999, filed with the Securities and Exchange Commission on August 13, 1999.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our principal accounting firm, for fees billed for fiscal years ended December 31, 2004 and 2003 are as follows:

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by HJ Associates & Consultants, LLP, the Company’s principal accountant, for the audit of the Company’s annual financial statement and review of financial statements included in the Company’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $4,200 for fiscal year 2004 and $5,543 for fiscal year 2003.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported above were $0 for fiscal year ended 2003 and $0 for fiscal year ended 2004.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 for fiscal year 2004 and $120 for fiscal year 2003.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year 2004 and $440 for fiscal year ended 2003.

The Company does not currently have an audit committee. As a result our board of directors performs the duties of an audit committee. The Company’s board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED HORSE ENTERTAINMENT CORPORATION

Date: March 25, 2005	By:	/s/ Wayne M. Rogers
Wayne M. Rogers, Duly Authorized Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 25, 2005	/s/ Wayne M. Rogers
Wayne M. Rogers, Director

Dated: March 25, 2005	/s/ Bill Rogers
Bill Rogers, Director

Dated: March 25, 2005	/s/ Jack Gertino
Jack Gertino, Director

RED HORSE ENTERTAINMENT CORPORATION
(A Development Stage Company)

Financial Statements

December 31, 2004

INDEX

Report of Independent Registered Accounting Firm ................................................................................................	17

Balance Sheet ............................................................................................................................................................	18

Statements of Operations ..........................................................................................................................................	19

Statements of Stockholders' Equity ..........................................................................................................................	20

Statements of Cash Flows ........................................................................................................................................	23

Notes to the Financial Statements ............................................................................................................................	25

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors
Red Horse Entertainment Corporation
(A Development Stage Company)
Los Angeles, California

We have audited the accompanying balance sheet of Red Horse Entertainment Corporation (a development stage company) as of December 31, 2004 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2004 and 2003 and from the date of inception on December 4, 1987 through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Red Horse Entertainment Corporation (a development stage company) as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and from the date of inception on December 4, 1987 through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 11, 2005

RED HORSE ENTERTAINMENT CORPORATION
(A Development Stage Company)
Balance Sheet

ASSETS

December 31, 2004
CURRENT ASSETS

Cash	$211,703

Total Current Assets	211,703

TOTAL ASSETS	$211,703

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable	$600
Accrued compensation (Note 7)	72,000

Total Current Liabilities	72,600

STOCKHOLDERS' EQUITY

Common stock; 50,000,000 shares authorized at $0.001 par value;
455,073 shares issued and outstanding	455
Additional paid-in capital	423,353
Deficit accumulated during the development stage	(284,705)

Total Stockholders' Equity	139,103

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$211,703

The accompanying notes are an integral part of these financial statements.

RED HORSE ENTERTAINMENT CORPORATION
(A Development Stage Company)
Statements of Operations

	For the Years Ended December 31,		From Inception on December 4, 1987 to December 31,
	2004	2003	2004
REVENUES	$--	$--	$--

EXPENSES

Officer compensation	24,000	24,000	72,000
Bad debt expense	--	--	35,000
Outside services	2,275	2,459	17,840
Professional fees	8,850	6,275	109,053
Rent	--	--	6,545
Travel	--	--	18,336
Promotion	309	143	452
Administrative expenses	958	915	34,154
Depreciation	--	--	1,546
Amortization	--	--	472
Interest	--	--	418

Total Expenses	36,392	33,792	295,816

OTHER INCOME

Interest income	2,021	802	146,235

Total Other Income	2,021	802	146,235

LOSS BEFORE
DISCONTINUED OPERATIONS	(34,371)	(32,990)	(149,581)

LOSS FROM DISCONTINUED
OPERATIONS (Note 3)	--	--	(911,314)

GAIN ON DISPOSAL OF
DISCONTINUED OPERATIONS
(Note 3)	--	--	776,190

NET LOSS	$(34,371)	$(32,990)	$(284,705)

BASIC LOSS PER SHARE	$(0.08)	$(0.07)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	$455,073	455,073

The accompanying notes are an integral part of these financial statements.

RED HORSE ENTERTAINMENT CORPORATION
(A Development Stage Company)
Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage
Balance, December 4, 1987	--	$--	$--	$--

Shares issued to
incorporators for cash
$0.60 per share - restated	13,333	13	7,987	--

Net loss for period ended
December 31, 1987	--	--	--	(690)

Balance, December 31, 1987	13,333	13	7,987	(690)

Shares issued at public offering
$7.50 per share restated	38,537	39	289,001	--

Cost of public offering	--	--	(84,056)	--

Sale of warrants	--	--	100	--

Net loss for year ended
December 31, 1988	--	--	--	(4,538)

Balance, December 31, 1988	51,870	52	213,032	(5,228)

Net loss for year ended
December 31, 1989	--	--	--	(5,073)

Balance, December 31, 1989	51,870	52	213,032	(10,301)

Net loss for year ended
December 31, 1990	--	--	--	(46,921)

Balance, December 31, 1990	51,870	52	213,032	(57,222)

Net loss for year ended
December 31, 1991	--	--	--	(8,472)

Balance, December 31, 1991	51,870	$52	$213,032	$(65,694)

The accompanying notes are an integral part of these financial statements.

RED HORSE ENTERTAINMENT CORPORATION
(A Development Stage Company)
Statements of Stockholders’ Equity (Continued)

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

RED HORSE ENTERTAINMENT CORPORATION
(A Development Stage Company)
Statements of Stockholders’ Equity (Continued)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage
Balance, December 31, 1997	455,073	$455	$423,353	$(194,050)

Net income for the year ended
December 31, 1998	--	--	--	2,753

Balance, December 31, 1998	455,073	455	423,353	(191,297)

Net income for the year ended
December 31, 1999	--	--	--	83

Balance, December 31, 1999	455,073	455	423,353	(191,214)

Net income for the year ended
December 31, 2000	--	--	--	5,077

Balance, December 31, 2000	455,073	455	423,353	(186,137)

Net loss for the year ended
December 31, 2001	--	--	--	(466)

Balance, December 31, 2001	455,073	455	423,353	(186,603)

Net loss for the year ended
December 31, 2002	--	--	--	(30,741)

Balance, December 31, 2002	455,073	455	423,353	(217,344)

Net loss for the year ended
December 31, 2003	--	--	--	(32,990)

Balance, December 31, 2003	455,073	455	423,353	(250,334)

Net loss for the year ended
December 31, 2004	--	--	--	(34,371)

Balance, December 31, 2004	455,073	$455	$423,353	$(284,705)

The accompanying notes are an integral part of these financial statements.

RED HORSE ENTERTAINMENT CORPORATION
(A Development Stage Company)
Statements of Cash Flows

	For the Years Ended December 31,		From Inception on December 4, 1987 to December 31,
	2004	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(34,371)	$(32,990)	$(284,705)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	--	--	1,546
Amortization	--	--	472
Gain on disposal of discontinued operations	--	--	(776,190)
Changes in operating assets and liabilities:
Increase in accrued expenses	24,600	24,000	358,934

Net Cash Used by Operating Activities	(9,771)	(8,990)	(699,943)

CASH FLOWS FROM INVESTING ACTIVITIES

Organization expenses	--	--	(10,925)
Sale of fixed assets	--	--	4,000
Purchase of equipment and leasehold improvements	--	--	(1,255,237)

Net Cash Used by Investing Activities	--	--	(1,262,162)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from debentures	--	--	1,750,000
Proceeds from stock issuance	--	--	212,984
Sale of warrants	--	--	100
Exercise of warrants	--	--	210,724

Net Cash Provided by Financing Activities	--	--	2,173,808

INCREASE (DECREASE) IN CASH	(9,771)	(8,990)	211,703

CASH AT BEGINNING OF PERIOD	221,474	230,464	--

CASH AT END OF PERIOD	$211,703	$221,474	$211,703

The accompanying notes are an integral part of these financial statements.

RED HORSE ENTERTAINMENT CORPORATION
(A Development Stage Company)
Statements of Cash Flows (Continued)

	For the Years Ended December 31,		From Inception on December 4, 1987 to December 31,
	2004	2003	2004
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest	$--	$--	$418
Cash paid for income taxes	$--	$--	$--

NON-CASH INVESTING ACTIVITIES

Sale of subsidiary (Note 3)	$--	$--	$2,022,287

The accompanying notes are an integral part of these financial statements.

RED HORSE ENTERTAINMENT CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2004 and 2003

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

b. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements as follows:

	December 31,
	2004	2003
Numerator - (loss)	$(34,371)	$(32,990)
Denominator - weighted average number of
shares outstanding	455,073	455,073

Loss per share	$(0.08)	$(0.07)

The Company has exceeded 50,000 options from the loss per share calculation as their effect is anti-dilutive in nature.

RED HORSE ENTERTAINMENT CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2004 and 2003

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

Net deferred tax assets consist of the following components as of December 1, 2004 and 2003:

	2004	2003
Deferred tax assets:
NOL Carryover	$163,800	$159,740
Accrued Expenses	28,100	--

Deferred tax liabilities:	--	--
Valuation allowance	(191,900)	(159,740)

Net deferred tax asset	$--	$--

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2004 and 2003 due to the following:

	2004	2003
Book Income	$(13,405)	$(12,866)
State Tax	(312)	(312)
Accrued Payroll	--	9,360
Other	--	228
Valuation allowance	13,717	3,590

	$--	$--

At December 31, 2004, the Company had net operating loss carryforwards of approximately $419,000 that may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the December 31, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

RED HORSE ENTERTAINMENT CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2004 and 2003

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

Revenue - 1992	$40,029
Revenue - 1993	4,982

Total Revenue	45,011

Operating expenses - 1992	670,363
Operating expenses - 1993	285,962

Total Operating Expenses	956,325

Loss from Discontinued Operations	$(911,314)

Write off of assets - 1992	$(1,246,097)
Gain on assumption of debt - 1993	2,022,287

Gain on Disposal of Discontinued Operations	$776,190

On March 19, 1994, the Company entered into a stock purchase agreement whereby two officers of the Company purchased all of the outstanding shares of the Company’s former subsidiary, 127 Main Street Corporation. The shares were sold for the nominal amount of $500.

RED HORSE ENTERTAINMENT CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2004 and 2003

NOTE 4 - STOCK OPTIONS

On February 1, 1994, the Company issued options to two of its officers, for each one to purchase 25,000 shares of common stock at a price of $0.50 per share. The options expired in February 1999, and were replaced with two new options to purchase 50,000 shares each at an exercise price of $0.625 per share, which expire in May 2009.

NOTE 5 -  CONCENTRATIONS OF RISK

The Company maintains a money market investment account which accounts for $211,652 of the balance of cash. The full account is not insured by the FDIC, nor is it guaranteed by the bank. The investment is subject to investment risk, including potential principle loss.

NOTE 6  -   NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

RED HORSE ENTERTAINMENT CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2004 and 2003

NOTE 6  -   NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-sharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company’s consolidated financial statement presentation.

NOTE 7 – ACCRUED COMPENSATION

Officers performed services valued at $24,000 during 2004. Similar services of equal value were performed during 2003 but have yet to be paid.

NOTE 8 – SUBSEQUENT EVENTS

On March 8, 2005 the Board of Directors approved the Stock Exchange Agreement between the Company and Silverstrand International Holdings Limited (Silverstrand), a limited liability company organized in China. The agreement calls for the Company to exchange 10,102,333 shares of its common stock for all the outstanding shares of Silverstrand. The transaction will be accounted for as a reverse acquisition.