Form 10QSB
period 2005-03-31
RED HORSE ENTERTAINMENT CORP
filed 2005-05-17
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity: As of March 31, 2005, there were 455,073 shares of common stock outstanding.

Transitional Small Business Format: Yes [    ] No [ X ]

FORM 10-QSB
RED HORSE ENTERTAINMENT CORPORATION

INDEX

RED HORSE ENTERTAINMENT CORPORATION
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31, 2005	December 31, 2004
	(Unaudited)
CURRENT ASSETS

Cash, deposits and cash equivalents	$211,040	$211,703

Total Current Assets	211,040	211,703

TOTAL ASSETS	$211,040	$211,703

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$7,264	$600
Accrued interest - related party	320	--
Accrued compensation	6,000	72,000

Total Current Liabilities	13,584	72,600

CONVERTIBLE NOTES PAYABLE - RELATED PARTY	72,000	--

Total Liabilities	85,584	72,600

STOCKHOLDERS' EQUITY

Common stock: 50,000,000 shares authorized at $0.001
par value; 455,073 shares issued and outstanding	455	455
Additional paid-in capital	423,353	423,353
Deficit accumulated during the development stage	(298,352)	(284,705)

Total Stockholders' Equity	125,456	139,103

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$211,040	$211,703

The accompanying notes are an integral part of these financial statements.

RED HORSE ENTERTAINMENT CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		From Inception on December 4, 1987 to March 31,
	2005	2004	2005
REVENUES	$--	$--	$--

EXPENSES

Officer compensation	6,000	6,000	78,000
Bad debt expense	--	--	35,000
Outside services	454	275	18,294
Professional fees	6,483	3,129	115,536
Rent	--	--	6,545
Travel	--	--	18,336
Promotion	320	310	772
Administrative expenses	1,107	800	35,261
Depreciation	--	--	1,546
Amortization	--	--	472

Total Expenses	14,364	10,514	309,762

OPERATING LOSS	(14,364)	(10,514)	(309,762)

OTHER INCOME

Interest- related party	(320)	--	(738)
Interest Income	1,037	211	147,272

Total Other Income	717	211	146,534

LOSS BEFORE
DISCONTINUED OPERATIONS	(13,647)	(10,303)	(163,228)

LOSS FROM DISCONTINUED
OPERATIONS	--	--	(911,314)

GAIN ON DISPOSAL OF
DISCONTINUED OPERATIONS	--	--	776,190

NET LOSS	$(13,647)	$(10,303)	$(298,352)

BASIC LOSS PER SHARE	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	455,073	455,073

The accompanying notes are an integral part of these financial statements

RED HORSE ENTERTAINMENT CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage
Balances, December 4, 1987	--	$--	$--	$--

Shares issued to incorporators
for cash $0.60 per share	13,333	13	7,987	--

Net loss for period ended
December 31, 1987	--	--	--	(690)

Balances, December 31, 1987	13,333	13	7,987	(690)

Shares issued at public offering
$7.50 per share restated	38,537	39	289,001	--

Cost of public offering	--	--	(84,056)	--

Sale of warrants	--	--	100	--

Net loss for year ended
December 31, 1988	--	--	--	(4,538)

Balances, December 31, 1988	51,870	52	213,032	(5,228)

Net loss for year ended
December 31, 1989	--	--	--	(5,073)

Balances, December 31, 1989	51,870	52	213,032	(10,301)

Net loss for year ended
December 31, 1990	--	--	--	(46,921)

Balances, December 31, 1990	51,870	52	213,032	(57,222)

Net loss for year ended
December 31, 1991	--	--	--	(8,472)

Balances, December 31, 1991	$51,870	$52	$213,032	$(65,69	4)

The accompanying notes are an integral part of these financial statements.

RED HORSE ENTERTAINMENT CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage
Balances, December 31, 1991	51,870	$52	$213,032	$(65,694)

Shares issued to acquire
100% of 127 Main
Street, Inc.	51,869	52	(52)	--

Net loss for year ended
December 31, 1992	--	--	--	(1,877,973)

Balances, December 31, 1992	103,739	104	212,980	(1,943,667)

Adjustment for fractional shares
in 30-for-1 reverse split	122	--	--	--

Exercise of warrants	351,212	351	210,373	--

Net income for year ended
December 31, 1993	--	--	--	1,731,675

Balances, December 31, 1993	455,073	455	423,353	(211,992)

Net income for year ended
December 31, 1994	--	--	--	2,917

Balances, December 31, 1994	455,073	455	423,353	(209,075)

Net income for year ended
December 31, 1995	--	--	--	8,222

Balances, December 31, 1995	455,073	455	423,353	(200,853)

Net income for year ended
December 31, 1996	--	--	--	7,486

Balances, December 31, 1996	455,073	455	423,353	(193,367)

Net loss for the year ended
December 31, 1997	--	--	--	(683)

Balance, December 31, 1997	455,073	$455	$423,353	$(194,050)

The accompanying notes are an integral part of these financial statements.

RED HORSE ENTERTAINMENT CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage
Balance, December 31, 1997	455,073	$455	$423,353	$(194,050)

Net income for the year ended
December 31, 1998	--	--	--	2,753

Balance, December 31, 1998	455,073	455	423,353	(191,297)

Net income for the year ended
December 31, 1999	--	--	--	83

Balance, December 31, 1999	455,073	455	423,353	(191,214)

Net income for the year ended
December 31, 2000	--	--	--	5,077

Balance, December 31, 2000	455,073	455	423,353	(186,137)

Net loss for the year ended
December 31, 2001	--	--	--	(466)

Balance, December 31, 2001	455,073	455	423,353	(186,603)

Net loss for the year ended
December 31, 2002	--	--	--	(30,741)

Balance, December 31, 2002	455,073	455	423,353	(217,344)

Net loss for the year ended
December 31, 2003	--	--	--	(32,990)

Balance, December 31, 2003
(unaudited)	455,073	455	423,353	(250,334)

Net loss for the year ended
December 31, 2004	--	--	--	(34,371)

Balance, December 31, 2004	455,073	455	423,353	(284,705)

Net loss for the three months
ended March 31, 2005 (unaudited)	--	--	--	(13,647)

Balance, March 31, 2005
(unaudited)	455,073	$455	$423,353	$(298,352)

The accompanying notes are an integral part of these financial statements.

RED HORSE ENTERTAINMENT CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,		From Inception on December 4, 1987 to March 31,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(13,647)	$(10,303)	$(298,032)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation	--	--	1,546
Amortization	--	--	472
Loss on disposal of discontinued operations	--	--	(776,190)
Changes in operating assets and liabilities:
Increase in accrued expenses and accounts payable	12,984	6,000	371,598

Net Cash Used by Operating Activities	(663)	(4,303)	(700,606)

CASH FLOWS FROM INVESTING ACTIVITIES

Organization expenses	--	--	(10,925)
Sale of fixed assets	--	--	4,000
Purchase of equipment and leasehold improvements	--	--	(1,255,237)

Net Cash Used by Investing Activities	--	--	(1,262,162)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from debentures	--	--	1,750,000
Proceeds from stock issuance	--	--	212,984
Sale warrants	--	--	100
Exercise of warrants	--	--	210,724

Net Cash Provided by Financing Activities	--	--	2,173,808

INCREASE (DECREASE) IN CASH	(663)	(4,303)	211,040

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	211,703	221,474	--

CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$211,040	$217,171	$211,040

The accompanying notes are an integral part of these financial statements.

RED HORSE ENTERTAINMENT CORPORATION
(A Development Stage Company)
Statements of Cash Flows (Continued)
(Unaudited)

	For the Three Months Ended March 31,		From Inception on December 4, 1987 to March 31,
	2005	2004	2005
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest	$--	$--	$418
Cash paid for taxes	$--	$--	$--

NON-CASH INVESTING ACTIVITIES

Sale of subsidiary	$--	$--	$2,022,287

The accompanying notes are an integral part of these financial statements.

RED HORSE ENTERTAINMENT CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2005 and December 31, 2004

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the three months ended March 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 – STOCK EXCHANGE AGREEMENT

On March 22, 2005 the final signatures were obtained on a Stock Exchange Agreement dated March 8, 2005, pursuant to which Red Horse will acquire all of the issued and outstanding capital stock of Silverstrand International Holdings Limited for 10,102,333 shares of Red Horse common voting stock, par value $0.001. The Red Horse common stock issued to the stockholders of Silverstrand International and their designees will represent approximately 95.7 percent of the issued and outstanding common stock of Red Horse immediately following the exchange. The transaction has not yet been closed.

NOTE 3 – NOTES PAYABLE – RELATED PARTY

At December 31, 2004, the Company was indebted to two officers and directors of the Company in the amount of $36,000 each for accrued compensation over the past several years. On March 5, 2005, the Company issued to each of the officers a convertible promissory note in the principal amount of $36,000 that matures March 5, 2007 in complete payment of accrued compensation at December 31, 2004. Each note bears interest at the rate of six percent per annum, and the principal is convertible to common stock of the Company at the rate of one share for each $0.163614 of principal. Consequently, each note is convertible to a total of 220,030 common shares of the Company. Accrued interest on the notes totaled $320 at March 31, 2005.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

Consequently, there is no assurance the proposed acquisition will close. Should the acquisition be completed, there will be a substantial change in the financial condition and results of operations of Red Horse, which can not be predicted at this time. As of the filing of this report the transaction has not closed and is still pending.

The following discussion assumes that the acquisition of Silverstrand does not close, and Red Horse will continue with its search for a business opportunity.

Plan of Operation

The Company had no revenue from continuing operations for the quarters ended March 31, 2005 and 2004. The Company’s plan is to seek a business venture in which to participate. The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity that will ultimately prove to be beneficial to the Company and its shareholders.

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

Although the Company has no operations, it does incur expenses in connection with complying with reporting requirements under the Securities Exchange Act of 1934. General and administrative expenses for the three months ended March 31, 2005 and 2004, consisted of general corporate administration, officer compensation, legal and professional expenses, accounting and auditing costs, and interest expense (related party) of $320. These expenses were $14,684 and $10,514 for 2005 and 2004, respectively.

Interest income resulted from the investment of funds in short-term, liquid cash equivalents. Interest income was $1,037 in the first quarter of 2005 and $211 for the three months ended March 31, 2004.

As a result of the foregoing factors, the Company realized a net loss of $13,647 for the three-month period ended March 31, 2005, as compared to a net loss of $10,303 for the same period in 2004.

At December 31, 2004, the Company was indebted to each of Wayne M. Rogers and Jack Gertino, both officers and directors of the Company, in the amount of $36,000 for accrued compensation over the past several years. On March 5, 2005, the Company issued to each of Messrs. Rogers and Gertino a convertible promissory note in the principal amount of $36,000 that matures March 5, 2007 in complete payment of accrued compensation at December 31, 2004. Each note bears interest at the rate of six percent per annum, and the principal is convertible to common stock of the Company at the rate of one share for each $0.163614 of principal. Consequently, each note is convertible to a total of 220,030 common shares of the Company. The Company recognized an expense for interest – related party in the total amount of $320 at March 31, 2005.

At March 31, 2005, the Company had working capital of $197,456, compared to $139,103 at December 31, 2004. This improvement is a result of issuing long term notes to two of our officers and directors for current compensation payable, thereby converting $72,000 of current liabilities to long term liabilities.

Working capital at March 31, 2005 consisted substantially of short-term investments, and cash and cash equivalents. Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company’s operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company’s need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company’s current operating plan is to handle the administrative and reporting requirements of a public company and search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms, if at all, or that it will be able to profitably manage the business venture it acquires.

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,”“continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Item 3. Controls and Procedures

As of March 31, 2005 an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

Item 6. Exhibits.

Exhibits: Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit	SEC Ref.	Title of Document
No.	No.

31.1	31	The certification required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	32	The certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED HORSE ENTERTAINMENT CORPORATION

Date: May 11, 2005	By:	/s/ Wayne M. Rogers
Wayne M. Rogers Chief Executive and Financial Officer