Form 10QSB
period 2005-06-30
RED HORSE ENTERTAINMENT CORP
filed 2005-08-10
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity: As of August 4, 2005, there were 10,557,406 shares of common stock outstanding.

Transitional Small Business Format: Yes [    ] No [ X ]

FORM 10-QSB

RED HORSE ENTERTAINMENT CORPORATION

RED HORSE ENTERTAINMENT CORPORATION

(A Development Stage Company)

Balance Sheets

ASSETS

	June 30, 2005	December 31, 2004
	(Unaudited)
CURRENT ASSETS
Cash, deposits and cash equivalents	$202,933	$211,703
Total Current Assets	202,933	211,703
TOTAL ASSETS	$202,933	$211,703
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$15,559	$600
Accrued interest – related party	1,397	--
Accrued compensation	12,000	72,000
Total Current Liabilities	28,956	72,600
CONVERTIBLE NOTES PAYABLE – RELATED PARTY	72,000	--
Total Liabilities	100,956	72,600
STOCKHOLDERS’ EQUITY
Common stock: 50,000,000 shares authorized at $0.001
par value; 455,073 shares issued and outstanding	455	455
Additional paid-in capital	423,353	423,353
Deficit accumulated during the development stage	(321,831)	(284,705)
Total Stockholders’ Equity	101,977	139,103
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$202,933	$211,703

The accompanying notes are an integral part of these financial statements.

RED HORSE ENTERTAINMENT CORPORATION

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Inception on December 4, 1987 to June 30,
	2005	2004	2005	2004	2005
REVENUES	$--	$--	$--	$--	$--
EXPENSES
Officer compensation	6,000	6,000	12,000	12,000	84,000
Bad debt expense	--	--	--	--	35,000
Outside services	105	--	559	275	18,399
Professional fees	17,285	3,698	23,769	7,137	132,821
Rent	--	--	--	--	6,545
Travel	--	--	--	--	18,336
Promotion	--	--	320	--	772
Administrative expenses	196	25	1,302	825	35,457
Depreciation	--	--	--	--	1,546
Amortization	--	--	--	--	472
Total expenses	23,586	9,723	37,950	20,237	333,348
OPERATING LOSS	(23,586)	(9,723)	(37,950)	(20,237)	(333,348)
OTHER INCOME
Interest expense	(1,108)	--	(1,428)	--	(1,846)
Interest income	1,215	399	2,252	609	148,487
Total Other Income	107	399	824	609	146,641
LOSS BEFORE
DISCONTINUED
OPERATIONS	(23,479)	(9,324)	(37,126)	(19,628)	(186,707)
LOSS FROM DISCONTINUED
OPERATIONS	--	--	--	--	(911,314)
GAIN ON DISPOSAL OF
DISCONTINUED
OPERATIONS	--	--	--	--	776,190
NET LOSS	$(23,479)	$(9,324)	$(37,126)	$(19,628)	$(321,831)
BASIC LOSS PER SHARE	$(0.05)	$(0.02)	$(0.08)	$(0.04)
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	455,073	455,073	455,073	455,073

The accompanying notes are an integral part of these financial statements

RED HORSE ENTERTAINMENT CORPORATION

(A Development Stage Company)

Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Deficit Accumulated During The Development
	Shares	Amount	Capital	Stage
Balances, December 4, 1987	--	$--	$--	$--
Shares issued to incorporators
for cash $0.60 per share	13,333	13	7,987	--
Net loss for period ended
December 31, 1987	--	--	--	(690)
Balances, December 31, 1987	13,333	13	7,987	(690)
Shares issued at public offering
$7.50 per share restated	38,537	39	289,001	--
Cost of public offering	--	--	(84,056)	--
Sale of warrants	--	--	100	--
Net loss for year ended
December 31, 1988	--	--	--	(4,538)
Balances, December 31, 1988	51,870	52	213,032	(5,228)
Net loss for year ended
December 31, 1989	--	--	--	(5,073)
Balances, December 31, 1989	51,870	52	213,032	(10,301)
Net loss for year ended
December 31, 1990	--	--	--	(46,921)
Balances, December 31, 1990	51,870	52	213,032	(57,222)
Net loss for year ended
December 31, 1991	--	--	--	(8,472)
Balances, December 31, 1991	51,870	$52	$213,032	$(65,694)

The accompanying notes are an integral part of these financial statements.

RED HORSE ENTERTAINMENT CORPORATION

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit) (Continued)

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

RED HORSE ENTERTAINMENT CORPORATION

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit) (Continued)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage
Balance, December 31, 1997	455,073	$455	$423,353	$(194,050)
Net income for the year ended
December 31, 1998	--	--	--	2,753
Balance, December 31, 1998	455,073	455	423,353	(191,297)
Net income for the year ended
December 31, 1999	--	--	--	83
Balance, December 31, 1999	455,073	455	423,353	(191,214)
Net income for the year ended
December 31, 2000	--	--	--	5,077
Balance, December 31, 2000	455,073	455	423,353	(186,137)
Net loss for the year ended
December 31, 2001	--	--	--	(466)
Balance, December 31, 2001	455,073	455	423,353	(186,603
Net loss for the year ended
December 31, 2002	--	--	--	(30,741)
Balance, December 31, 2002	455,073	455	423,353	(217,344)
Net loss for the year ended
December 31, 2003	--	--	--	(32,990)
Balance, December 31, 2003
(unaudited)	455,073	455	423,353	(250,334)
Net loss for the year ended
December 31, 2004	--	--	--	(34,371)
Balance, December 31, 2004	455,073	455	423,353	(284,705)
Net loss for the six months
ended June 30, 2005 (unaudited)	--	--	--	(37,126)
Balance, June 30, 2005
(unaudited)	455,073	$455	$423,353	$(321,831)

The accompanying notes are an integral part of these financial statements.

RED HORSE ENTERTAINMENT CORPORATION

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,		From Inception on December 4, 1987 to June 30,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,126)	$(19,628)	$(321,831)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation	--	--	1,546
Amortization	--	--	472
Loss on disposal of discontinued operations	--	--	(776,190)
Changes in operating assets and liabilities:
Increase in accrued expenses & accounts payable	28,356	12,000	387,290
Net Cash Used by Operating
Activities	(8,770)	(7,628)	(708,713)
CASH FLOWS FROM INVESTING ACTIVITIES
Organization expenses	--	--	(10,925)
Sale of fixed assets	--	--	4,000
Purchase of equipment and leasehold
improvements	--	--	(1,255,237)
Net Cash Used by Investing Activities	--	--	(1,262,162)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debentures	--	--	1,750,000
Proceeds from stock issuance	--	--	212,984
Sale warrants	--	--	100
Exercise of warrants	--	--	210,724
Net Cash Provided by Financing Activities	--	--	2,173,808
INCREASE (DECREASE) IN CASH	(8,770)	(7,628)	202,933
CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	211,703	221,474	--
CASH AND CASH EQUIVALENTS AT END OF
PERIOD	$202,933	$213,846	$202,933

The accompanying notes are an integral part of these financial statements.

RED HORSE ENTERTAINMENT CORPORATION

(A Development Stage Company)

Statements of Cash Flows (Continued)

(Unaudited)

	For the Six Months Ended June 30,		From Inception on December 4, 1987 to June 30,
	2005	2004	2005
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$--	$--	$418
Cash paid for taxes	$--	$--	$ _
NON-CASH INVESTING ACTIVITIES
Sale of subsidiary	$--	$--	$2,022,287

The accompanying notes are an integral part of these financial statements.

RED HORSE ENTERTAINMENT CORPORATION

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2005 and December 31, 2004

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 – STOCK EXCHANGE AGREEMENT

On March 22, 2005 the final signatures were obtained on a Stock Exchange Agreement dated March 8, 2005, pursuant to which Red Horse will acquire all of the issued and outstanding capital stock of Silverstrand International Holdings Limited for 10,102,333 shares of Red Horse common voting stock, par value $0.001. The Red Horse common stock issued to the stockholders of Silverstrand International and their designees will represent approximately 95.7 percent of the issued and outstanding common stock of Red Horse immediately following the exchange. The transaction was closed subsequent to June 30, 2005 (see note 5).

NOTE 3 – NOTES PAYABLE – RELATED PARTY

At December 31, 2004, the Company was indebted to two officers and directors of the Company in the amount of $36,000 each for accrued compensation over the past several years. On March 5, 2005, the Company issued to each of the officers a convertible promissory note in the principal amount of $36,000 that matures March 5, 2007 in complete payment of accrued compensation at December 31, 2004. Each note bears interest at the rate of six percent per annum, and the principal is convertible to common stock of the Company at the rate of one share for each $0.163614 of principal. Consequently, each note is convertible to a total of 220,030 common shares of the Company. Accrued interest on the notes totaled $1,397 at June 30, 2005.

NOTE 4 – STOCK OPTIONS

On February 1, 1994, the Company issued options to two of its officers, for each one to purchase 25,000 shares of common stock at a price of $0.50 per share. The options expired in February 1999, and were replaced with two new options to purchase 50,000 shares each at an exercise price of $0.625 per share, which expire in May 2009.

NOTE 5 – SUBSEQUENT EVENTS

The Board of directors adopted a resolution declaring a cash distribution to the holders of common stock as of July 1, 2005, in the amount of $0.36 per share, or a total of $163,826. The distribution was effected on July 15, 2005. Assuming the distribution was effective at June 30, 2005, the Company would have cash remaining at that date of $39,108.

On July 13, 2005 the Company received the final documents necessary to close the acquisition of Silverstrand International Holdings Limited (see Note 2). The effective date of the acquisition was July 5, 2005. The Company issued 10,102,333 shares of its common voting stock to the former stockholders of Silverstrand International in exchange for all of the capital stock of Silverstrand International. Following the acquisition there are 10,557,406 shares of Red Horse common stock outstanding, and options and convertible notes outstanding to acquire an additional 540,060 shares.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Recent Development

For the past seven years Red Horse has had no active business operations, and has been seeking to acquire an interest in a business with long-term growth potential. In July 2005 Red Horse completed the acquisition of Silverstrand International Holdings Limited. Red Horse issued 10,102,333 shares of its common voting stock to the former stockholders of Silverstrand International in exchange for all of the capital stock of Silverstrand International. Following the acquisition there are 10,557,406 shares of Red Horse common stock outstanding, and options and convertible notes outstanding to acquire an additional 540,060 shares.

Silverstrand International is a limited liability company organized in the Hong Kong Special Administrative Region in The People’s Republic of China as a holding company for Shenyang Maryland International Industry Company Limited, its wholly owned operating subsidiary that is engaged in the business of private property development primarily in the city of Shenyang. Shenyang, a city in Liaoning Province of the People’s Republic of China with a population of approximately 7.2 million, is located in the central area of northeastern Asia, and is the central city of northeastern China. Shenyang is one of the major cities and key industrial bases in China. More information on the acquisition is presented in the Form 8-K report of Red Horse filed with the Securities and Exchange Commission on July 17, 2005.

As of the end of the quarter on June 30, 2005, the acquisition of Silverstrand International was not closed. Consequently, the financial statements presented in this report continue to be the financial statements of Red Horse prior to the acquisition.

Through June 2005 Red Horse had no operations, but did incur expenses in connection with complying with reporting requirements under the Securities Exchange Act of 1934 and pursuing the acquisition of Silverstrand International. General and administrative expenses for the six months ended June 30, 2005 and 2004, consisted of general corporate administration, officer compensation, legal and professional expenses, accounting and auditing costs, and interest expense (related party of $1,397). These expenses were $37,950 and $20,237 for 2005 and 2004, respectively. The increase in the first six months of 2005 as compared to the same period in 2004 is attributable to professional fees and other costs related to the Silverstrand International acquisition closed in July 2005.

Interest income resulted from the investment of funds in short-term, liquid cash equivalents. Interest income was $2,252 in the first six month of 2005 and $609 for the six months ended June 30, 2004.

As a result of the foregoing factors, Red Horse realized a net loss of $37,126 for the six-month period ended June 30, 2005, as compared to a net loss of $19,628 for the same period in 2004.

At December 31, 2004, Red Horse was indebted to each of Wayne M. Rogers and Jack Gertino, both officers and directors of Red Horse, in the amount of $36,000 for accrued compensation over the past several years. On March 5, 2005, Red Horse issued to each of Messrs. Rogers and Gertino a convertible promissory note in the principal amount of $36,000 that matures March 5, 2007 in complete payment of accrued compensation at December 31, 2004. Each note bears interest at the rate of six percent per annum, and the principal is convertible to common stock of Red Horse at the rate of one share for each $0.163614 of principal. Consequently, each note is convertible to a total of 220,030 common shares of Red Horse. We recognized an expense for interest – related party in the total amount of $1,397 at June 30, 2005.

At June 30, 2005, Red Horse had working capital of $173,977, compared to $139,103 at December 31, 2004. This improvement is a result of issuing long term notes to two of our officers and directors for current compensation payable, thereby converting $72,000 of current liabilities to long term liabilities.

Working capital at June 30, 2005 consisted substantially of short-term investments, and cash and cash equivalents. The Board of directors adopted a resolution declaring a cash distribution to the holders of common stock as of July 1, 2005, in the amount of $0.36 per share, or a total of $163,826. The distribution was effected on July 15, 2005. Assuming the distribution was effective at June 30, 2005, Red Horse would have cash remaining at that date of $39,108.

Plan of Operation

With the acquisition of Silverstrand International in July 2005, Red Horse has ceased to be a shell corporation and is now engaged, through Silverstrand International, in the real estate development business in The People’s Republic of China.

Silverstrand International was one of the first private property developers and retailers in China. According to the statistical information on construction area sold published by Shenyang Statistical Authority, Silverstrand International was the ninth largest private property developer in Shenyang City in 2004. Development activity typically consists of locating and acquiring ownership and property rights to real property, arranging for project financing, managing project planning and construction, and implementing sales and leasing of the finished realty. Silverstrand International develops both commercial and residential space.

We obtain land use rights through purchase from factories that have relocated, redevelopment of older areas, and government public tenders or auctions. Our projects with land use rights obtained and construction completed or substantially completed include:

Name of project	Address	Site area	Building Area
Harbin Roma Garden	No.27 GuanMang Street, NanGang District, HaReBin	10,197 m2	6,367 m2

Qiyun New Village	No. 126 BingHe Road Shen He District East ShenYang	24,818 m2	70,000 m2

Shenyang Maryland Tower	No. 35 Heping South Street, Heping District, ShenYang	1,140 m2	14,600 m2

Shenyang Peacock Garden	No. 8 JiuWei Road, Heping District, ShenYang	15,227 m2	50,000 m2

Shenyang President Building	No. 69 Heping North Street, Heping District, ShenYang.	15,178 m2	77,000 m2

Shenyang Chenglong Garden	No. 95 HuangHe South Street, HuangGu District, ShenYang.	70,000 m2	210,000 m2

Hymall Super-market	No.73 Nanbazhong Road, Tiexi District,Shenyang	8,350 m2	27,500 m2

Lecture hall in Shenyang Normal University in Shenyang	No.253 Huanghe North Street,Huanggu District, Shenyang	150,000 m2	120,000 m2

Silverstrand International is in the process of applying for the land use rights for the Korean City project (“Xita Project”) in the He Ping District of Shenyang with a gross site area of approximately 101,000 square meters. It is expected these rights will be acquired in 2005 and construction is estimated to require at least three years. Situated in Xi Ta district in the city of Shenyang, mostly populated by Koreans and therefore known by its ancestor features. Occupying about 10% of the district in terms of site area of 101,000 square meters, the total construction area will be 477,000 square meters with ground and building floors occupying an area of 88,000 square meters and 389,000 square meters, respectively. The estimated cost of the Xita Project is $207.2 million.

Over the next year our primary business activity will be property development in and around Shenyang City. During this period we will pursue the acquisition and development of general construction contractor capability and mixed concrete production with a view to creating over the next several years a vertically integrated real property development and construction business.

Management believes we have sufficient financial resources to conduct its present and proposed operations through the next year. However, continued development of the Xita Project over the next several years and the expansion of our business activities into general construction contracting and mixed concrete production will require substantial additional capital that we intend to obtain through debt and equity financings and from the sale of one or more of our current properties. We are just beginning the process of seeking capital, and have not identified any sources of financing or participated in any meaningful discussions regarding sale of any of our properties. Our ability to pursue these growth and development objectives will depend on whether and to what extent we are successful in locating the capital we require on acceptable terms.

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect Red Horse’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Item 3. Controls and Procedures

As of June 30, 2005 an evaluation was performed under the supervision and with the participation of Red Horse's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Red Horse's disclosure controls and procedures. Based on that evaluation, Red Horse's management, including the Chief Executive Officer and Chief Financial Officer, concluded that Red Horse's disclosure controls and procedures were effective. There have been no significant changes in Red Horse's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

Item 6. Exhibits.

Exhibits: Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	SEC Ref. No.	Title of Document
31.1	31	The certification of chief executive officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.1	31	The certification of chief financial officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	32	The certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED HORSE ENTERTAINMENT

    CORPORATION

Date: August 8, 2005	By:	/s/ Jiang Fang
Jiang Fang Chief Executive and Financial Officer

Date: August 8, 2005	By:	/s/ Wang Li Rong
Wang Li Rong Chief Financial Officer