Form 10QSB
period 2005-09-30
RED HORSE ENTERTAINMENT CORP
filed 2005-11-15
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 0-23015

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0450232
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

C Site 25-26F Presidential Building, No. 69 Heping North Street Heping District, Shenyang 110003, Peoples Republic of China
(Address of Principal Executive Offices)

0086-24-22813888 (Issuer’s telephone number)

11828 La Grange Avenue, Los Angeles, CA 90025 (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity: As of November 10, 2005, there were 10,997,466 shares of common stock outstanding.

Transitional Small Business Format: Yes [    ] No [ X ]

FORM 10-QSB

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

INDEX

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005(UNAUDITED)

ASSETS

Current assets:
Cash and equivalents	$1,590,624
Restricted cash	480,780
Accounts receivable and other receivables, net	3,688,415
Properties held for resale	27,808,469
Raw materials	18,153
Amounts due from related parties, net	1,786,765
Other tax refundables	349,638

Total current assets	35,722,844
Property and equipment-net of accumulated depreciation of $3,661,458	34,668,591

Total assets	$70,391,435

See accompanying notes to financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and
accrued expenses	$4,580,391
Advances from buyers	11,321,792
Tax payable	53,213
Short-term loans	43,877,928
Current portion of long-term debt	1,393,546

Total current liabilities	61,226,870
Long term debt, net of current portion shown above	4,523,018

Total liabilities	65,749,888

Stockholders' equity:
Share capital	1,809
Capital reserves	1,369,466
Retained earnings	3,277,842
Accumulated other
comprehensive income	(7,570)

Total stockholders' equity	4,641,547

Total liabilities and
stockholders' equity	$70,391,435

See accompanying notes to financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues
Sales	$4,910,244	$8,030,159	$12,669,073	$19,211,651
Rental income	943,693	658,449	3,091,260	2,505,349

Total revenues	5,853,937	8,688,608	15,760,333	21,717,000

Cost of Properties Sold	3,783,097	6,456,337	10,085,646	15,380,709

Gross profit	2,070,840	2,232,271	5,674,687	6,336,291

Selling, General and Administrative
Expenses:
Selling expenses	50,237	146,025	180,289	375,593
Administrative expenses	196,069	217,642	590,069	525,744
Other operating expenses	4,109	7,631	5,352	10,445
Depreciation	433,568	55,413	1,208,285	1,285,535

Total expenses	683,983	426,711	1,983,995	2,197,317

Income from operations	1,386,857	1,805,560	3,690,692	4,138,974

Other income (expense)
Interest and finance costs	(935,696)	(519,450)	(2,632,068)	(2,976,193)

Total other income (expense)	(935,696)	(519,450)	(2,632,068)	(2,976,193)

Income before income taxes	451,161	1,286,110	1,058,624	1,162,781
Provision for income taxes	103,336	27,028	265,455	170,550

Net income (loss)	347,825	1,259,082	793,169	992,231
Other comprehensive income:
Foreign currency translation
adjustment	(7,570)	--	(7,570)	--

Total comprehensive income	$340,255	$1,259,082	$785,599	$992,231

Basic and diluted net income (loss) per
common share	$0.03	$0.12	$0.07	$0.09

Weighted average basic and diluted
shares outstanding	10,777,436	10,557,406	10,631,555	10,557,406

See accompanying notes to financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$793,169	$992,231
Adjustments to reconcile net income to operating
activities -
Depreciation	1,208,285	1,285,535
Foreign currency translation adjustment	(7,570)	--
Reduction in provision for doubtful accounts	(405,049)	--
Changes in assets and liabilites:
(Increase) decrease in -
Accounts receivable and other receivable	1,061,829	517,388
Amounts due from related parties, net	(4,445,750)	(13,626,872)
Advances to suppliers	79,078	72,584
Raw materials	(18,153)	--
Accounts payable and other payables	(1,146,226)	1,586,918
Advances from buyers	(1,957,465)	399,941
Properties held for resale	8,528,387	23,883,986
Other taxes refundable	(349,638)	(209,969)
Restricted cash	315,558	--
Income and other taxes payable	(73,554)	(305,914)

Net cash provided by operating activities	3,582,901	14,595,828

Cash flows from investing activities:
Purchase/(transfer) of fixed assets	(1,401,352)	(9,539,046)
Transfer from construction-in-progress	--	--

Net cash (used in) investing activities	(1,401,352)	(9,539,046)

Cash flows from financing activities:
Borrowings	451,600	--
Loan repayments	(1,909,843)	(4,209,518)
Dividends paid	(163,826)	--

Net cash provided by (used in) financing activities	(1,622,069)	(4,209,518)

Net increase (decrease) in cash and cash equivalents	559,480	847,264
Cash and cash equivalents, beginning of period	1,031,144	1,467,724

Cash and cash equivalents, end of period	$1,590,624	$2,314,988

Supplemental disclosures of Cash Flow information:
Interest paid, net of capitalized amounts	$1,273,128	$2,677,948

Income taxes paid	$293,391	$170,550

Transfer of stock of properties to fixed assets	$(1,414,658)	$(6,335,842)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 2005, the Company transferred 22 units of the President Building to fixed assets at a cost of $1,414,658 from properties held for resale.

During the nine months ended September 30, 2004, the Company transferred 120 units of the President Building to fixed assets at a cost of $6,335,842 from properties held for resale

During the nine months ended September 30, 2005, $72,000 of long-term debt was converted into 440,060 shares of common stock

See accompanying notes to financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

1.     Description of business

Nature of organization

On July 18, 2005, Great China International Holdings, Inc., formerly Red Horse Entertainment Corporation, completed the acquisition of Silverstrand International Holdings Limited (“Silvertstrand”) The effective date of the acquisition was July 5, 2005. Red Horse issued 10,102,333 shares of its common voting stock to the former stockholders of Silverstrand in exchange for all of the capital stock of Silverstrand. For financial reporting purposes the acquisition was treated as a recapitalization o f Silverstrand.

Silverstrand was incorporated on September 30, 2004 in Hong Kong Special Administrative Region, in the People’s Republic of China with an authorized capital of $12,820,513 divided in 100 million ordinary shares of par value $0.12 per share. Silverstrand is the holding company of Shenyang Maryland International Industry Company Limited (formerly: Shenyang Malilan Audio Equipment Company, Limited).

Liaoning Trust Certified Public Accountants Company Limited reported that as of April 6, 2005 Shenyang Foreign Trade, Economic Bureau and Trade and Commerce Administrative Bureau (Registration No. [2004] 553) approved the reclassification of Shenyang Maryland as a wholly owned foreign enterprise and issued business registration certificate (No. 111103721 (1-1)) to Shenyang Maryland with a registered capital of $5,000,000.

On completion of the registered capital transfers, Shenyang Maryland would be reclassified from a non-foreign investment enterprise to a wholly owned foreign enterprise. In accordance with the terms and conditions of the above agreement, the Vendors shall receive their relative share of the consideration from Silverstrand of $5,000,000 in three installments:

  Jiang Fang as to $4,350,000;
  Jiang Peng as to $500,000 ; and,
  Pay $50,000 to each of Dang Jing Shi, Li Guang Hua and Wang Li Rong,
On November 23, 2004 the Ministry of Commerce and Business Registration issued a business registration certificate approving Shenyang Maryland reclassification to a wholly owned foreign enterprise.

Description of business

The Company’s principal activities are investment holdings, property development, sales and property management and its principal country of operations is in The People’s Republic of China (“PRC”).

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

2.    Going concern

The Company was in default on $43,877,928 of bank loans as of September 30, 2005. These loans are treated as a current liability (Note 14) and as a result the Company had a working capital deficit of $(25,504,027) as of September 30, 2005. The Company’s ability to continue as a going concern is dependent on the ability to renegotiate an extension of the bank debt maturities.

The financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in the normal course of business at amounts different from those reflected in these financial statements.

3.    Summary of significant accounting policies

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and the following is a summary of significant accounting policies:

Cash and equivalents – The Company considers all highly liquid debt instruments purchased with maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheet for cash and cash equivalents approximate their fair value. The Company has restricted cash in accordance with the loan covenants equal to 10% of debt and accrued interest that has been guaranteed by the Company. As of September 30, 2005 mortgage loans guaranteed by the Company were $4,807,800.

Accounts receivable — Provision is made against accounts receivable to the extent which they are considered to be doubtful. Accounts receivable in the balance sheet is stated net of such provision. As of September 30, 2005, the provision for doubtful debts amounted to $293,601.

Intangible assets – Intangible assets represent land use rights in the People’s Republic of China and are stated at costs or valuation less accumulated amortization. Amortization is calculated on a straight-line basis to write off the cost over the lease term of the land use rights.

Related companies – A related company is a company in which the director has beneficial interests in and in which the Company has significant influence.

Receipts in advance – Revenues from the sale of goods or services is recognized on time apportionment basis when goods are delivered or services are rendered. Receipts in advance for goods to be delivered or services to be rendered in the subsequent year are carried forward as deferred revenue.

Properties held for sale – Properties held for sale are comprised of properties held for sale and repossessed properties held for resale and are stated at the lower of cost or net realizable value. Cost includes acquisition costs of land use rights, development expenditure, interests and any overhead costs incurred in bringing the developed properties to their present location and condition.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

Net realizable value is determined by reference to management estimates based on prevailing market conditions. Management evaluates the market value of its properties on an annual basis by comparing selling prices of its properties with those of other equivalent properties in the vicinity offered by other developers. Management reduces the estimated market value by anticipated selling expenses and associated taxes to derive the net realizable value.

Legal capital reserve – Capital reserve represents that amount of reserve appropriated from the net distributable profit after income tax in each period when a net profit after operations is generated. In accordance with the provisions of the Company’s Memorandum and Articles of Association, the Company is required to appropriate 10% of the net distributable profit after enterprises income tax to capital reserve.

One-half of the capital reserve may be used for staff welfare payments and the balance one-half may be transferred back to the statement of operations to mitigate the losses from operations. The Company shall not be required to appropriate any amount to capital reserve when the balance standing in capital reserve is equal to or exceeds 50% of the registered capital.

Property and equipment – Property and equipment is being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis for both financial and income tax reporting purposes over useful lives as follows:

Building and land use rights	8-26 years
Equipment	5 years
Motor vehicles	5 years
Office furniture and fixtures	5 years

Repairs and maintenance costs are normally charged to the statement of operations in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized during the nine months ended September 30, 2005 or 2004.

Construction-in-progress – Properties currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to properties held for sale.

Construction-In-Progress is valued at the lower of cost or market. Management evaluates the market value of its properties on a quarterly basis by comparing selling prices of its properties with those of other equivalent properties in the vicinity offered by other developers reduced by anticipated selling costs and associated taxes. In the case of construction in progress, management takes into consideration the estimated cost to complete the project when making the lower of cost or market calculation. At September 30, 2005 there was no construction in progress.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

Contingent Liabilities and Contingent Assets – A contingent liability is a possible obligation that arises from past events and whose existence will only be confirmed by the occurrence or non-occurrence of one or more uncertain future events not wholly within the control of the Company. It can also be a present obligation arising from past events that is not recognized because it is not probable that outflow of economic resources will be required or the amount of obligation cannot be measured reliably.

A contingent liability is not recognized but is disclosed in the notes to the financial statements. When a change in the probability of an outflow occurs so that outflow is probable, they will then be recognized as a provision.

Substantial sales taking place for residential properties required a guarantee by the Company of the debt incurred by the buyer in the sale. Such sales cannot be recognized under United States generally accepted accounting principles and accordingly the Company was required to restate prior year earnings by reducing retained earnings by approximately $1,642,000 and increasing properties held for sale by approximately $7,748,000 and advances from buyers by approximately $9,390,000.

A contingent asset is a possible asset that arises from past events and whose existence will be confirmed only by the occurrence or non-occurrence of one or more uncertain events not wholly within the control of the Company.

Contingent assets are not recognized but are disclosed in the notes to the financial statements when an inflow of economic benefits is probable. When inflow is virtually certain, an asset is recognized.

Income Recognition – Revenue from the sale of properties is recognized when the following four criteria are met: (1) a sale is consummated (2) the buyers initial and continuing investments are adequate to demonstrate a commitment to pay for the property, (3) the seller’s receivable is not subject to future subordination and (4) the seller has transferred to the buyer the usual risks and rewards of ownership in a transaction that is in substance a sale and does not have a substantial continuing involvement with the property.

Rental income comprises rental income from Qiyun New Garden and President Building. Rental income is recognized on an accrual basis.

Interest income is recognized when earned, taking into account the average principal amounts outstanding and the interest rates applicable.

Cost of properties sold – The cost of goods sold includes the carrying amount of the properties being sold and the business taxes paid by the Company in connection with the sales. Business taxes included in cost of sales were $762,415 and $1,738,232 for the nine months ended September 30, 2005 and 2004.

Foreign currencies — The Company’s principal country of operations is in The People’s Republic of China. The financial position and results of operations of the Company are determined using the local currency (“Renminbi” or “Yuan”) as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange ruling at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US Dollars”) are dealt with as an exchange fluctuation reserve in shareholders’ equity.

Historically the local currency’s exchange rate had been tied to the US Dollar at a rate of approximately 8.28 Yuan per US Dollar. Effective July 21, 2005, the Yuan was revalued to an effective exchange rate of approximately 8.11 Yuan per US Dollar. Subsequent to the revaluation the Yuan has been allowed to float within a specified range. As of September 30, 2005 the exchange rate was 8.11 per US Dollar.

Taxation – Taxation on overseas profits has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the countries in which the Company operates. Provision for The People’s Republic of China enterprise income tax is calculated at the prevailing rate based on the estimated assessable profits less available tax relief for losses brought forward.

Enterprise income tax

Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the State Council and which came into effect on January 1, 1994, income tax is payable by enterprises at a rate of 33% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council.

Enterprise income tax (“EIT”) is provided on the basis of the statutory profit for financial reporting purposes, adjusted for income and expense items, which are not assessable or deductible for income tax purposes.

Value added tax

The Provisional Regulations of The People’s Republic of China Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, value added tax is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

Value added tax payable in The People’s Republic of China is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year.

Deferred taxes – Deferred taxes are accounted for at the current tax rate in respect of timing differences between profit as computed for taxation purposes and profit as stated in the accounts to the extent that a liability or asset is expected to be payable or receivable in the foreseeable future.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

Fair value of financial instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as at September 30, 2005, because of the relatively short-term maturity of these instruments.

Use of estimates – The preparation of financial statements in accordance with generally accepted accounting principles require management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent accounting pronouncements – In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity. This standard establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. As of December 31, 2004, the Company had no financial instruments with these characteristics.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging actives under FASB No. 133, Accounting for Derivative Instruments and Hedging Activities. As of December 31, 2004, the Company had no derivative or hedging activities.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires that certain abnormal costs associated with the manufacturing, freight, and handling costs associated with inventory be charged to current operations in the period in which they are incurred. The adoption of SFAS 151 had no impact on the Company’s financial position, results of operations, or cash flows.

In December 2004, the FASB issued a revision of SFAS No. 123, Share-Based Payment. The statement establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees.

The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award of liability instrument based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

The grant-date for fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments. The statement is effective for the quarter beginning January 1, 2006.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets-amendment of APB Opinion No. 29. SFAS No. 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of nonmonetary assets occurring after June 15, 2005.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets-amendment of APB Opinion No. 29. Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchanged transactions that do not have a commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of non-monetary assets occurring after September 15, 2005.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. Statement 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Management believes adoption of these new statements will not have any significant effect on the Company’s financial condition or results of operations.

Reclassifications – Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

4.    Concentrations of business and credit risk

Substantially all of the Company’s bank accounts are in banks located in the PRC and are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S banks.

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and clients and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information.

5.    Cash and equivalents

September 30,2005
Restricted cash:
Pledged bank deposits	$480,780

Non-restricted cash:
Cash on hand	$48,895
Bank deposits	1,541,729

$1,590,624

Pledged bank deposits, which are restricted, bear interest at 0.06% per month and in accordance with the terms and conditions of the banking facilities agreed with banks to provide mortgage loan facilities to buyers of properties developed by the Company, the Company agreed to place guarantee fund deposits of not less than 5% to 10% of the total outstanding mortgage loans extended to properties buyers and to guarantee the repayments of the mortgage loans. The guarantee fund shall be restricted until such time as the Company is released from these loan guarantees.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

6.    Accounts receivable, other receivables and prepayments

Accounts receivable consists of the following:

September 30, 2005
Trade accounts receivable	3,035,039
Cash advances to staff	134,921
Other debtors	249,481
Other loan - unsecured	562,575
Less: Provision for doubtful accounts
(293,601)

Total accounts receivable	$3,688,415

7.    Properties held for resale

        A break down of properties held for resale by project is as follows:

September 30, 2005
Qiyun New Village	$2,965,203
Peacock Garden	494,919
Chenglong Garden	19,032,993
President Building	4,955,789
Maryland Building	225,943
Others	133,622

Total	$27,808,469

As of September 30, 2005, carrying values of properties held for resale of $14,402,027 have been pledged to secure short-term borrowings and mortgage loans. See Notes 14 and 15.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

8.    Properties and equipment

        Properties and equipment, stated at cost less accumulated depreciation and amortization, consist of:

September 30, 2005
Land use rights and buildings	$31,334,665
Furniture and fixtures	773,228
Motor vehicles	163,082
Office equipment	179,403
Leasehold improvements	5,879,671

38,330,049
Less: Accumulated depreciation and amortization	( 3,661,458

$34,668,591

As of September 30, 2005 fixed assets of $16,300,507 have been pledged to secure short-term and mortgage secured borrowings. See Notes 14 and 15.

9.    Accounts payable and accrued expenses

        Accounts payable and accrued expenses consist of the following:

September 30, 2005
Accounts payable	$1,485,482
Other payables	1,203,652
Accrued expenses	52,948
Interest payable	1,838,309

$4,580,391

10.    Advances from buyers

Advances from buyers represent purchase deposits from residential property buyers and loan guarantees treated as deferral of sales revenues until the Company has been released from this obligation at September 30, 2005.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

11.    Amounts due from/(to) directors and related parties

        The amounts due from/(to) directors and related parties at September 30, 2005 are as follows:

Amounts due from/(to) directors

Frank Jiang Fang	$(6,102,807)
Jiang Peng	(425,336)
Dang Jing Shi	(42,775)
Li Guang Hua	(44,699)
Wang Li Rong	(44,748)

(6,660,365)

Amounts due from/(to) related companies
Liaoning Maryland Concrete Co., Ltd.	826,072
Shenyang Sheng Ji Construction Co., Ltd.	1,143
YunFeng Real Estate Development Co., Ltd.	8,635,730
Shenyang Peng Yuan Concrete Mfy	(1,015,815)

8,447,130

Amounts due from related parties, net	$1,786,765

Amounts due to directors are unsecured, interest free and arose principally in connection with the Equity Transfer Agreement dated October 18, 2004 described in Note 1.

        Amounts due from/(to) related companies are unsecured, interest free and have no fixed repayment terms.

September 30, 2005
Bank loans
Secured	$ 43,877,928

At September 30, 2005, all bank loans were treated as short-term because all bank loans have matured and negotiations are not settled as to an extension of the due dates of the bank loans.

During the year ended December 31, 2004, and on into the period ended September 30, 2005, there were numerous instances of events of defaults arising from the non-payments of interest and principals on a timely basis in accordance with the terms of the loan agreements with two of the banks. While these events of defaults have eventually been remedied to an extent, no apparent demands have been made by the banks to foreclose on the secured borrowings. The directors of the company are still in discussion with the banks to approve the roll-over of the terms and tenure of the secured and unsecured loans. Management remains confident that the bank negotiations will end in an extension to bank debt maturities.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

13.    Long-term debts — secured

September 30, 2005
Long term debts:
Mortgage loans	$5,916,564
Less: Current portion of long-term debts	(1,393,546)

Long-term debts	$4,523,018

        Maturities of the long-term debts including mortgage loans for each of the next five years and thereafter are as follows:

Amount
2005	$36,364
2006	2,090,136
2007	--
2008	--
2009	38,218
Thereafter	3,751,846

$5,916,564

14.    Capital Stock

At September 30, 2005, the authorized capital of the Company consists of 50,000 shares of authorized common shares with a par value of $.001. Following the acquisition of Silverstrand (See Note 1), there were 10,557,406 shares of Red Horse common stock outstanding, and options and convertible notes outstanding to acquire an additional 540,060 shares. In August 2005, convertible notes totaling $72,000 were converted in 440,060 shares of common stock, increasing total outstanding shares to 10,997,466 at September 30, 2005.

15.    Commitments

As of September 30, 2005, the Company had no commitments for capital expenditures for contractual commitments of the construction projects.

As of September 30, 2005, the Company has entered into a legal consulting agreement for Liaoning Zhong Shi Da Solicitors Company to provide legal advisory services totaling $246,656 for the remainder of 2005.

Item 2. Management’s Discussion and Analysis or Plan of Operation

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

(1) Caution Regarding Forward-Looking Information

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company’s ability to raise additional capital to fund cash requirements for future operations; (ii) volatility of the stock market; and (iii) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

(2) Plan of Operations

The Company’s principal activities are investment holdings, property development, sales and property management and its principal country of operations is in The People’s Republic of China (“PRC”).

The operations are conducted primarily though its wholly owned subsidiary, Shenyang Maryland International Industry Company Limited. As of September 30, 2005, the Company had five real estate projects in which it either was selling units and/or leasing units.

Qiyun New Village is situated along the Nanyun Riverside and consists of 352 residential units.

Peacock Garden is situated in Shenyang City, He Ping Bei Da Street, is in the commercial district of Shenyang. Construction was completed in November 2000 and Peacock Garden comprises of 225 low-density residential apartments.

President Building comprises three blocks of commercial towers situated in Shenyang City, He Ping Bei Da Street, which is the financial district of Shenyang. While the original intention was to sell a majority of the office buildings, management intends to retain this as their flag ship a number of units were leased. The Company’s head office is situated on the 25th and 26th Floors of President Building.

Chenglong Garden, situated in Shenyang Huang Gu District, comprises 12 blocks of modern apartments consisting of 779 residential apartments, a number of retail shops and ancillary facilities including basement car parking facilities and parks.

The Maryland Building consists of 43 units and is 13,070 sq meters in size. All of these units are held for rental purposes.

The Company plans to raise additional capital though private placements of stock and to commence development of additional real estate projects.

(3) Results of Operations

Comparison of operations for the three months ended September 30, 2005 with the three months ended September 30, 2004:

The Company had a $911,257 or a 72% decrease in net income to $347,825 during the three months ended September 30, 2005 from $1,259,082 for the comparable period in 2004. Components of sales and expenses resulting in this increase in net income are discussed below.

Sales revenues decreased by $3,119,915 or 39% quarter-on-quarter to $4,910,244 for the quarter ended September 30, 2005 compared to the same corresponding quarter in 2004 of $8,030,159. The reasons of the unfavorable variance in sales revenues for the third quarter ended September 30, 2005 were as follows:

-     Decreases in sales of Chenglong Garden by $2,218,692, or 37%;

-     Decreases in sales of Qiyun New Village of $797,643, or 57%;

-     No sales were made with respect to President Building and Peacock Garden;

-     Decreases in gross floor area sold by 7,466 square meters quarter-on-quarter to 4,793 square meters for the quarter ended September 30, 2005 compared to the same corresponding period of 12,259 square meters in 2004;

-    The number of units sold decreased by 50 units or 71% quarter-on-quarter to 20 units for the quarter ended September 30, 2005 compared to the same corresponding period of 70 units in 2004;

-     No new properties from new development project was introduced in the quarter ended September 30, 2005

Cost of properties sold decreased by $2,673,240 or 41% quarter-on-quarter to $3,783,097 for the quarter ended September 30, 2005 compared to the same corresponding quarter in 2004 of $6,456,337. Quarter-on-quarter decreases in sales revenue as noted above were primary factors contributing to the decrease.

Gross profit decreased by $161,431 or approximately 7% quarter-on-quarter to $2,070,840 for the quarter ended September 30, 2005 compared to the same corresponding quarter in 2004 of $2,232,271.

Gross profit margin increased to 35% for the quarter ended September 30, 2005 compared to 25% for the same corresponding quarter in 2004. The variance was principally due to an increase in rental income revenue.

Selling expenses decreased by $95,788 or 66% to $50,237 during the quarter ended September 30, 2005 from $146,025 during the same period in 2004. This decrease is mainly primarily due to cancellation of certain newspaper advertisements, resulting in a decrease of $34,751 in advertising expenses.

Administrative expense decreased by $21,573 or 10% to $196,069 during the three months ended September 30, 2005 from $217,642 during the same period in 2004. The decrease is due primarily related to an increase in consultation fees of $283,218 and a decrease in the provision for doubtful accounts to a credit balance of $366,293.

Depreciation expense increased by $378,155 or 682% to $433,568 for the quarter ended September 30, 2005, compared to $55,413 for the corresponding period in 2004.

Interest and financing costs increased by $416,246 or 80% to $935,696 for the quarter ended September 30, 2005, compared to $519,450 for the corresponding period in 2004. The increase is primarily related to the results of an accrual adjustment affecting the expense for the quarter ended September 30, 2004.

Net income decreased by $911,257 or 72% quarter-on-quarter to $347,825 for the quarter ended September 30, 2005 compared to the same corresponding quarter in 2004 of $1,259,082. The unfavorable variance in net income was mainly due to a decrease in gross profit by $161,431 and an increases in depreciation of $378,155 and interest and finance costs of $416,246.

Comparison of operations for the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004:

The Company had a $199,062 or a 20% decrease in net income to $793,169 during the nine months ended September 30, 2005 from $992,231 for the comparable period in 2004. Components of sales and expenses resulting in this increase in net income are discussed below.

Sales revenues decreased by $6,542,578 or 34% quarter-on-quarter to $12,669,073 for the quarter ended September 30, 2005 compared to the same corresponding quarter in 2004 of $19,211,651. The reasons of the unfavorable variance in sales revenues for the third quarter ended September 30, 2005 were as follows:

-     Decreases in sales of Chenglong Garden by $5,512,313, or 37%;

-     Decreases in sales of Qiyun New Village of $1,199,681, or 36%;

-     No sales were made with respect to President Building and Peacock Garden;

-     Decreases in gross floor area sold by 10,656 square meters period-on-period to 20,521 square meters for the nine months ended September 30, 2005 compared to the same corresponding period of 31,177 square meters in 2004;

-     The number of units sold decreased by 120 units or 55% period-on-period to 98 units for the nine months ended September 30, 2005 compared to the same corresponding period of 218 units in 2004;

-     No new properties from new development project was introduced in the quarter ended September 30, 2005

Cost of properties sold decreased by $5,295,063 or 34% period-on-period to $10,085,646 for the nine months ended September 30, 2005 compared to the same corresponding period in 2004 of $15,380,709. The decreases in sales revenue as noted above were primary factors contributing to the decrease.

Gross profit decreased by $661,604 or 10% period-on-period to $5,674,687 for the nine months ended September 30, 2005 compared to the same corresponding period in 2004 of $6,336,291. Gross profit margin increased to 36% for the quarter ended September 30, 2005 compared to 29% for the same corresponding quarter in 2004. The variance was principally due to an increase in rental income revenue.

s

Selling expenses decreased by $195,304 or 52% to $180,289 during the nine months ended September 30, 2005 from $375,593 during the same period in 2004. This decrease is mainly primarily due to the following:

-     Cancellation of certain newspaper advertisements, resulting in a decrease of $21,803 in advertising expenses;

—	Decrease in showroom decoration expense by $174,098 due to disposal of decorations and furniture in one of four showroom apartments.

Administrative expense increased by $65,325 or 12% to $590,069 during the nine months ended September 30, 2005 from $525,744 during the same period in 2004. The increase is primarily related to the following:

-     Increase of $135,694 in salaries and wages due to an increase in the number of staff by 70 employees, or 32%;

-     Property taxes decreased by $233,297 in relation to decrease in sales;

-     An increase in consultation fees of $275,972, and

— A reduction in the provision for doubtful accounts totaling $405,051.

Depreciation expense decreased by $77,250 or 6% to $1,208,285 for the nine months ended September 30, 2005, compared to $1,285,535 for the corresponding period in 2004.

Interest and financing costs decreased by $344,125 or 12% to $2,632,068 for the nine months ended September 30, 2005, compared to $2,976,193 for the corresponding period in 2004. The increase is primarily related to lower interest paid on lower average outstanding debt.

Net income decreased by $199,062 or 20% to $793,169 for the nine months ended September 30, 2005 compared to the same corresponding period in 2004 of $992,231. The unfavorable variance in net income was mainly due to a decrease in gross profit by $661,604, an increase in selling expenses of $195,304 and a decrease in interest and finance costs of $344,125.

(4) Liquidity and Capital Resources

During the nine months ended September 30, 2005, the Company generated $3,582,900 of cash through operating activities, which was primarily the result of the sales of properties held for sale and the collection of accounts receivable. These items were partially offset by additional funds provided to related parties and the payments of accounts payable.

During the nine months ended September 30, 2005, the Company used $1,401,352 in investing activities primarily in connection with the purchase of fixed assets.

During the nine months ended September 30, 2005, the Company used $1,694,068 for financing activities. This consisted of cash outflows for the repayment of debt totaling $1,909,842 and the payment of dividends of $163,826. These items were partially offset by additional borrowings of $451,600

At September 30, 2005, the Company’s had negative working capital of $25,504,027 and was in default on $43,877,928 of bank loans. The Company’s ability to continue as a going concern is contingent upon its ability to renegotiate these obligations, to continue to generate funds through its operations, and raise additional funds through equity or debt financings. There can be no assurance that these efforts will be successful.

(5) Contractual Obligations

The following table is a summary of the Company’s contractual obligations as of September 30, 2005:

r
	Total	Less Than One Year	1-3 Years	Thereafte
Legal advisory services	$246,656	$246,656	--	$--
Equity transfer agreement
	2,000,000	2,000,000	--	--
Short-Term Debt	43,877,928	43,877,928

Long-Term Debt
	5,916,564	36,364	2,090,136	3,790,064

Total Contractual Cash Obligations	$52,041,148	$46,160,948	$2,090,136	$3,790,064

Item 3. Controls and Procedures

As of September 30, 2005 an evaluation was performed under the supervision and with the participation of Great China’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Great China’s disclosure controls and procedures. Based on that evaluation, Great China’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that Great China’s disclosure controls and procedures were effective. There have been no significant changes in Great China’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Securities and Use of Proceeds

        On August 12, 2005, Wayne M. Rogers and Jack M. Gertino, former officers and directors of Great China, exercised their right to convert convertible notes in the aggregate principal amount of $72,000 to common stock of Great China. As a result of the conversion, Great China issued to each of these persons 220,030 shares of the restricted common stock of Great China. The shares were issued in reliance on the exemption from registration set forth in Section 3(a)(9) and/or 4(2) of the Securities Act of 1933. No broker-dealer participated in the transaction and no commission was paid to any person.

Item 6. Exhibits.

      Exhibits:     Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	SEC Ref. No.	Title of Document
31.1	31	The certification of chief executive officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	31	The certification of chief financial officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	32	The certifications required by Rule 13a-14(b) or Rule 15d-14(d) and 18 U.S.C. Section 1350

SIGNATURES

        In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great China International Holdings, Inc.

Date: November 12, 2005	By:	/s/ Jiang Fang
Jiang Fang Chief Executive and Financial Officer

Date: November 12, 2005	By:	/s/ Wang Li Rong
Wang Li Rong Chief Financial Officer