Form 10KSB
period 2005-12-31
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2006-04-17
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005, or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934

for the transition period from              to

Commission File No. 0-23015

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

(Name of Small Business Issuer as specified in its charter)

Nevada	87-0450232
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

C Site 25-26F President Building, No. 69 Heping North Street

Heping District, Shenyang 110003, People’s Republic of China

(Address of Principal Executive Offices and Zip Code)

Issuer’s Telephone Number: 0086-24-22813888

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, Par Value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Registrant’s revenues for its most recent fiscal year: $26,524,109.

The aggregate market value on March 15, 2006 of voting stock held by non-affiliates was $13,551,426. As of March 15, 2006, the Registrant had outstanding 10,997,466 shares of common stock, par value $0.001.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Great China International Holdings, Inc. (the “Company”), through its various indirect subsidiaries, is engaged in commercial and residential real estate investment, development, sales and management in the city of Shenyang, Liaoning Province, in the People’s Republic of China (“PRC”). Amounts expressed in U.S. dollars are based on a conversion rate of $1.00 for 8.11 Renminbi (RMB) at December 31, 2005.

The Company was incorporated in the State of Nevada on December 4, 1987, under the name of Quantus Capital, Inc., and in 1992, it changed its name to Red Horse Entertainment Corporation. Effective July 5, 2005, the Company completed the acquisition of Silverstrand International Holdings Limited (“Silverstrand”), a Hong Kong limited liability company, by issuing 10,102,333 shares of its common voting stock to the former stockholders of Silverstrand in exchange for all of the capital stock of Silverstrand. For financial reporting purposes the acquisition was treated as a recapitalization of Silverstrand. On September 15, 2005, the Company changed its name to Great China International Holdings, Inc. Prior to its acquisition of Silverstrand, the Company was not engaged in active business operations.

Silverstrand was incorporated on September 30, 2004 in Hong Kong Special Administrative Region, PRC, and is the holding company of Shenyang Maryland International Industry Company Limited (formerly: Shenyang Malilan Audio Equipment Company, Limited) (“Shenyang Maryland”). Shenyang Maryland was originally registered as a limited liability Sino-foreign joint investment enterprise on December 15, 1989, in Shenyang, Liaoning Province, PRC. In October 2004, Silverstrand acquired all of the registered equity of Shenyang Maryland, and this transfer and the reclassification of Shenyang Maryland as a “wholly foreign-owned enterprise” (“WFOE”) was approved in November 2004 by the Liaoning Provincial Bureau of Foreign Trade and Economic Cooperation. This approval was subsequently registered, and a business registration certificate (No. 111103721 (1-1)) was issued to Shenyang Maryland as a WFOE in April 2005 by the Shenyang Municipal Administration of Industry and Commerce.

Silverstrand acquired all of the share capital of Shenyang Maryland for $5.1 million (RMB41.5 million), payable in three installments over a period of eighteen months, as follows: first installment of $3.1 million due May 23, 2004; second installment of $1.0 million due May 23, 2005; and third installment of $1.0 million due November 23, 2005.

Of the total amount, approximately $4.4 million remains outstanding and payable to Jiang Fang, the Company’s Chairman, Chief Executive Officer and President, $500,000 was paid to Jiang Peng, the Company’s Executive Vice-President, and $50,000 was paid to each of Duan Jing Shi, Li Guang Hua, and Wang Li Rong, each of whom are directors and officers of the Company.

Business Overview

The Company engages in the development and sale of high quality private residential properties and commercial building for lease in the City of Shenyang, China. Shenyang Maryland, the Company’s indirect wholly-owned subsidiary, was one of the first private property developers and retailers in China, and, according to the statistical information on sales of construction area as published by Shenyang Statistical Authority, Shenyang Maryland was the ninth largest private property developer in Shenyang

City in 2004. For the year ended December 31, 2005, the proceeds from the sales of properties constituted 85 percent of the total revenue, with the remaining revenue consisting primarily of rental income. For the year ended December 31, 2004, the proceeds from the sales of properties constituted 88 percent of the total revenue. As of December 31, 2005, 74 percent of the available units had been sold and 17 percent were leased.

Development activity typically consists of locating and acquiring ownership and property rights to real property, arranging for project financing, managing project planning and construction, and implementing sales and leasing of the finished realty. The Company may obtain/purchase land use rights from the following sources: (i) purchases from factories which have relocated; (ii) redevelopment of older areas; and (iii) Government public tenders or auctions. Overall management of all projects developed by the Company is undertaken by special project teams from the Company. The special project teams oversee and monitor the various stages of the project development process to ensure the timely completion and construction of high quality.

As of December 31, 2005, the Company, through Shenyang Maryland, had five real estate projects located in the city of Shenyang in which it either was selling and/or leasing.

•	Qiyun New Village is situated along the Nanyun Riverside and consists of 347 residential units.

•	Peacock Garden, situated in Shenyang City, Heping North Street, is in the commercial district of Shenyang. Construction was completed in November 2000 and Peacock Garden comprises of 222 low-density residential apartments.

•	The Maryland Building consists of 41 units, 38 of which have been sold, and is 13,070 sq meters in size.

•	President Building comprises three blocks of commercial towers situated in Shenyang City, Heping North Street, which is the financial district of Shenyang. While the original intention was to sell a majority of the office buildings, management intends to retain this property as their flag ship property and lease the commercial space. The property consists of 352 units, of which 37 have been sold and 293 are currently leased. The Company’s head office is situated on the 25th and 26th Floors of President Building.

•	Chenglong Garden, situated in Shenyang Huanggu District, comprises 12 blocks of modern apartments consisting of 794 residential apartments, a number of retail shops and ancillary facilities including basement car parking facilities and parks.

Based on an appraisal of the foregoing properties conducted as of October 31, 2005, by American Appraisal China Limited, the value of the properties on that date was approximately RMB793.5 million (approximately US$97.8 million based on an exchange rate of RMB8.11 to $1.00).

In 2006, Shenyang Maryland has entered into a development agreement with the People’s Government of Heping District, City of Shenyang, for the development of a mixed-use development called the Korean City project (“Xita Project”). The project, located in the Heping District of Shenyang, will feature a construction area of almost 500,000 square meters, with an occupying area of approximately 101,000 square meters. The Company is in the process of arranging financing and construction is estimated to require at least three years. The project is situated in the Xi Ta area in the city of Shenyang, and is mostly populated by ethnic Koreans. The estimated cost of the Xita project is $207.2 million.

Pursuant to several agreements dated December 8, 2005 and December 28, 2005, the Company, through its subsidiaries, agreed to acquire in 2006 a 100% interest in the land for the Xita Project. First, pursuant to a sale and purchase agreement dated December 8, 2005, subsequently amended on December 28, 2005, the Company agreed to acquire, through Shenyang Maryland, 70 percent of the equity interest in Shenyang Xinchao Development Co. Ltd. (“Xinchao”), a Sino-Foreign joint venture corporation that owns approximately 66 percent of the land for the Xita Project, from Shenyang Yunfeng Real Estate Development Co., Lt. (“Yunfeng”). The Company agreed to acquire the remaining 30 percent equity interest in Xinchao through Silverstrand from I.R.E. Corporation Limited (“I.R.E.”), an unrelated Singapore corporation, pursuant an agreement dated December 28, 2005.

The remaining approximately 34% interest in the land for the Xita Project is held by Shenyang Yindu Property Co., Ltd. (“Yindu”), also a Sino-Foreign joint venture. Pursuant to agreements dated December 28, 2005, Shenyang Maryland agreed to acquire a 70 percent interest in Yindu from Yungfeng, and Silverstrand agreed to acquire a 30% interest in Yindu from I.R.E. Following the closing of these transactions, which is expected to occur in the second quarter of 2006, the Company will hold, through its subsidiaries, 100 percent interest in the land comprising the Xita Project.

Yunfeng is owned and controlled by Jiang Fang and Jiang Peng, who are officers, directors, and principal stockholders of the Company. The purchase price for the interests acquired from I.R.E. is the assumption of the obligations under joint venture arrangements, which is a total of $5.5 million (RMB45 million) for both joint ventures. The purchase price for Yunfeng’s interest in Xinchao will be equal to $8.6 million (RMB70 million), which will be paid as follows: (i) by the cash payment of $5.0 million (RMB40 million) paid on December 30, 2005; and (ii) by the assumption of the obligation of Yunfeng to make additional contributions to the joint venture in the amount of $3.7 million (RMB30 million).

The Company has obtained bank financing to make its initial cash payment in connection with the Xinchao acquisition and plans to obtain bank financing for the additional capital contributions as well. It is currently negotiating the terms of financing with a banking institution in China for a loan of up to RMB200 million that would bear interest at a rate 7.254% per annum, mature in December 2006, and be secured by other real estate holdings of Great China. Great China has received a loan of RMB120 million on December 31, 2005, and is continuing its negotiations to obtain a commitment for the remaining RMB80 million.

On February 27, 2006, Shenyang Jitian Property Co. Ltd. (“Jitian”), a subsidiary of the Company, was confirmed as the highest bidder in a public auction of approximately 420,317 m2 of land designated for residential and commercial development in Chessboard Mountain International Tourism Development District, Shenyang City. The total purchase price for the property is approximately USD $56.7 million. Jitian intends to use primarily bank financing for the transaction and is in the process of negotiating extended payment terms with the Land Reserve Exchange Center, which is the agency that offered the property for auction. If Great China fails to negotiate extended payment terms and make the required payments when due, it forfeits any deposits on the property, forfeits any interest in the property, is required to pay the cost of another auction for the property, and may be subject to claims for other damages and costs.

City of Shenyang

Shenyang is a city of approximately 7.2 million people in Liaoning Province, located in northeastern China (Manchuria), approximately 435 miles northwest of Beijing and approximately 171 miles northeast of North Korea. The largest city in northeast China, Shenyang is the economic, cultural, transportation and trade centre of northeastern China, there being eight industrial cities within a 150-kilometer radius of Shenyang. Shenyang’s Taoxian International Airport is the largest airport in northeast China, and the city also has developed railway and expressway networks.

The Shenyang area is rich in industrial resources. Manufactures include heavy machinery, tractors, motor vehicles, cables, machine tools (Shenyang has one of the largest machine-tool plants in China), transformers, textiles, chemicals, paper products, medicines, and cement. Copper, zinc, and lead are also smelted in the city. Shenyang is also the seat of Liaoning University, Northeastern University, China Medical University, Shenyang Conservatory of Music, and numerous other specialized institutes.

Shenyang has experienced rapid renovation in urbanization since the PRC Central Government launched the “Developing the North East” Policy (the “Policy”) in 2003, and priority was given to Shenyang in the Policy. Shenyang urbanization has led to rapid and steady development in both residential construction and consumption, indicating the likelihood that the Shenyang real estate market will continue to develop and expand. Various Shenyang governmental policies aimed at implementing law and regulations and developing a business law framework have attracted both domestic and overseas investors to invest in Shenyang. According to the Shenyang Statistics Bureau between 1999 and 2003, Shenyang’s GDP grew at the average annual rate of approximately 11.8 percent.

Shenyang is comprised of the following six districts: (i) Heping, better known as downtown; (ii) Shenhe, just east of downtown; (iii) Huanggu, situated directly north of downtown ; (iv) Dadong, located northeast of downtown; (v)Tiexi and (vi) Yuhong

Shenyang Real Estate Market

Prior to 1998, housing was allocated to state employees as a kind of staff welfare. In March 1998, the then Prime Minister, Mr. Zhu Rong Ji, announced the abolishment of state-allocated housing commencing from mid-1998. During an ensuing phase of transition from state-provided to privately-owned housing for state employees, eligible state employees were provided cash subsidies to purchase their own housing. The subsidies also served to increase the purchasing power of Shenyang residents for residential properties, and hence have promoted trading of residential properties and the development of the real estate market in Shenyang.

The housing reforms not only attracted substantial influx of capital but have also stabilized the real estate market in Shenyang. Certain measures were implemented to stimulate trading in residential properties. As an example, household registration through acquisition of houses or apartments has allowed expatriates to become an additional source of demand for residential properties in Shenyang.

Another factor that has affected the real estate market in Shenyang has been the resettlement of displaced residents who had been affected by the urbanization of dilapidated buildings in the city. In accordance with an urbanization plan, the Shenyang Municipal Government announced its intention to complete urban renewal projects in areas where illegal structures had been previously erected on state land and in old rundown residential areas. These displaced residents are expected to account for 130,000 family units in need of either leased or owned new housing.

The real estate market in Shenyang has also been affected by the introduction of “investment property buyers” who purchase residential properties as part of their investment portfolio for rental and capital gain. The number of investment property buyers in the PRC has continued to increase in recent years. Large property investment enterprises/group, which have achieved high returns on investments, became active in such fast growing cities in China as Shenyang, Shanghai, Shenzhen and Wenzhou. The current healthy growth experienced in the Shenyang real estate market, rapid urbanization and the improvement in its position/status in the country have increased the property developers’ confidence in investing in Shenyang. Property investors have also shown great confidence in the future development prospects of the real estate market in Shenyang, as evidenced by their increased property investments, and their continued participation and significance in Shenyang real estate market would continue to be felt in the future. As property investment allows high returns (recurring rental and capital appreciation), lower risk profile, unaffected by inflationary pressure and high marketability, it will become investors’ preferred choice of investment. The investment property buyers entry into the real estate market will also boost property prices and value.

Governmental regulation

Chinese Real Estate Law

Over the past five years, the majority of China’s urban dwellers have changed their housing situation for apartments provided by their work units at a pittance to housing that they have had to buy and pay to maintain (through homeowner’s associations that hire state supervised management companies). There are some estimates that 80% of urban Chinese now own their own homes. But China has no legal concept of condominium and no statute (yet) that defines the rights of these millions of homeowners.

In 1998, China created the basic building block of a market economy in real estate - a transferable ownership interest. This interest, called the “granted land use right” - is not 100% ownership as we know it in the West. There are no air rights or underground rights, and the State retains all the mineral resources and the right to access them. The period of the interest is limited to a fixed term - varying from 40 to 70 years, depending upon the character of the right - and the use to which the property must be put is specified as part of the grant. The granted land use right is transferable, mortgageable, leaseable, and usually can be subdivided. Further, it theoretically is renewable, but there will be a fee and since these land ownership rights are new there is no experience yet with renewals. Chinese anti-speculation rules provide that one cannot acquire or hold property just to “ride the market;” the property must be put to productive use within a set time of acquisition of the land use right - usually two years, or face penalties and ultimately forfeiture of the right.

For the development of a new commercial real estate project, the developer must first obtain granted land use rights. Land use rights can be granted through bidding, auction and listing. The developer then enters into a land use right grant contract with the relevant government authority. The granted land use right can be transferred, leased, or mortgaged. The transferor and transferee must enter into a land use right transfer contract and file the executed contract with the appropriate government bureau, which will then issue a new land use certificate in the name of the transferee. In May 2002, the Ministry of Land and Resources issued a regulation regarding the land use right transfer. Whereas in the past, private parties were able to transfer land use rights by mutual agreement, this practice was prohibited by the new regulation. Under the new scheme, any procurement of land for business purposes can only be effected through bidding, auction and listing on an authorized exchange floor.

The long term value of Chinese land rights are still quite uncertain, and there rights not the kind of secure investment that would lead a lender, as might happen in American, to rely primarily on the land value and look beyond the individual ability of a borrower to repay the debt. Chinese banks, for example, rarely make construction loans because in theory they cannot lend more than the value of the land that is their security at the time of the loan. The Chinese deal with this problem by signing “prelease” or “prepurchase” contracts whereby the end user pays all of the consideration before the building is commenced. Effectively the users finance the seller’s construction. Users borrow the money from the banks under arrangements which later will “morph” into mortgage loans when there is something to which the mortgage can attach. Usually the developer must deposit the purchase proceeds in the bank and the bank monitors the expenditures.

Before a presale method can be legally adopted, the developer of the project must have obtained (i) a land use right certificate, (ii) a planning permit for construction use of land, (iii) a planning permit for the construction project, (iv) a certificate of commencement of construction, and (v) a permit for presale of commercial housing.

Mortgages

In 1993 the Central Government allowed state-owned banks to provide mortgage facilities to property buyers. In accordance with the banking regulations announced in 1998, loan repayment period was initially for a maximum of 20 years, and extent of the mortgage loan amount was for a maximum of 70 percent of the purchased property price. In 1999, banking regulations were amended to extend the loan repayment period to a maximum of 30 years and the extent of the mortgage loan amount was increased to a maximum of 80 percent of the purchased property price. As further incentives, state-owned banks were allowed to increase the mortgage loan facilities by an additional 15 percent of the approved banking facilities (maximum of 92 percent of the purchased property price). The provision of mortgage facilities to property buyers is considered to have created increasing demand for properties in the PRC.

In accordance with market practice in the PRC, the Company is required to provide guarantees (during the development phase) to the banks in respect of mortgages offered to the property buyers until submission of the relevant real estate ownership certificates and certificates of other interests in the property unit by the relevant property buyers to the mortgagee bank. In the experience of the Company, such guarantee periods normally last for up to 6 months. If a property buyer defaults under the loan and the Company is required, during the guarantee period, to repay all debt owed by the defaulting property buyer to the mortgagee bank, the mortgagee bank will assign its rights under the loan and the mortgage to the Company and, subject to registration, the Company will have full recourse to the property. In line with industry practice, the Company does not conduct independent credit checks on the property buyers but relies instead on the credit checks conducted by the mortgagee banks. For financial reporting purposes, the sale of a property unit is not recognized until title has passed and the Company is released from its loan guarantee on the unit.

Wholly-Owned Foreign Enterprises

A wholly foreign-owned enterprise (“WFOE”) is an entity 100 percent owned by a foreign investor or investors. An apparent advantage of a WFOE is that it can enjoy exclusive management control of its business activities and have autonomy in its operation without too much external interference.

The original WFOE regulations only permitted WFOEs in certain limited sectors and required that the foreign party either provided advanced technology or that at least 50% of the production could be exported. These conditions were relaxed over time as more WFOEs were permitted in increasingly broader sectors of the economy. In accordance with the PRC Wholly Foreign-owned Enterprise Law as amended in 2001 and the Industrial Catalogue Guiding Foreign Investments (2004) (the “2004 Catalogue”), the export requirement is no longer permitted and WFOEs are now much more common, except in certain “restricted” or “prohibited” sectors as provided in the 2004 Catalogue.

With respect to China’s real estate industry, the market has been gradually opened to WFOEs since China’s entry into the World Trade Organization. Pursuant to the 2004 Catalogue, WFOEs are permitted to engage in the development, construction and management of ordinary residential houses while they, with limited exceptions, are restricted to participate in the development of high standard real estate projects.

One of the most important issues covered in the project documentation is the business scope of the WOFE. Business scope is narrowly defined for all businesses in China and the WOFE can only conduct business within its approved business scope, which ultimately appears on the business license. Any amendments to the business scope require further application and approval. Shenyang Maryland’s business scope, is defined to include general real estate development, sales, leasing and property management.

Sales and Marketing

The Company must apply to the relevant government authorities for pre-sale permits before commencing pre-sales of its properties under construction. Such permits will only be issued when, amongst other things, (i) the land premium has been fully paid; (ii) the land use rights certificates, the construction works planning permit and the construction project building permit et cetera have been obtained; (iii) the construction works of the properties have been completed up to the stipulated standard; (iv) the progress and the expected completion date of the construction work have been ascertained; (v) the construction plans for the affiliated facilities have been confirmed; (vi) the pre-sale fund escrow agreement has been signed with a professional real estates funding supervisory body; (vii) the covenant of the use of the properties have been formulated; and, (viii) an initial property management services contract has been signed with a property management company.

The Company’s main customers are PRC individual buyers of residential properties. The Company does not have any dominant buyer as the Company targets the mass residential property market. The Company advertises in newspapers, magazines and outdoor advertising billboards and participates in various real estate exhibitions. The Company also sets up on-site reception centers to display information relating to the relevant project and off-site promotional centers in areas frequented by targeted customers in circumstances where on-site reception centers may not be suitable.

Competition

In recent years, a number of property developers had entered and commenced property development and other project investments in Shenyang and other major cities of China lured by the healthy profit margin that could be had from sales of residential properties. These include overseas property developers (including sizeable leading property developers from Hong Kong), local property developers in Shenyang as well as those from other major cities in China. Competition among the property developers in Shenyang, Shanghai, Beijing, Guangzhou and other major cities of China has become very intense and this may possibly lead to an escalation in the cost of acquiring land use rights for development. On the other hand, in certain other part of China, there appears to be a surplus of supply of properties and the related local government in those areas has started administrative measures to slow down the approval process of the new property development projects.

Employees

The Company currently has 230 employees, 19 of whom are engaged in management activities, 10 of whom are engaged in sales activities.

Risk Factors

Risks Related to the Company’s Business

The Company is in default on a substantial portion of its mortgage loans, so if the Company cannot resolve the pending obligations, it could lose a substantial portion of its properties and it may not be able to continue in business.

The Company was in default on $43.9 million of bank loans as of December 31, 2005. These loans are secured by a substantial portion of the Company’s properties in Shenyang. Since these past due obligations are treated as a current liability, the Company had a working capital deficit of $31.3 million as of December 31, 2005. The Company’s ability to continue as a going concern is dependent on the ability to negotiate an extension or other resolution of the bank debt maturities.

All of the Company’s assets are dependent upon the performance of the Shenyang property sector.

All of the Company’s property projects are situated in Shenyang City, Liaoning Province, PRC, and consequently, the Company relies heavily on the continuing growth in property development business in Shenyang. Any negative impacts in terms of demand and supply in the property market and property price movements in Shenyang will affect the Company’ s business.

The Company faces inherent risks in conducting all of its business in China.

Substantially all of the Company’s assets are located in the PRC and substantially all of the Company’s revenue is sourced from the PRC. Accordingly, the Company’s result of operations, financial position and prospects are subject to a significant degree to the economic, political and legal development of the PRC. The economy of PRC differs from the economies of most developed countries in many respects, including level of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources.

The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although the Company believes these reforms will have a positive effect on its overall and long-term development, it cannot predict whether or not changes in China’s political, economic, and social conditions, laws, regulations, and policies will have any adverse effect on its current or future business, results of operations and financial conditions. In particular, should there be changes in laws, regulations, policies and practices prohibiting property developers from granting guarantees to banks on behalf of their customers prior to the property ownership certificates being presented to the banks, and if the property buyers cannot procure such other form of guarantee as required by the banks, it will be difficult for the property buyers to obtain any mortgage financing. Consequently the results of operation of the Company may be adversely affected.

Fluctuations in exchange rates of the Renminbi could adversely affect the value of stock ownership in the Company.

For over 10 years the official exchange rate for the conversion of Renminbi to US dollars was unofficially pegged at US$1 to RMB8.28. In July 2005, the People’s Bank of China (PBOC), the country’s central bank, began a new policy of calculating the Renminbi’s value against the US dollar using a weighted average of the prices given by major banks. The highest and lowest offers are excluded from the calculation. As a result of this change the RBM has appreciated against the US dollar so that the exchange rate was US$1 to RMB8.11 at December 31, 2005, and is now approximately US$1 to

RMB8.04. It should be expected that currency exchange fluctuations will occur in the future as a result of circumstances beyond the Company’s control, such as the level of trade deficit or equalization between the US and the PRC, global economic conditions, global currency markets, and other factors. All of the Company’s revenue is generated in the PRC in Renminbi, so that during periods that the US dollar is worth less in relation to the value of the Renminbi, the total revenue and results of operations of the Company reported in US dollars in the financial statements we publish in the US will be less. Consequently, fluctuations in exchange rates could adversely affect the US dollar value of our results of operations and the perceived value of the Company in the public market.

Uncertainty relating to the existing law and regulations in the PRC may restrict the level of legal protections to foreign investors.

The PRC currently adopts civil law system which relies heavily on written statutes, and decisions made by the courts are not binding precedents, but for guidance only. The legal system in the PRC cannot provide the investors with the same level of protection as in the US. The Company is governed by the law and regulations generally applicable to local enterprises. These laws and regulations were recently introduced and remain experimental in nature and subject to changes and refinements. Interpretation, implementation and enforcement of the existing law and regulations can be uncertain and unpredictable and therefore have restrictions on legal protections on both Hong Kong and foreign investors.

The Company has traditionally been dependent on bank debt to finance its projects and is therefore subject to availability of such financing and fluctuations in interest rates.

The development of high quality housing requires substantial funds. The Company had internally funded its development projects from presale revenue and externally from bank loans. The Company cannot guarantee that sufficient capital can be generated to develop every one of the Company’s projects by way of only presale revenue. In addition, the Company cannot guarantee its ability to continue to obtain bank loans and credit facilities and renewals of existing borrowings from financial institutions on maturity under favorable terms and conditions. Changes in interest rates on the Company’s borrowings will also affect its financing costs and consequently its results of operations.

As of December 31, 2005, total borrowings amounted to US$64.6 million (RMB523.9 million). The Company was in default on $43.9 million of bank loans as of December 31, 2005, which management will work to resolve in 2006. It should be expected that the current default status of the Company with respect to such a large amount of borrowings will likely hinder the Company in its effort to locate additional debt financing for its projects. The inability to fund property development would likely have an adverse effect on the Company’s results of operations in future periods.

Reliance on independent contractors in providing various services and thereby need to commit or expose to various risks in relation to contractors

The Company engages independent third party contractors, through open tenders, to provide various services including construction, piling and foundation, building and fitting-out works, interior decoration and installation of elevators. Although it is the Company’s strategy and policy to select reputable independent third party contractors with positive track records in most cases and supervises the construction progress, there is no assurance that the services rendered by any of these independent third party contractors will always be satisfactory or match the targeted quality level required by the Company. Additionally, the Company is exposed to the risk that a contractor may require additional capital in excess of the cost they tendered to complete a contractual property development and the Company may have to provide such additional capital. Furthermore, there is risk that contractors may experience financial or other difficulties which may affect their ability to carry out construction works, thus delaying the completion of the Company’s property developments or resulting in additional costs for the Company. Any of these factors could adversely affect the Company’s revenues and reputation.

Risks Related to the Company’s Industry

The nature of the property market in China makes investment in real estate interests high speculative.

In the PRC, the concept of property ownership by private individuals is still at its infancy stage, and there is an apparent lack of maturity and liquidity in the secondary private property market and the amount of mortgage financing obtainable by individuals in the PRC is limited. These two factors have long been considered as hindrance to the development of the property market. In addition, as a result of insufficient reliable and updated information and statistics on real estate development and investment activities, the demands for the properties in the PRC, the quantities of newly developed projects, the areas of land that can be developed, and the number of apartments that will come into the market et cetera, it is extremely difficult to make an accurate analysis or forecast of the PRC real estate market.

The Company’s real estate development business is subject to increasing competition, which may lead to higher costs.

In recent years, a number of property developers had entered and commenced property development and other project investments in Shenyang and other major cities of China lured by the healthy profit margin that could be had from sales of residential properties. These include overseas property developers (including sizeable leading property developers from Hong Kong), local property developers in Shenyang as well as those from other major cities in China. Competition among the property developers in Shenyang, Shanghai, Beijing, Guangzhou and other major cities of China has become very intense and this may possibly lead to an escalation in the cost of acquiring land use rights for development.

Rapid changes in the market in the Shenyang real estate market may hinder or delay investment decisions by the Company.

Rapid changes in the real estate market may have negative impact on the Company’s business operations and financial condition. Based on the ever-decreasing lead time for completion of property projects and scale of the business of properties in Shenyang, information and data obtained may not accurately reflect the current condition of development, and a development decision by the Company may not be based on current information. Also, due to the substantial amount of investments and number of parties (contractors, financial institutions and relevant government departments) involved in the plan for the project development, once contracts are finalized, it may be difficult for changes to be made. Therefore property developers such as the Company may face problem in changing the overall plan or in reallocation of resources should market change rapidly.

Risks related to property development may cause project expenses to increase substantially.

Property developments usually require substantial capital outlay during the construction phase and it may take many months or possibly years before positive cash flows can be generated through pre-sales or sales of the completed property developments. The time and the costs incurred in completing a property development can be increased by many factors including, but not limited to, shortages of materials, equipment, technical skills and labor, adverse weather conditions, natural disasters, labor disputes, disputes with contractors and sub-contractors, accidents, changes in government priorities and policies, changes in market conditions, delays in obtaining the requisite licenses for the construction site, permits and approvals from the relevant authorities and other problems and circumstances. Any of these factors may lead to delays in the completion of a property development and result in costs exceeding those originally budgeted as well as losses of revenues. In addition, any failure to complete a property development according to its original planned specifications or schedule may give rise to potential liabilities, and returns may accordingly be lower than originally expected.

Mortgage interest rates may increase, cooling demand for the Company’s properties.

Bank mortgages are becoming increasingly popular as a means of financing property purchases in the PRC. Any increase in bank mortgage interest rates may significantly increase the cost of mortgage financing to property buyers, thus reducing the attractiveness of mortgages as a source of financing property purchases and, accordingly, adversely affecting the affordability of residential properties. The PRC government may also increase the level down payment requirement or impose certain other conditions which would make mortgage financing unavailable or unattractive to the potential property buyers.

The practice of pre-selling developments may expose the Company to substantial liabilities.

The existing common practices by property developers to pre-sale properties (while still under construction) in China involves certain risks. For example, the Company may fail to complete a property development which may have been fully or partially pre-sold. In such circumstances, it could find itself liable to purchasers of pre-sold units for losses suffered by them. There can be no assurance that these losses would not exceed the purchase price paid in respect of the pre-sold units. In addition, if a pre-sold property development is not completed on time, the purchasers of pre-sold units may be entitled to compensation for late delivery. If the delay extends beyond a certain period, the purchasers may even be entitled to terminate the pre-sale agreement and claim for damages.

We are controlled by our officers and directors.

The Company’s directors and executive officers beneficially own most of the Company’s outstanding shares of common stock. As a result, these people exert control over our affairs and have the ability to determine all matters requiring approval by the stockholders, including the election of directors.

Because our common stock is traded on the OTC Bulletin Board, your ability to sell your shares in the secondary trading market may be limited.

Our common stock currently is traded on the over-the-counter market on the OTC Bulletin Board. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than national or regional exchanges. Securities traded on the OTC Bulletin Board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and lack of coverage by security analysts and the news media. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was quoted or traded on a national securities exchange, like The New York Stock Exchange or American Stock Exchange.

ITEM 2. DESCRIPTION OF PROPERTY

General

As of December 31, 2005, the Company, through Shenyang Maryland, had five real estate projects located in the city of Shenyang in which it either was selling and/or leasing.

•	President Building comprises three blocks of commercial towers situated in Shenyang City, Heping North Street, which is the financial district of Shenyang. While the original intention was to sell a majority of the office buildings, management intends to retain this as their flag ship and a number of units were leased. The Company’s head office is situated on the 25th and 26th Floors of President Building.

•	Chenglong Garden, situated in Shenyang Huanggu District, comprises 12 blocks of modern apartments consisting of 790 residential apartments, a number of retail shops and ancillary facilities including basement car parking facilities and parks.

•	Qiyun New Village is situated along the Nanyun Riverside and consists of 352 residential units.

•	Peacock Garden is situated in Shenyang City, Heping North Street, is in the commercial district of Shenyang. Construction was completed in November 2000 and Peacock Garden comprises of 225 low-density residential apartments. The project is substantially sold out.

•	The Maryland Building consists of 43 units and is 13,070 sq meters in size. All of these units are sold out.

	President Building	Peacock Garden	Chenglong Garden	Maryland Building	Qiyun New Village
Construction date	June 1999	April 1999	June 2000	June 1997	April 1996
Construction completion date	Dec 2002	Nov 2000	Oct 2002	Nov 1998	Nov 1997
Permission for pre-sale/sales	Feb 2001	April 1999	June 2001	Dec 1997	July 1997
Date of first sales	May 1999	May 1999	Sept 2001	Nov 1997	May 1997

The following tables set forth information about the Company’s various projects:

	Total Units	Sales in			Units Remaining For
		2005	2004	Pre-2004	Sale	Lease
Qiyun New Village	352	26	88	186	5	45
Peacock Garden	225	—	1	213	6	—
TD President Building	372	—	1	36	—	20
Chenglong Garden	790	159	166	390	79	—
Maryland Building	43	—	—	38	2	—

	1,782	185	256	863	92	65

	2005		2004
	%	$	%	$
Sales revenue mix
Properties sales:
Qiyun New Village	9.8	2,209,415	27.6	7,183,614
Peacock Garden	—	—	0.9	224,375
President Building	—	—	0.5	125,538
Chenglong Garden Phases I & II	82.4	18,540,596	66.2	17,235,590

	92.2	20,750,011	95.2	24,769,116

Building management income:
President Building Management Center	7.8	1,761,918	4.8	1,252,690

	100.0	22,511,929	100.0	26,021,806

The President Building

The Company’s President Building, which was completed in 2002, consists of two commercial towers, each built according to international construction standards, situated in Shenyang City, Heping North Street in the financial district of Shenyang. The project occupies an area of 8,126 square meters on a total construction area of 77,000 square meters, and represents a investment by the Company of RMB 582 million (approximately US$71.8 million). While the Company’s original intention was to sell a majority of the office buildings, management intends to retain this as their flag ship and a number of units were leased. The Company’s head office is situated on the 25th and 26th Floors of President Building.

When the President Building was built, it was one of the few commercial buildings in Shenyang which was positioned as premium commercial building. Over the years, a number of commercial buildings were built to fulfill an increasing demand. The President Building maintains its competitiveness mainly with its precious location at the financial center of Shenyang. Tenants’ satisfaction is closely monitored and maintained through surveys and regular networking meetings. The management of Jones Lane LaSalle, which manages the day-to-day operations of the building, helps to build up the prestige of the building as a brand name commercial building in Shenyang. As the project is relatively new, the Company presently has no plan for renovation and improvement for the President Building. The buildings were constructed in accordance with international standards for commercial building and no renovation is expected to be required for at least 10 years.

The aggregate occupancy rate for the two towers at the end of 2005 was 94%. One tenant accounts for more than 10% of the total leased space of the President Building, and the tenants as a whole are engaged in a variety of businesses, including real estate, foreign trade, investment, insurance, e-commerce, media, advertisement, and heath care.

The total area of the President Building owned by the Company is 59,264 square meters, and the mortgaged area is 49,495 square meters. The realty tax for the President Building is 13% of the total rental income, and the total realty tax for the year 2005 is RMB 3,464,987 (approximately US$ 427,000). The mortgage details for the President Building are as follows:

Lender(bank)	Amount of loan (RMB:ten thousand)	Guaranty ( President Building)	Mortgaged Area
Industrial and Commercial Bank of China Changde Branch	6,250	Block C, 1st-4th floor	5312.86
		Block B, 3rd-4th floor, South 11-15	1808.48
Bank of China Zhongshan Branch	9,500	Block C, 5th-12th floor	8949.68
		Block C, 20th-23rd floor	4389.72
Agriculture Bank of China Binhe Branch	1,940	Block C, 24th-26th floor	3292.29
Commercial Bank of China Zhongshan Branch	12,000	Block A, 1st-4th floor	6349.20
		Block A, 8th-9th floor	2195.72
		Block A, 11th –14th floor	4380.76
		Block A, 17th-26th floor	10925.20
		Block B, 3rd-4th floor, North 7-11	1891.06

Total mortgaged area			49494.97

Chenlong Garden

Chenglong Garden, situated in Shenyang Huanggu District, comprises 12 blocks of modern apartments consisting of 779 residential apartments, a number of retail shops and ancillary facilities including basement car parking facilities and parks. The project is situated near Beiling Park, schools and Hymall Megamart. Approximately 93% of the units comprising Chenglong Garden have been sold.

Qiyun New Village

Qiyun New Village is situated along the Nanyun Riverside and consists of 347 residential units. Qiyun New Village was introduced to the real estate market in 1999. The Company introduced a “Five-year Trial Accommodation Scheme” (the “Scheme”) to attract potential buyers when initial sales at the project did not meet expectations. Under the Scheme, property buyers were required to pay a 10% refundable deposit based on the sale price of the property or $6,039 (RMB50,000) and another 20%, based on the sale price of the property which is non-refundable, over 5 years by monthly installments, totaling 30% throughout the trial period. The remaining 70% of the consideration shall be due and payable immediately after the trial period when the property buyers exercise their option whether or not to complete the purchase. If the buyer chooses not to buy the property, the 10% refundable deposit or $6,039 (RMB50,000) will be refunded to the buyers (less any unpaid rental due) and monthly installments received over the 5-year trial period will have been recognized as rental income in the year in which they arose.

The current status as to the 72 units that were still previously under the Scheme as of December 31, 2005 is as follows: 26 participants of the Scheme have agreed to purchase the unit and sales revenues were recognized during the year ended December 31, 2005; 17 participants of the Scheme are in the process of arranging mortgage loans from banks and the completion dates of mortgage loans is unknown due to the introduction of Macroeconomic Regulation and Control to cool the real estate market in China; and, 29 participants of the Scheme have elected not to exercise their option to purchase, 20 of these participants of the Scheme had returned the properties and 8 of these participants owed rental during the 5-year Scheme and have been sued.

The Maryland Building

The Maryland Building consists of 43 units and is 14,800 sq meters in size. Of these units, 41 are sold.

Property Management

Shenyang Maryland has entered into a consulting agreement with Jones Lang Lasalle with respect to the management of the President Building. Pursuant to this agreement, Shenyang Maryland will manage the day-to-day operations of the building, but Jones Lang Lasalle will provide advice on how to carry out these management operations. Shenyang Maryland has entered into management agreements with Shenyang Maryland Property Management Co., Ltd., a subsidiary, with respect to the management of the following properties: Qiyun New Village, Peacock Garden, Chenlong Garden and the Maryland Building.

ITEM 3. LEGAL PROCEEDINGS

The Company is the subject of certain legal matters that it considers incidental to its business activities. It is the opinion of management that the ultimate disposition of these matters will not have a material impact on the financial position, liquidity or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a shareholder vote during the quarter ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Quotations for the Company’s common stock are included in the NASD’s Over-the-Counter Bulletin Board system under the symbol “GCIH.” During the quarter ended September 30, 2005, the high and low prices for the common stock were $7.00 and $3.40, respectively. During the quarter ended December 31, 2005, the high and low prices for the common stock were $7.00 and $5.50, respectively. Before July 2005 transactions in the Company’s common stock were sporadic, so there was no meaningful trading market for the common stock prior to the third calendar quarter of 2005.

Since its inception, no dividends have been paid on the Company’s common stock. At March 15, 2006, there were approximately 150 holders of record of the Company’s common stock. The Company made no repurchases of its common stock during the quarter ended December 31, 2005.

As previously reported on Form 8-K, the Company began offering in February 2006 up to 1,500,000 shares of common stock at a price of US$4.00 per share to prospective private investors outside the United States in reliance on the safe harbor from registration under the Securities Act of 1933 set forth in Regulation S adopted thereunder. To date, the Company has accepted subscriptions for the purchase of 725,000 shares of its common stock at a total purchase price of $2.9 million. The Company paid to a broker located in Hong Kong a fee equal to 15% of the funds raised for its assistance with the placement. The Company agreed to file within 90 days following the closing of the offering a registration statement under the Securities Act of 1933 to permit the purchasers to resell their shares.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following Management Discussion and Analysis should be read in conjunction with our consolidated financial statements presented at the en of this report. Unless otherwise indicated, references in this discussion to “we”, “our” and “us” are to the Great China International Holdings, Inc and its subsidiaries.

Any statements in this discussion that are not historical facts are forward-looking statements that involve risks and uncertainties; actual results may differ from the forward-looking statements. Sentences or phrases that use such words as “believes,” “anticipates,” “plans,” “may,” “hopes,” “can,” “will,” “expects,” “is designed to,” “with the intent,” “potential” and others indicate forward-looking statements, but their absence does not mean that a statement is not forward-looking. Factors that could have a material and adverse impact on our financial condition and results of operations are described in this report under “Item 1- Description of Business.” The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

History and Development of Great China International Holdings

The year 2005 represented a significant milestone for Great China International Holdings, when it became a publicly traded company through a reverse merger with Red Horse Entertainment Corporation. We began trading on the OTC Bulletin Board under the ticker symbol “GCIH” in September 2005, following a corporate name change to Great China International Holdings, Inc.

We have come a long way since the Company was founded in 1989. Today, Great China International Holdings is one of the largest non-state-owned real estate developers in Northeast China and is among the country’s first private property developers.

Our core business operates through our wholly owned subsidiary, Shenyang Maryland International Industry Co., Ltd. and focuses on premium commercial and residential real estate development and property management in Shenyang, China - one of the most dynamic property markets in the world’s fastest growing economy, with a higher growth rate than that of Beijing and Shanghai.

We currently own and manage the President Building, a twin-tower commercial building which was completed in April 2002. Among the 138 tenants, 25 tenants are Fortune 500 companies, including General Electric (China) Co., Ltd., Johnson & Johnson, Kodak and Philip Morris. The buildings have an established reputation as premium commercial space, which we believe accounts for the buildings maintaining an occupancy rate of 97%. The Company’s prior developments included the Maryland Building, Roma Resort Garden, Qiyun New Village, Peacock Garden, University Campus of Shenyang Teacher’s University, and Chenglong Garden, mostly located in the city center of Shenyang.

Result of Operation 2005 and 2004

Income from operations in 2005 was $3,623,556 compared to $4,197,563 in 2004, which represents a decrease of approximately 13.7%. The decrease is attributable primarily to a decline of approximately 15.9% in sales revenue from $24,769,116 in 2004 to $20,832,846 in 2005, while at the same time the cost of properties sold as a percentage of sales increased from 82.2% in 2004 to 89.2% in 2005. These factors were only partially offset by an increase of $789,068 in rental and building management revenue for 2005 over 2004, and a decrease in total operating expenses of $786,825 from 2004 to 2005.

The decrease in sales revenue was primarily attributable to there being to new developments or properties introduced during 2005 which resulted in a decrease of number of units sold of 28% or 71 units. In particular sales revenues for the Qiyun New Village development decreased by $4,974,199 in 2005 due to 62 less units being sold during 2005. These decreases were partially offset by increased of sales revenue of $1,305,007 from the Chenglong Garden development, which also have a higher per unit sales price than other developments that accounted for a greater proportion of the 2004 sales revenues.

The increase in the cost of properties was primarily the result of a greater percentage of sales from the Chenglong Garden development, which has a lower gross profit margin than the Qiyun New Village development which accounted for a greater percentage of the 2004 sales revenues.

Interest and finance costs in 2005 were $2,514,464 in 2005 compared to $4,139,972 in 2004, which represents a decrease 39.3%. This substantial decrease is the reason we recognized net income of $741,863 in 2005 ($929,525 after foreign currency translation adjustment) compared to a net loss of $17,288 in 2004 (a net loss of $5,211 after foreign currency translation adjustment). The decrease in interest and finance costs was primarily due to the sale certain outstanding loans totaling $21,424,168 by one of the Company’s lenders. The Company that acquired these notes in March 2005 agreed to waive future interest expense while the Company negotiates a settlement of these notes. The Company has agreed in principle to settlement arrangement that would allow for settlement of the outstanding amounts through the issuance of common stock.

Net income for 2005 is $741,863 as compared to a net loss of $17,288 for 2004. This was primarily the result of the aforementioned reductions in operating and interest expenses partially offset by lower sales and an increase in cost of goods sold as a percentage of revenues.

A significant portion of revenue, 85.2% in 2005 and 87.7% in 2004, is derived from the sale of properties from past developments. The remainder is derived from rental activity, primarily at the President Building. We consider rental income from commercial development as a stable source of revenue to fund most of our operating expenses, but our ability to generate income from operations and to pay interest and finance costs associated with our real property acquisition and development activities depends on our ability to develop and sell new residential and commercial projects on an ongoing basis. Refer to the subsequent section for a discussion of the future projects of the Company.

New Projects

Xita Project

First, pursuant to a sale and purchase agreement dated December 8, 2005, subsequently amended on December 28, 2005, the Company agreed to acquire, through Shenyang Maryland, 70 percent of the equity interest in Shenyang Xinchao Development Co. Ltd. (“Xinchao”), a Sino-Foreign joint venture corporation that owns approximately 66 percent of the land for the Xita Project, from Shenyang Yunfeng Real Estate Development Co., Lt. (“Yunfeng”). The Company agreed to acquire the remaining 30 percent equity interest in Xinchao through Silverstrand from I.R.E. Corporation Limited (“I.R.E.”), an unrelated Singapore corporation, pursuant an agreement dated December 28, 2005. The remaining approximately 34% interest in the land for the Xita Project is held by Shenyang Yindu Property Co., Ltd. (“Yindu”), also a Sino-Foreign joint venture. Pursuant to agreements dated December 28, 2005, Shenyang Maryland agreed to acquire a 70 percent interest in Yindu from Yungfeng, and Silverstrand agreed to acquire a 30% interest in Yindu from I.R.E. Following the closing of these transactions, which is expected to occur in the second quarter of 2006, the Company will hold, through its subsidiaries, 100 percent interest in the land comprising the Xita Project.

The purchase price for the interests acquired from I.R.E. is the assumption of the obligations under joint venture arrangements, which is a total of $5.5 million (RMB45 million) for both joint ventures. The purchase price for Yunfeng’s interest in Xinchao will be equal to $8.6 million (RMB70 million), which will be paid by a cash payment of $5.0 million (RMB40 million) paid on December 30, 2005; and by the assumption of the obligation of Yunfeng to make additional contributions to the joint venture in the amount of $3.7 million (RMB30 million).

The Xita Project shall be one of the two main development projects for 2006. It is an urban reconstruction development project with multi-functional developments, which is consistent with government development planning. The project is located in the Xi Ta area in the city of Shenyang and is mostly populated by ethnic Koreans. It will feature a construction area of almost 500,000 square meters, with an occupying area of approximately 101,000 square meters.

We are in the process of arranging financing and construction is estimated to require at least three years. The estimated cost of the Xita project is $207.2 million. The Company has obtained bank financing to make its initial cash payment in connection with the Xinchao acquisition and plans to obtain bank financing for the additional capital contributions as well. We are currently negotiating the terms of financing with a banking institution in China for a loan of up to RMB200 million that would bear interest at a rate 7.254% per annum, mature in December 2006, and be secured by other real estate holdings of Great China. The Company received the first RMB120 million of financing at the end of 2005 and is continuing its negotiations to obtain the remaining RMB80 million. We are now seeking joint venture partners to participate in financing the development on terms yet to be determined. Meanwhile, we are negotiating with the local government to extend the area of the land from 100,000 sqm to 160,000 sqm after approval of the initial planning by the government.

We planned to sell the residential part of the Xita project to generate sales revenue in 2007 and to hold and lease the commercial part for stable rental income after the construction is completed in 2009.

Chessboard Mountain Project

On February 27, 2006, Shenyang Jitian Property Co. Ltd. (“Jitian”), a newly formed subsidiary of the Company, was confirmed as the highest bidder in a public auction of approximately 420,317 m2 of land designated for residential and commercial development in Chessboard Mountain International Tourism Development District, Shenyang City. The total purchase price for the property is approximately $56.7 million. Jitian intends to use primarily bank financing for the transaction and is in the process of negotiating extended payment terms with the Land Reserve Exchange Center, which is the agency that offered the property for auction. The Company’s goal is to negotiate an arrangement by the end of June 2006. If we fail to negotiate extended payment terms and make the required payments when due, we shall forfeit the deposits and interest on the property, and will be required to pay the cost of another auction for the property, and may be subject to claims for other damages and costs.

Since the land has already been cleared, construction may commence immediately after financing is arranged. If we succeed in our negotiations with the Land Reserve Exchange Center, we plan to start pre-sales by October 2006, and estimate that it will take approximately four years to sell and build out the project.

Seasonality Effect

The seasonality effect is significant in the North of China owing to the cold weather. Together with the two-week Chinese New Year holiday in January or February, according to the Chinese calendar, the real estate market in North China is at its lowest from January to March every year. This impairs or diminishes our development activity and results of operations in first calendar quarter. Development and sales activity normally picks up in late March and peaks in May to over the summer to October, catching the crowd purchase during the Labor holiday in May and the National holiday in October.

Liquidity and Capital Resources

The Company was in default on $43,877,928 of bank loans as of December 31, 2005. These loans are treated as a current liability and as a result the Company had a working capital deficit of $31,337,095 as of December 31, 2005. The Company’s ability to continue as a going concern is dependent on the ability to renegotiate an extension of the bank debt maturities. The financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in the normal course of business at amounts different from those reflected in these financial statements

Substantially all of the Company’s bank accounts are in banks located in the PRC and are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S banks.

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and clients and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Accounts receivable totaling $324,738 as of December 31, 2005, were collateralized by real estate.

At December 31, 2005 the Company had $482,548 in restricted cash. Pledged bank deposits, which are restricted, bear interest at 0.06% per month and in accordance with the terms and conditions of the banking facilities agreed with banks to provide mortgage loan facilities to buyers of properties developed by the Company, the Company agreed to place guarantee fund deposits of not less than 5% to 10% of the total outstanding mortgage loans extended to properties buyers and to guarantee the repayments of the mortgage loans, As of December 31, 2005, the bank had released the Company from its loan guarantees but would not release the restricted funds until such time as the Company became current on its past due notes. Substantially all of the Company’s cash is held in financial institutions in China and are not protected by FDIC insurance or any other form of guaranteed payment.

For the year ended December 31, 2005 the Company’s unrestricted cash balances increased by $10,077,366. This increase was due to the following factors:

Operating

Net cash flow provided by operating activities decreased by $8,525,280, or 62.6%, to $5,090,891 in 2005 from $13,616,171 in 2004. This was the result of a higher number of sales during 2004 and lower cash receipts from advances from buyers during 2005 due to there being no new projects available for pre-sales.

Investing

Cash paid for fixed assets decreased $4,902,710 to $4,286,031 in 2005 from $9,188,741 in 2004. This decrease is attributable to the continued development of existing properties, with no development of new properties in 2005. Additionally during 2005, the Company transferred assets totaling $2,905,528 from construction in progress.

Financing

During 2005 financing activities provided cash proceeds of $12,178,034, which represented an increase of $17,032,273 as compared to 2004. The primary factor in this increase was borrowings which totaled $15,219,295 for 2005 as compared to nil in 2004. Additionally cash used to repay loans decreased by $3,109,674, or 64.1%, to $1,744,565 in 2005 from $4,854,239 in 2004.

Critical Accounting Policies

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and the following is a summary of significant accounting policies:

Consolidation policy – All significant inter-company transactions and balances within the Company are eliminated in consolidation.

Cash and equivalents – The Company considers all highly liquid debt instruments purchased with maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheet for cash and cash equivalents approximate their fair value. Substantially all of the Company’s cash is held in the PRC and is not protected by FDIC or any other form of insurance.

Accounts receivable - Provision is made against accounts receivable to the extent which they are considered to be doubtful. Accounts receivable in the balance sheet is stated net of such provision. As of December 31, 2005, the provision for doubtful debts amounted to $1,108,055.

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

Deferred Income – Revenues from the sale of goods or services is recognized on time apportionment basis when goods are delivered or services are rendered. Receipts in advance for goods to be delivered or services to be rendered in the subsequent year are carried forward as deferred revenue.

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

Income Recognition – Revenue from the sale of properties is recognized when the following four criteria are met: (1) a sale is consummated (2) the buyers initial and continuing investments are adequate to demonstrate a commitment to pay for the property, (3) the seller’s receivable is not subject to future subordination and (4) the seller has transferred to the buyer the usual risks and rewards of ownership in a transaction that is in substance a sale and does not have a substantial continuing involvement with the property. Rental income comprises rental income from Qiyun New Garden and President Building. Rental and building management income is recognized on an accrual basis. Interest income is recognized when earned, taking into account the average principal amounts outstanding and the interest rates applicable.

Cost of properties sold – The cost of goods sold includes the carrying amount of the properties being sold and the business taxes paid by the Company in connection with the sales. Business taxes included in cost of sales were $1,313,971 and $1,599,027 for the years ended December 31, 2005 and 2004.

Foreign currencies - The Company’s principal country of operations is in The People’s Republic of China. The financial position and results of operations of the Company are determined using the local currency (“Renminbi” or “Yuan”) as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange ruling at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US Dollars”) are dealt with as an exchange fluctuation reserve in shareholders’ equity. Historically the local currency’s exchange rate had been tied to the US Dollar at a rate of approximately 8.28 Yuan per US Dollar. Effective July 21, 2005, the Yuan was revalued to an effective exchange rate of approximately 8.11 Yuan per US Dollar. Subsequent to the revaluation the Yuan has been allowed to float within a specified range. As of December 31, 2005 the exchange rate was 8.11 Yuan per US Dollar.

Taxation – Taxation on overseas profits has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the countries in which the Company operates. Provision for The People’s Republic of China enterprise income tax is calculated at the prevailing rate based on the estimated assessable profits less available tax relief for losses brought forward.

Enterprise income tax - Under the Provisional Regulations of The People’s Republic of China Concerning Income Tax on Enterprises promulgated by the State Council and which came into effect on January 1, 1994, income tax is payable by enterprises at a rate of 33% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. Enterprise income tax (“EIT”) is provided on the basis of the statutory profit for financial reporting purposes, adjusted for income and expense items, which are not assessable or deductible for income tax purposes.

Value added tax - The Provisional Regulations of The People’s Republic of China Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of the PRC Concerning Value Added Tax, value added tax is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC. Value added tax payable in The People’s Republic of China is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year.

Deferred taxes – Deferred taxes are accounted for at the current tax rate in respect of timing differences between profit as computed for taxation purposes and profit as stated in the accounts to the extent that a liability or asset is expected to be payable or receivable in the foreseeable future.

Fair value of financial instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as at December 31, 2005, because of the relatively short-term maturity of these instruments.

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

ITEM 7. FINANCIAL STATEMENTS

The Company’s financial statements appear at the end of this report beginning with the Index to Financial Statements on page 33.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective February 15, 2006, the Company engaged Murrell, Hall, McIntosh & Co. PLLP (“MHM”), as its independent registered accounting firm to audit the financial statements of Great China International for the fiscal year ended December 31, 2005. At the time of the engagement, HJ Associates & Consultants, LLP, the firm that audited the financial statements of the Company for the year ended December 31, 2004, was dismissed by the Company. MHM has been engaged as the independent accounting firm for the Company’s subsidiary, Silverstrand International Holding Ltd., which the Company acquired in 2005. In the interest of expediency and cost, the board of directors of the Company determined to make the change in accounting firms for the parent company, Great China International Holdings, Inc.

HJ Associates & Consultants performed audits of the Company’s financial statements for each of the years ended December 31, 2004 and 2003. Their audit reports did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the two-year period ended December 31, 2004, and from that date through February 15, 2006, there have been no disagreements between the Company and HJ Associates & Consultants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused HJ Associates & Consultants to make reference to the subject matter of such disagreements in connection with their reports for each of the years ended December 31, 2004 and 2003. In connection with its audits for each of the fiscal years ended December 31, 2004 and 2003, and through February 15, 2006, there were no reportable events (as defined in Regulation S-B Item 304(a)(1)(iv)(B)).

During the two most recent fiscal years and through the date hereof, neither the Company nor any one on behalf of the Company has consulted with MHM regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any other matters required to be disclosed under Item 304(a)(1)(iv) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2005, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and officers

Set forth in the table below are the names, ages and positions of our current directors and executive officers. With the exception of Mr. Jiang Fang and Mr. Jiang Peng, who are brothers, none of our directors or executive officers has any family relationship to any other director or executive officer.

Name	Age	Positions	Since
Jiang Fang	51	Chairman of the Board	2005
Deng Zhiren	56	Chief Executive Officer	2006
Jiang Peng	43	Director	2005
Duan Jing Shi	54	Director	2005
Li Guang Hua	46	Director	2005
Wang Li Rong	43	Director, Chief Financial Officer, Secretary	2005

All executive officers are elected by the Board and hold office until their successors are duly elected and qualified. Each Director is elected by the stockholders and serves until resignation or election of a successor by the stockholders.

Biographies

The following is information on the business experience of each of the new officers.

Jiang Fang has served for the past five years as the Chairman and a Director of Silverstrand International and its subsidiary, Shenyang Maryland International Industry Company Limited. Mr. Jiang was the founder of Shenyang Maryland International Industry Company Limited and is the brother of Mr. Jiang Peng.

Deng Zhiren joined Great China in the capacity of chief business advisor in November 2005. From the beginning of 2004 until he joined Great China in November 2005, he was engaged as the chief consultant and then the CEO for a real estate development project, Sichuan Exposition Development Ltd. From 2003 to 2004 Mr. Deng was the chief consultant to Beijing Junefield Group, and for three years prior to 2003 Mr. Deng was the CEO of Beijing X&D Property Consultants Ltd, which participated in the strategic planning and sales of over 70 real estate projects in China.

Jiang Peng has served for the past five years as the Director of Silverstrand International and its subsidiary, Shenyang Maryland International Industry Company Limited. Mr. Jiang has general supervisory responsibility for Silverstrand International and its projects.

Duan Jingshi has served as a Director of Silverstrand International and its subsidiary, Shenyang Maryland International Industry, since January 2002, and has responsibility for real property development. For over two years prior to January 2002 he served as President of Shenyang Normal University.

Li Guang Hua has served as a Director of Silverstrand International and its subsidiary, Shenyang Maryland International Industry Company Limited since 1992. Mr. Li has responsibility for project sales and management.

Wang Li Rong has served as a Director of Silverstrand International and its subsidiary, Shenyang Maryland International Industry Company Limited since 1995. Ms. Wang manages finance and accounting for Silverstrand International.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of copies of such reports and written representations from the Company’s executive officers and directors, and greater than ten-percent beneficial owners, the Company believes that its executive officers and directors complied with all Section 16(a) filing requirements during the fiscal year ended December 31, 2005.

Code of ethics

The Company has adopted a code of ethics applicable to its executive officers and directors. A copy of the Company’s Code of Ethics is filed herewith as Exhibit 14.1.

ITEM 10. EXECUTIVE COMPENSATION

The following table contains information concerning the two persons who served in the capacity of chief executive officer for the Company during fiscal year 2005.

Summary Compensation Table

	Year	Annual Compensation
Name and Principal Position		Salary ($)	Bonus ($)
Jiang Fang (1)	2005	28,600	-0-
President and Chief Executive Officer

Wayne M. Rogers (2)	2005	6,000	-0-
President	2004	12,000	-0-
	2003	12,000	-0-

(1)	Jiang Fang became the Company’s Chief Executive Officer and President on July 5, 2005. The amount of compensation stated in the table is the total amount of salary paid to Mr. Jiang by Shenyang Maryland and the Company in 2005.
(2)	Wayne M. Rogers served as the Company’s president until July 5, 2005.

Shenyang Maryland entered into a standard form employment agreement with Jiang Fang, the term of which runs from January 1, 2003 to December 31, 2007, which provides for annual compensation of $28,600 (RMB230,000) but does not contain any unusual severance or early termination provisions.

In March 2006, the Company entered into a five year employment agreement with Deng Zhiren, the Chief Executive Officer, will be paid a monthly salary of $3,730 (RMB30,000). In consideration of his agreement to accept the position and an inducement to apply his best efforts to advance the business of Great China and its success, he was granted an option to purchase 572,491 shares of the common stock of Great China at a purchase price of $6.00 per share that vest in five equal increments beginning with the date of issuance in March 2005 and the following four anniversary dates. The options are exercisable over a term of five years from the date of vesting.

There were no options outstanding to purchase any of the Company’s common stock at December 31, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 15, 2006, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock. The address of each person listed is C Site 25-26F President Building, No. 69 Heping North street, Heping District, Shenyang 110003, People’s Republic of China.

Name and Address	Number of Shares	Percent of Class
Jiang Fang	8,178,447	74.0
Deng Zhiren (1)	114,498	1.0
Jiang Peng	1,010,233	9.2
Duan Jingshi	101,024	1.0
Li Guang Hua	101,024	1.0
Wang Li Rong	101,024	1.0
All executive officers and directors as a group (6 persons)	9,606,250	87.2

(1)	Mr. Deng holds an option to purchase 572,491 shares of the common stock of Great China at a purchase price of $6.00 per share that vest in five equal increments beginning with the date of issuance in March 2005 and the following four anniversary dates. The number of shares stated is the currently vested portion of the option.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation plans approved by security holders	None	Not Applicable	None
Equity compensation plans not approved by security holders	None	Not Applicable	None
Total	None	Not Applicable	None

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Silverstrand acquired all of the share capital of Shenyang Maryland for $5.1 million (RMB41.5 million), payable in five installments over a period of eighteen months, as follows: first installment of $3.1 million due May 23, 2004; second installment of $1.0 million due May 23, 2005; and third installment of $1.0 million due November 23, 2005.

Of the total amount, approximately $4.4 million remains outstanding and payable to Jiang Fang, the Company’s Chairman, Chief Executive Officer and President, $500,000 was paid to Jiang Peng, the Company’s Executive Vice-President, and $50,000 was paid to each of Duan Jing Shi, Li Guang Hua, and Wang Li Rong, each of whom are directors and officers of the Company.

On March 5, 2005, the Company issued two convertible notes, each in the principal amount of $36,000, to Wayne M. Rogers and Jack Gertino in payment of accrued compensation. Both Mr. Rogers and Mr. Gertino were officers and directors of the Company at the time of issuance of the notes. Each note has a two-year term, bears interest at the rate of 6% per annum, and the principal amount thereof is convertible into approximately 220,030 shares of the Company’s common stock. These notes were converted to equity in 2005.

Pursuant to a sale and purchase agreement dated December 8, 2005 and subsequently amended on December 28, 2005, the Company agreed to acquire, through Shenyang Maryland, 70 percent of the equity interest in Shenyang Xinchao Development Co. Ltd. (“Xinchao”), a Sino-Foreign joint venture corporation that was formed for the purpose of owning and developing the Xita Project. The interest in Xinchao if being acquired from Shenyang Yunfeng Real Estate Development Co. Ltd. (“Yunfeng”), which is owned and controlled by Jiang Fang and Jiang Peng, who are officers, directors, and principal stockholders of the Company. Under the terms of the agreement as amended, the purchase price of the Xinchao interest will be equal to $8.7 million (RMB70 million), which will be paid as follows: (i) by the cash payment of $5.0 million (RMB40 million) by February 28, 2006; and (ii) by the assumption of the obligation of Yunfeng to make additional contributions to the joint venture in the amount of $3.7 million (RMB30 million). The Company obtained bank financing for the initial cash payment and plans to obtain bank financing for the additional capital contributions as well. It is currently negotiating the terms of financing with a banking institution in China for a loan of up to RMB200 million that would bear interest at a rate 7.254% per annum, mature in December 2006, and be secured by other real estate holdings of Great China. Great China has received a preliminary commitment of RMB120 million and is continuing its negotiations to obtain a commitment for the full RMB200 million.

Amounts due from related parties as at December 31, 2005 consist of amounts due from Yunfeng of $586,869 and from Shenyang Yin Du Property Limited Company (“Yin Du”) of $1,399,281. The amount from Yunfeng represented the excess of the land use right cost received on behalf of Xinchao against the payments made by Yun Feng during the year. The land use right cost was refunded by Shenyang City Planning and Land Resources council because of a revision of the land use right cost. The amount due from Yin Du represented Yin Du’s share of a payment for the purchase of the land use right cost; as the registration of Yin Du had not yet been approved and funding of the company’s registered capital had not yet occurred, Xinchao paid the amount on behalf of Yin Du.

ITEM 13. EXHIBITS

The following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	Title of Document
3.1	Articles of Incorporation (1)

3.2	Articles of Amendment effective September 15, 2005

3.3	Bylaws (1)

10.1	Stock Exchange Agreement dated March 8, 2005 by and among the Company, Silverstrand International Holdings Limited, Jiang Fang, Jiang Peng, Duan Jin Shai, Li Guong Hua and Wang Li Rong (2)

10.2	Convertible Note dated March 5, 2005 issued to Wayne M. Rogers (2)

10.3	Convertible Note dated March 5, 2005 issued to Jack M. Gertino (2)

10.4	Stock Right Transfer Agreement dated October 18, 2004 among Silverstrand International Holdings Limited and each of Jiang Fang, Jiang Peng, Duan Jing Shi, Li Guang Hua and Wang Li Rong

10.5	Sales and Purchase Contract dated December 8, 2005 between Shenyang Yunfeng Real Estate Development Co. Ltd. and Shenyang Maryland International Industry Co. Ltd.

10.6	Amendment dated December 28, 2005 to Sales and Purchase Contract dated December 8, 2005 between Shenyang Yunfeng Real Estate Development Co. Ltd. and Shenyang Maryland International Industry Co. Ltd.

10.7	Sales and Purchase Contract dated December 28, 2005 between Silverstrand International Holdings Limited and I.R.E. Corporation Limited (Ref. No. HT-2005-12003)

10.8	Sales and Purchase Contract dated December 28, 2005 between Silverstrand International Holdings Limited and I.R.E. Corporation Limited (Ref. No: HT-2005-12004)

10.9	Sales and Purchase Contract dated December 28, 2005 between Shenyang Maryland International Industry Co. Ltd. and Shenyang Yunfeng Real Estate Development Co. Ltd.

10.10	Form of Executive Employment Agreement with Shenyang Maryland International Industrial Co. Ltd.

10.11	Property Management Agreement dated March 18, 2004 with respect to the President Building between Shenyang Maryland International Industry Co., Ltd. and Jones Lang Lasalle

10.12	Development Agreement dated April 26, 2004 between The People’s Government of Heping District, Shenyang, China and Shenyang Maryland International Industrial Co., Ltd.

10.13	Employment Agreement with Deng Zhiren (3)

10.14	Form of option issued to Deng Zhiren and Tang Yee Kwan (3)

10.15	Form of Regulation S Subscription Agreement – February 2006

10.16	Form of Registration Rights Agreement – February 2006

14.1	Code of Ethics

16.1	Letter from HJ Associates & Consultants, LLP, dated March 28, 2006 (4)

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certifications of Chief Executive Officer and Chief Financial Officer

(1)	These exhibits are incorporated herein by this reference to the Company’s registration statement on Form 10-SB, filed with the Securities and Exchange Commission on August 21, 1997.
(2)	These exhibits are incorporated herein by this reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 25, 2005.
(3)	These exhibits are incorporated herein by this reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2006.
(3)	This exhibit is incorporated herein by this reference to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 28, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, :

	Year ended December 31, 2005		Year ended December 31, 2004
1. Audit fees	US$	88,456	US$	4,200
2. Audit-related fees		—		—
3. Tax fees				—
4. All other fees		—		—

Totals	US$	88,456	US$	4,200

The Company has no formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors is the Company’s de facto audit committee.

In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors’ independence as required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees.” The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors’ independence. The Board also discussed with management, the internal auditors, if any, and the Company’s independent auditors the quality and adequacy of the Company’s internal controls. The Board reviewed with the independent auditors their management letter on internal controls, if one was issued by the Company’s auditors.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees”.

The Board reviewed the audited consolidated financial statements of the Company as of and for the years ended December 31, 2005 and 2004, with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company’s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company’s audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2005, for filing with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: April 13, 2006	By	/s/ Deng Zhiren
Deng Zhiren, Chief Executive Officer
(Principal Executive Officer)

Date: April 13, 2006	By	/s/ Wang Li Rong
Wang Li Rong, Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 13, 2006	/s/ Jiang Fang
Jiang Fang, Director

Date: April 13, 2006	/s/ Jiang Peng
Jiang Peng, Director

Date: April 13, 2006	/s/ Duan Jingshi
Duan Jingshi, Director

Date: April 13, 2006	/s/ Li Guang Hua
Li Guang Hua, Director

Date: April 13, 2006	/s/ Wang Li Rong
Wang Li Rong, Director

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements

Great China International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Great China International Holdings, Inc. as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great China International Holdings, Inc. as of December 31, 2005 and the results of its consolidated operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a working capital deficit of $31,277,095 and was in default on $43,877,928 of bank loans as of December 31, 2005. These matter, among others as discussed in Note 2 to the financial statements, raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Murrell, Hall, McIntosh & Co., PLLP

April 11, 2006

Oklahoma City, Oklahoma

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF

SILVERSTRAND INTERNATIONAL HOLDINGS LIMITED AND SUBSIDIARY

(LATER KNOWN AS GREAT CHINA INTERNATIONAL HOLDINGS, INC.)

We have audited the accompanying consolidated statements of operations, retained earnings, and cash flows for the year ended December 31, 2004 of Silverstrand International Holdings Limited and its subsidiaries (later known as Great China International Holdings, Inc.) (the “Company”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Silverstrand International Holdings Limited and its subsidiaries (later known as Great China International Holdings, Inc.) for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Eva Yi–Fang Tsai
Eva Yi–Fang Tsai

e-Fang Accountancy Corp., & CPA

Certified Public Accountants

City of Industry, USA

September 15, 2005

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2005

ASSETS

Current assets:
Cash and equivalents	$10,896,807
Restricted cash	482,548
Accounts receivable
Trade, net of allowance of $1,108,055	430,916
Refund due from contractors	3,536,692
Advances to employees	92,504
Properties held for resale	16,905,441
Prepaid expenses	1,323,388
Loan costs, net of amortization of $16,215	723,612

Total current assets	34,391,908

Property and equipment:
Land and buildings	38,741,835
Motor vehicles	1,016,640
Office furniture and equipment	383,420

40,141,895
Less accumulated depreciation, depletion, and amortization	(4,200,198)

35,941,697

Construction in progress	2,905,528

Total assets	$73,239,133

See accompanying notes to financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,433,566
Deposits held	854,924
Advances from buyers	2,817,556
Taxes payable	654,769
Short-term loans	58,672,627
Current portion of long-term debt	2,625,647

Total current liabilities	67,059,089

Long term debt, net of current portion shown above	3,266,003

Total liabilities	70,325,092

Stockholders’ equity:
Common stock, $.001 par value 50,000,000 share authorized, 11,097,466 issued and outstanding at December 31, 2005	11,098
Additonal paid in capital	1,550,878
Retained earnings	2,285,836
Accumulated other comprehensive income	199,739

Total stockholders’equity before advances offset	4,047,551
Advances to directors and affiliated companies	(1,133,510)

Total stockholders’ equity, net of advances offset	2,914,041

Total liabilities and stockholders’ equity	$73,239,133

See accompanying notes to financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Revenues
Sales	$20,832,846	$24,769,116
Rental and building management income	5,691,262	4,902,194

Total revenues	26,524,108	29,671,310

Cost of Properties Sold	18,579,749	20,366,119

Gross profit	7,944,359	9,305,191

Selling, General and Administrative Expenses:
Operating and selling expenses	485,313	2,153,379
Administrative expenses	2,280,013	967,634
Depreciation	1,555,477	1,986,615

Total expenses	4,320,803	5,107,628

Income from operations	3,623,556	4,197,563

Other income (expense)
Interest and finance costs	(2,514,464)	(4,139,972)

Total other income (expense)	(2,514,464)	(4,139,972)

Income before income taxes	1,109,092	57,591

Provision for income taxes	367,229	74,879

Net income (loss)	741,863	(17,288)

Other comprehensive income:
Foreign currency translation adjustment	187,662	12,077

Total comprehensive income	$929,525	$(5,211)

Basic and diluted net income (loss) per common share	$0.07	$(0.00)

Weighted average basic and diluted shares outstanding	10,777,436	10,557,406

See accompanying notes to financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholder’s Equity
	Shares	Amount
Balance, December 31, 2003	455,073	$1,737	$1,451,410	$—	$1,843,563	$3,296,710
Transfer to capital reserve		—	119,116	—	(119,116)	—
Net income for the year ended December 31, 2004		—	—	—	(17,288)	(17,288)
Other comprehensive income:
Change in exchange rate fluctuation reserve				12,077		12,077

Balance, December 31, 2004	455,073	1,737	1,570,526	12,077	1,707,159	3,291,499
Dividend paid					(163,186)	(163,186)
Conversion of debt to equity	540,060	44	69,956			70,000
Effects of recapitalization	10,102,333	9,317	(89,604)	—		(80,287)
Net income for the year ended
December 31, 2005		—	—	—	741,863	741,863
Other comprehensive income:
Change in exchange rate fluctuation reserve				187,662		187,662

Balance, December 31, 2005	11,097,466	$11,098	$1,550,878	$199,739	$2,285,836	$4,047,551

See accompanying notes to financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Cash flows from operating activities:
Net income	$741,863	$(17,288)
Adjustments to reconcile net income to operating activities -

Depreciation, depletion and amortization	1,646,161	1,986,615
Foreign currency translation adjustment	187,662	12,077
Provision for doubtful accounts	380,917	572,584

Changes in assets and liabilites:
(Increase) decrease in -

Accounts receivable and other receivable	(107,552)	(2,697,569)
Amounts due from related parties, net	(2,658,985)	(2,162,485)
Advances to suppliers	(1,967,923)	(6,493)
Accounts payable and other payables	(3,204,643)	(12,671,689)
Advances from buyers	(10,461,701)	1,605,861
Properties held for resale	19,693,300	28,511,972
Restricted cash	313,790	(73,665)
Income and other taxes payable	528,002	(1,443,749)

Net cash provided by operating activities	5,090,891	13,616,171

Cash flows from investing activities:
Purchase/(transfer) of fixed assets	(4,286,031)	(9,188,741)
Transfer from construction-in-progress	(2,905,528)	—

Net cash (used in) investing activities	(7,191,559)	(9,188,741)

Cash flows from financing activities:
Borrowings	15,219,295	—
Loan repayments	(1,744,565)	(4,854,239)
Dividends paid	(163,186)	—
Advances to directors and affiliated companies	(1,133,510)	—

Net cash provided by (used in) financing activities	12,178,034	(4,854,239)

Net increase (decrease) in cash and cash equivalents	10,077,366	(426,809)
Cash and cash equivalents, beginning of period	819,441	1,246,250

Cash and cash equivalents, end of period	$10,896,807	$819,441

Supplemental disclosures of Cash Flow information:
Interest paid, net of capitalized amounts	$1,880,670	$2,677,948

Income taxes paid	$607,457	$170,550

Transfer of stock of properties to fixed assets	$3,671,990	$6,335,842

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the 12 months ended December 31, 2005, the Company transferred 40 units of the President Building to fixed assets at a cost of $3,671,990 from properties held for resale.

During the 12 months ended Decemer 31, 2004, the Company transferred 120 units of the President Building to fixed assets at a cost of $6,335,842 from properties held for resale

During the 12 months ended December 31, 2005, $72,000 of long-term debt was converted into 440,060 shares of common stock in connection with the recapitalization of the Company

See accompanying notes to financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

1.	Description of Business

Nature of Organization

Great China International Holdings, Inc, (the “Company “) was incorporated in the State of Nevada on December 4, 1987, under the name of Quantus Capital, Inc., and in 1992, it changed its name to Red Horse Entertainment Corporation. Effective July 5, 2005, the Company completed the acquisition of Silverstrand International Holdings Limited (“Silverstrand”), a Hong Kong limited liability company, by issuing 10,102,333 shares of its common voting stock to the former stockholders of Silverstrand in exchange for all of the capital stock of Silverstrand. For financial reporting purposes the acquisition was treated as a recapitalization of Silverstrand. On September 15, 2005, the Company changed its name to Great China International Holdings, Inc. Prior to its acquisition of Silverstrand, the Company was not engaged in active business operations.

Silverstrand was incorporated on September 30, 2004 in Hong Kong Special Administrative Region, in the People’s Republic of China with an authorized capital of $12,820,513 divided in 100 million ordinary shares of par value $0.12 per share.

During October of 2004, Silverstrand acquired all of the outstanding capital of Sheynang Maryland for $5,000,000, payable to its former owners as follows:

•	Jiang Fang as to $4,350,000;

•	Jiang Peng as to $500,000 ; and,

•	Pay $50,000 to each of Dang Jing Shi, Li Guang Hua and Wang Li Rong

On November 23, 2004 the Ministry of Commerce and Business Registration issued a business registration certificate approving Shenyang Maryland reclassification to a wholly owned foreign enterprise.

Pursuant to several agreements dated December 8, 2005 and December 28, 2005, the Company, through its subsidiaries, agreed to acquire in 2006 a 100% interest in the land for the Xita Project. First, pursuant to a sale and purchase agreement dated December 8, 2005, subsequently amended on December 28, 2005, the Company agreed to acquire, through Shenyang Maryland, 70 percent of the equity interest in Shenyang Xinchao Development Co. Ltd. (“Xinchao”), a Sino-Foreign joint venture corporation that owns approximately 66 percent of the land for the Xita Project, from Shenyang Yunfeng Real Estate Development Co., Lt. (“Yunfeng”). The Company agreed to acquire the remaining 30 percent equity interest in Xinchao through Silverstrand from I.R.E. Corporation Limited (“I.R.E.”), an unrelated Singapore corporation, pursuant an agreement dated December 28, 2005.

The remaining approximately 34% interest in the land for the Xita Project is held by Shenyang Yindu Property Co., Ltd. (“Yindu”), also a Sino-Foreign joint venture. Pursuant to agreements dated December 28, 2005, Shenyang Maryland agreed to acquire a 70 percent interest in Yindu from Yungfeng, and Silverstrand agreed to acquire a 30% interest in Yindu from I.R.E. Following the closing of these transactions, which is expected to occur in the second quarter of 2006, the Company will hold, through its subsidiaries, 100 percent interest in the land comprising the Xita Project.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Shenyang Xin Chao Property Company Limited (Xin Chao) was registered on August 16, 2005 in Shenyang, Liaoning Province, in the People’s Republic of China with a registered capital of $12,330,456 (Rmb.100,000,000) and a defined period of existence of 11 years to August 15, 2016. Xin Chao was formed to develop a certain tract of property located in the Hepng District of Shenyang, and will feature a construction area of almost 500,000 square meters with an occupying area of approximately 101,000 square meters.

Shenyang Xin Chao Property Company Limited (Xin Chao) was registered on August 16, 2005 in Shenyang, Liaoning Province, in the People’s Republic of China with a registered capital of $12,330,456 (Rmb.100,000,000) and a defined period of existence of 11 years to August 15, 2016. Xin Chao was formed to develop a certain tract of property locacted in Xi Ta district of Shenyang, China.

The Company engages in the development and sale of high quality private residential properties and commercial building for lease in the City of Shenyang, China. Shenyang Maryland, the Company’s indirect wholly-owned subsidiary, was one of the first private property developers and retailers in China, and, according to the statistical information on sales of construction area as published by Shenyang Statistical Authority, Shenyang Maryland was the ninth largest private property developer in Shenyang City in 2004. For the year ended December 31, 2005, the proceeds from the sales of properties constituted 78 percent of the total revenue, with the remaining revenue consisting primarily of rental income. For the year ended December 31, 2004, the proceeds from the sales of properties constituted 84 percent of the total revenue. As of December 31, 2005, 74 percent of the available units had been sold and 17 percent were leased.

2.	Going concern

The Company was in default on $43,877,928 of bank loans as of December 31, 2005. These loans are treated as a current liability (Note 9) and as a result the Company had a working capital deficit of $31,337,095 as of December 31, 2005. The Company’s ability to continue as a going concern is dependent on the ability to renegotiate an extension of the bank debt maturities.

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

3.	Summary of significant accounting policies

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and the following is a summary of significant accounting policies:

Consolidation policy – All significant inter-company transactions and balances within the Company are eliminated in consolidation.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Cash and equivalents – The Company considers all highly liquid debt instruments purchased with maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheet for cash and cash equivalents approximate their fair value. Substantially all of the Company’s cash is held in the PRC and is not protected by FDIC or any other form of insurance.

Accounts receivable - Provision is made against accounts receivable to the extent which they are considered to be doubtful. Accounts receivable in the balance sheet is stated net of such provision. As of December 31, 2005, the provision for doubtful debts amounted to $1,108,055.

Intangible assets – Intangible assets represent land use rights in the People’s Republic of China and are stated at costs or valuation less accumulated amortization. Amortization is calculated on a straight-line basis to write off the cost over the lease term of the land use rights.

Related companies – A related company is a company in which a director has a beneficial interest in and in which the Company has significant influence.

Deferred Income – Revenues from the sale of goods or services is recognized on time apportionment basis when goods are delivered or services are rendered. Receipts in advance for goods to be delivered or services to be rendered in the subsequent year are carried forward as deferred revenue.

Properties held for sale – Properties held for sale are comprised of properties held for sale and repossessed properties held for resale and are stated at the lower of cost or net realizable value. Cost includes acquisition costs of land use rights, development expenditures, interest costs and any overhead costs incurred in bringing the developed properties to their present location and condition.

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

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized during the years ended December 31, 2005 or 2004.

As of December 31, 2005 fixed assets totaling $31,098,659 have been pledged as securities to various banks in respect of borrowings totaling $58,304,562 and mortgage loans of $5,891,650.

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

Rental and building management income comprises rental and building management income from Qiyun New Garden and President Building. Rental income is recognized on an accrual basis.

Interest income is recognized when earned, taking into account the average principal amounts outstanding and the interest rates applicable.

Cost of properties sold – The cost of goods sold includes the carrying amount of the properties being sold and the business taxes paid by the Company in connection with the sales. Business taxes included in cost of sales were $1,313,971 and $1,599,027 for the years ended December 31, 2005 and 2004.

Foreign currencies - The Company’s principal country of operations is in The People’s Republic of China. The financial position and results of operations of the Company are determined using the local currency (“Renminbi” or “Yuan”) as the functional currency. The

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange ruling at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US Dollars”) are dealt with as an exchange fluctuation reserve in shareholders’ equity.

Historically the local currency’s exchange rate had been tied to the US Dollar at a rate of approximately 8.28 Yuan per US Dollar. Effective July 21, 2005, the Yuan was revalued to an effective exchange rate of approximately 8.11 Yuan per US Dollar. Subsequent to the revaluation the Yuan has been allowed to float within a specified range. As of December 31, 2005 the exchange rate was 8.11 Yuan per US Dollar.

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

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Deferred taxes – Deferred taxes are accounted for at the current tax rate in respect of timing differences between profit as computed for taxation purposes and profit as stated in the accounts to the extent that a liability or asset is expected to be payable or receivable in the foreseeable future.

Earnings Per Share – Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As of December 31, 2005 and 2004, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share. For presentation purposes, earning per share for 2004 and 2005 were computing assuming the reorganization and conversion of debt that took place in connection with the reorganization occurred on January 1, 2004.

Fair value of financial instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as at December 31, 2005, because of the relatively short-term maturity of these instruments.

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

Recent accounting pronouncements

SFAS 123(R), SFAS 151, SFAS 152, SFAS 153 and SFAS 154 – SFAS 123 (R), Share Based Payment replaces SFAS 123, Accounting for Stock-Based Compensation, SFAS No. 151, Inventory Costs - an amendment of ARB No. 4 and SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67, SFAS No. 153, Exchange of Non-monetary Assets - an amendment of APB Opinion No. 29 and SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB No. 20 and SFAS 3 were recently issued. SFAS No. 123(R), 151, 152, 153 and 154 have no current applicability to the Company and have no effect on the consolidated financial statements.

Reclassifications – Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

4.	Concentrations of business and credit risk

Substantially all of the Company’s bank accounts are in banks located in the PRC and are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S banks.

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and clients and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Accounts receivable totaling $324,738 as of December 31, 2005, were collateralized by real estate.

5.	Cash and equivalents

At December 31, 2005 the Company had $482,548 in restricted cash. Pledged bank deposits, which are restricted, bear interest at 0.06% per month and in accordance with the terms and conditions of the banking facilities agreed with banks to provide mortgage loan facilities to buyers of properties developed by the Company, the Company agreed to place guarantee fund deposits of not less than 5% to 10% of the total outstanding mortgage loans extended to properties buyers and to guarantee the repayments of the mortgage loans, As of December 31, 2005, the bank had released the Company from its loan guarantees but would not release the restricted funds until such time as the Company became current on its past due notes.

Substantially all of the Company’s cash is held in financial institutions in China and are not protected by FDIC insurance or any other form of guaranteed payment.

6.	Properties held for resale

Properties held for resale at December 31, 2005 by project is as follows:

Qiyun New Village	$3,299,431
Peacock Garden	494,920
Chenglong Garden	10,050,244
President Building	2,701,281
Maryland Building	225,943
Others	133,622

Total	$16,905,441

At of December 31, 2005 the carrying values of stock of properties of $16,194,522 have been pledged as security for the Company’s bank loans and mortgage loans. (notes 9 and 10)

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

7.	Amounts due from/(to) related parties

The amounts due from/(to) related parties at December 31, 2005 are as follows:

Affiliated Companies
YunFeng Real Estate Development Co., Ltd.	4,443,422
Shenyang Peng Yuan Concrete Mfy.	—
Shengyang Concrete Co.	812,925
Laoning Concrete Co.	(472,975)
Shenyang Yin Due Property Limited Company	1,399,281

Directors
Frank Jiang Fang	(5,059,423)
Jiang Fang	10,280

Total net balance due from affiliates	$1,133,510

The amounts due are unsecured, interest free and have no fixed repayment terms.

8.	Other tax payables/(refundable)

Business tax	$321,698
Income tax	254,681
Land appreciation tax	103,484
Stamp duty	(846)
City construction tax	(45,872)
Education surcharge	(23,612)
Urban education surcharge	(2,553)
Property tax	47,789

Total	$654,769

9.	Short-term loans

Short term and delinquent notes as of December 31, 2005 are as follows:

Secured bank loans	$58,304,562
Non-interest bearing note to third party	368,065

$58,672,627

As of December 31, 2005, short-term bank loans of $58,304,562 are secured by property and equipment totaling of $37,756,710 and properties held for resale totaling $4,765,071. Substantially all of this debt is past due.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

Detail of the loans from banks is as follows:

7.533% Loan from Agricultural Bank of China due on December 21, 2005, collateralized by real estate	$2,663,378

5.0445% loan from Bank of China due on December 30, 2004, collateralized by real estate	11,713,933

5.9475% to 6.435% loans from Industrial and Commercial Bank of China due from July 7, 2003 to April 17, 2004, Collateralized by real estate	29,130,704

6.045% loan from Shenyang City Commercial Bank Due on December 12, 2006, collateralized by Real estate	14,796,547

Total short term bank debt	$58,304,562

As of December 31, 2005, borrowings of $43,508,015 had matured and $828,607 of all matured loans was repaid during the year. Notwithstanding that none of the lending banks has demanded repayment as of December 31, 2005, Shenyang Maryland is in default as certain interest in arrears and repayments of the matured borrowings have not been made in accordance with the various loan agreements with lending banks. Accordingly, the matured borrowings are classified as short-term borrowings.

However, as of December 31, 2005, no negotiated agreement(s) relating to the extension was provided. These bank borrowings were accordingly reclassified as short-term bank borrowings. Shenyang Maryland has requested an extension of the repayment of the bank loans totaling $2,663,379 (2004: $2,608,696) in connection with Agricultural Bank of China but such extension has not yet been approved as of December 31, 2005. With respect to the other bank borrowings from Bank of China and ICBC totaling $40,844,636 (2004: $40,711,353), Shenyang

Maryland intends to enter a new bank loan through a new mortgage on the new land use rights of the Xita Project held by a subsidiary to repay all the matured bank borrowings.

On January 5, 2006, International and Commercial Bank of China, sold loans totaling $21,464,168 (Rmb 173,750,000) to a third party management company. This company agreed to waive collection of any interest on these loans subsequent to March 21, 2005. Therefore, no interest was accrued on these loans subsequent to March 21, 2005. The Company is currently in negotiations with this third party management company to exchange this debt for common stock.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

10.	Long-term debts - secured

The Company has entered into a series of transactions whereby employees have taken out loans on various properties which are owned by the Company, the proceeds of these loans were used by the Company and the payments on these loans are also made by the Company. A summary of these loans by lender as of December 31, 2005 is as follows:

	Current	Long-term
6.633% note payable to a bank monthly installments of principal and interest, due on various dates through 2006 secured by property	2,090,135	—

5.508% (2004: 5.04%) note payable to a bank monthly installments of principal and interest, due on various dates through 2009 secured by property	9,688	28,529

5.76% note payable to a bank monthly installments of principal and interest, due on various dates through 2010 secured by property	115,441	378,748

5.04% note payable to a bank monthly installments of principal and interest, due on various dates through 2011 secured by property	16,322	56,506

5.508% (2004: 5.04%) note payable to a bank monthly installments of principal and interest, due on various dates through 2012 secured by property	15,536	93,531

5.508% (2004: 5.04%) note payable to a bank monthly installments of principal and interest, due on various dates through 2013 secured by property	5,156	35,977

5.76% note payable to a bank monthly installments of principal and interest, due on various dates through 2013 secured by property	277,710	1,447,719

5.04% note payable to a bank monthly installments of principal and interest, due on various dates through 2014 secured by property	11,408	63,816

5.508% (2004: 5.04%) note payable to a bank monthly installments of principal and interest, due on various dates through 2015 secured by property	4,932	43,467

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

5.508% (2004: 5.04%) note payable to a bank monthly installments of principal and interest, due on various dates through 2016 secured by property	5,461	53,135

5.508% (2004: 5.04%) note payable to a bank monthly installments of principal and interest, due on various dates through 2017 secured by property	8,549	92,351

5.04% note payable to a bank monthly installments of principal and interest, due on various dates through 2019 secured by property	5,958	52,040

5.508% (2004: 5.04%) note payable to a bank monthly installments of principal and interest, due on various dates through 2020 secured by property	3,973	54,571

5.508% (2004: 5.04%) note payable to a bank monthly installments of principal and interest, due on various dates through 2021 secured by property	3,894	57,052

5.04% note payable to a bank monthly installments of principal and interest, due on various dates through 2022 secured by property	10,098	101,415

5.508% note payable to a bank monthly installments of principal and interest, due on various dates through 2022 secured by property	2,898	47,054

5.04% note payable to a bank monthly installments of principal and interest, due on various dates through 2023 secured by property	12,737	132,355

5.04% note payable to a bank monthly installments of principal and interest, due on various dates through 2025 secured by property	5,200	58,426

5.58% note payable to a bank monthly installments of principal and interest, due on various dates through 2025 secured by property	4,340	93,281

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

5.508% (2004: 5.04%) note payable to a bank monthly installments of principal and interest, due on various dates through 2026 secured by property	3,545	69,677

5.508% (2004: 5.04%) note payable to a bank monthly installments of principal and interest, due on various dates through 2028	2,277	50,249

5.508% (2004: 5.04%) note payable to a bank monthly installments of principal and interest, due on various dates through 2029 secured by property	2,420	56,052

5.508% (2004: 5.04%) note payable to a bank monthly installments of principal and interest, due on various dates through 2030 secured by property	2,995	71,091

5.508% (2004: 5.04%) note payable to a bank monthly installments of principal and interest, due on various dates through 2032 secured by property	4,974	128,961

	$2,625,647	$3,266,003

Mortgage loans are secured by legal charges over the Company’s land use rights and buildings of $3,211,313 and properties held for resale of $9,023,117.

Maturities of the long-term debts including mortgage loans for each of the next five years and thereafter are as follows:

Amount
2006	$2,625,647
2007	—
2008	—
2009	38,217
2010	494,189
Thereafter	2,733,597

$5,891,650

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

11.	Income tax

	2005	2004
Enterprise income tax	$367,229	$8,222

Enterprise income tax (“EIT”) in the People’s Republic of China is provided on the basis of the statutory profit for financial reporting purposes, adjusted for income and expense items, which are not assessable or deductible for income tax purposes.

Enterprise income tax has been provided at the rate of 30% (2004: 33%) on the estimated assessable income derived during the years ended December 31, 2005.

No provision for deferred tax has been made, as it is not considered that a material asset or liability will be realized in the foreseeable future. Deferred tax liability arising from timing difference and deferred tax benefits arising from losses from operations and which deferred tax liabilities or benefits are not provided for in the financial statements amounted to $nil as of December 31, 2005.

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	2005	2004
Computed tax at Federal statutory rate of 34%	$377,091	$2,795
Difference primarily attributable to EIT tax assessed on gross real estate sales	(9,862)	72,084
Provision for income taxes	$367,229	$74,879

Effective rate	33%	310%

12.	Commitments

As of December 31, 2005 the Company had $4,315,660 commitments for capital expenditures for contractual commitments of the construction projects (2004: nil).

13.	Subsequent events

On February 27, 2006, Shenyang Jitian Property Co. Ltd, a subsidiary of the Company, was confirmed as highest bidder in a public auction of land designated for residential and commercial development, which is located in Shenyang City. Shenyang Jitian Property Co., Ltd intends to primarily use bank financing to pay the total purchase price of $56.7 million. Failure to negotiate payment terms and make required payments will result in forfeiture of any deposits, interest in the property and may subject the Company to claims for other damages and costs.

On February 27, 2006, the Company accepted subscriptions for the purchase of $400,000 shares of common stock at a price of $4.00 per share to non-U.S. persons under Regulation S of the Securities Act of 1933. The Company paid a broker fees equal to 15% of the funds raised for assistance with the

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

placement. Additionally, the Company is continuing to offer up to an additional 1,100,000 shares at the same price and has agreed to file within 90 days following the closing of the offering a registration statement under the Securities Act of 1933 to permit purchasers to resell their shares.

On March 3, 2006, the Company granted an option to purchase 572,491 shares of its common stock to the new Chief Executive Officer of the Company. The option included a purchase price of $6.00 per share and vest in five equal increments beginning with the date of issuance and the following four anniversary dates. The options are exercisable over a term of five years from the date of vesting. Additionally, the Company issued an option to another employee to purchase 245,353 shares of common stock on identical terms.