Form 10QSB
period 2006-03-31
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2006-05-17
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity: As of March 31, 2006, there were 11,097,466 shares of common stock outstanding.

Transitional Small Business Format: Yes [    ] No [ X ]

FORM 10-QSB
GREAT CHINA INTERNATIONAL HOLDINGS, INC.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
MARCH 31, 2006

ASSETS

Current assets:
Cash and equivalents	$1,663,781
Accounts receivable
Trade, net of allowance of $1,120,950	585,275
Refunds due from contractors	5,045,443
Advances to suppliers	3,862,759
Advances to employees	242,379
Properties held for resale	16,232,187
Prepaid expenses	86,285
Loan costs, net of amortization of $192,340	547,487

Total current assets	28,265,596

Property and equipment:
Land and buildings	39,205,436
Motor vehicles	699,547
Office furniture and equipment	255,404

40,160,387
Less accumulated depreciation, depletion, and amortization	(4,339,626)

35,820,761
Construction in progress	4,459,969

Total assets	$68,546,326

See accompanying notes to the condensed consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
MARCH 31, 2006

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,904,770
Deposits held	896,570
Advances from buyers	3,030,989
Taxes payable	337,091
Short-term loans	58,708,696
Current portion of long-term debt	442,088

Total current liabilities	65,320,204

Long term debt, net of current portion shown above	2,468,454

Total liabilities	67,788,658

Stockholders' equity:
Common stock, $.001 par value 50,000,000 shares authorized,
11,097,466 issued and outstanding at March 31, 2006	11,098
Additional paid in capital	1,550,878
Retained earnings	1,032,621
Accumulated other comprehensive income	257,531

Total stockholders' equity before advances offset	2,852,128
Advances to directors and affiliated companies	(2,094,460)

Total stockholders' equity, net of advances offset	757,668

Total liabilities and stockholders' equity	$68,546,326

See accompanying notes to the condensed consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	2006	2005
Revenues
Sales	$1,742,966	$334,991
Rental income	940,104	820,493

Total revenues	2,683,070	1,155,484

Cost of Sales	1,962,361	682,464

Gross profit	720,709	473,020

Selling, General and Administrative Expenses:
Operating and selling expenses	39,850	115,582
Administrative expenses	588,926	280,656
Depreciation	132,237	117,803

Total expenses	761,013	514,041

(Loss) from operations	(40,304)	(41,021)

Other income (expense)
Other income	15,223	2,197
Gain on disposal of fixed assets	103,043	--
Interest and finance costs	(1,331,177)	(1,042,048)

Total other income (expense)	(1,212,911)	(1,039,851)

Income before income taxes	(1,253,215)	(1,080,872)

Provision for income taxes	--	--

Net (loss)	(1,253,215)	(1,080,872)

Other comprehensive income (loss):
Foreign currency translation adjustment	57,792	--

Total comprehensive income (loss)	$(1,195,423)	$(1,080,872)

Basic and diluted net income (loss) per common share	$(0.11)	$(0.10)

Weighted average basic and diluted shares outstanding	11,097,466	10,557,406

See accompanying notes to the condensed consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	2006	2005
Cash flows from operating activities:
Net income (loss)	$(1,253,215)	$(1,080,872)
Adjustments to reconcile net income to operating activities -

Depreciation, depletion and amortization	460,194	385,267
Foreign currency translation adjustment	57,792	--
Gain on disposal of fixed assets	(103,043)	--

Changes in assets and liabilities:
(Increase) decrease in -

Accounts receivable and other receivable	(304,234)	930,525
Advances to suppliers	(5,241,075)	358,672
Refunds due from contractors	(1,508,751)	--
Prepaid expenses	1,237,103	--
Accounts payable and other payables	512,850	5,448,844
Advances from buyers	213,433	3,611,412
Properties held for resale	673,254	(4,182,407)
Restricted cash	482,548	796,338
Income and other taxes payable	(317,678)	(387,241)

Net cash provided by (used in) operating activities	(5,090,822)	5,880,538

Cash flows from investing activities:
(Purchase) of fixed assets	(434,726)	(1,165,098)
Transfer of fixed assets	198,511	--

Net cash (used in) investing activities	(236,215)	(1,165,098)

Cash flows from financing activities:
Loan repayments	(2,945,039)	(878,583)
Advances to directors and affiliated companies	(960,950)	(1,075,328)

Net cash provided by (used in) financing activities	(3,905,989)	(1,953,911)

Net increase (decrease) in cash and cash equivalents	(9,233,026)	2,761,529

Cash and cash equivalents, beginning of period	10,896,807	819,441

Cash and cash equivalents, end of period	$1,663,781	$3,580,970

Supplemental disclosures of Cash Flow information:
Interest paid, net of capitalized amounts	$959,807	$1,146,142

Income taxes paid	$--	$--

See accompanying notes to the condensed consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2006

1.    Description of business

Nature of organization

Great China International Holdings, Inc., (the “Company “) was incorporated in the State of Nevada on December 4, 1987, under the name of Quantus Capital, Inc., and in 1992, it changed its name to Red Horse Entertainment Corporation. Effective July 5, 2005, the Company completed the acquisition of Silverstrand International Holdings Limited (“Silverstrand”), a Hong Kong limited liability company, by issuing 10,102,333 shares of its common voting stock to the former stockholders of Silverstrand in exchange for all of the capital stock of Silverstrand. For financial reporting purposes the acquisition was treated as a recapitalization of Silverstrand. On September 15, 2005, the Company changed its name to Great China International Holdings, Inc. Prior to its acquisition of Silverstrand, the Company was not engaged in active business operations.

Silverstrand was incorporated on September 30, 2004 in Hong Kong Special Administrative Region, in the People’s Republic of China with an authorized capital of $12,820,513 divided in 100 million ordinary shares of par value $0.12 per share.

During October of 2004, Silverstrand acquired all of the outstanding capital of Shenyang Maryland for $5,000,000, payable to its former owners as follows:

–  Jiang Fang as to $4,350,000;

–  Jiang Peng as to $500,000 ; and,

–  Pay $50,000 to each of Dang Jing Shi, Li Guang Hua and Wang Li Rong

This transaction was treated as a recapitalization of Shenyang Maryland for financial reporting purposes and the excess purchase was treated as dividends to shareholders.

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

Shenyang Xin Chao Property Company Limited (Xin Chao) was registered on August 16, 2005 in Shenyang, Liaoning Province, in the People’s Republic of China with a registered capital of $12,330,456 (Rmb.100,000,000) and a defined period of existence of 11 years to August 15, 2016. Xin Chao was formed to develop a certain tract of property located in the Heping District of Shenyang, and will feature a construction area of almost 500,000 square meters with an occupying area of approximately 101,000 square meters.

Shenyang Xin Chao Property Company Limited (Xin Chao) was registered on August 16, 2005 in Shenyang, Liaoning Province, in the People’s Republic of China with a registered capital of $12,330,456.

(Rmb.100,000,000) and a defined period of existence of 11 years to August 15, 2016. Xin Chao was formed to develop a certain tract of property located in Xi Ta district of Shenyang, China.

The Company engages in the development and sale of high quality private residential properties and commercial building for lease in the City of Shenyang, China. Shenyang Maryland, the Company’s indirect wholly-owned subsidiary, was one of the first private property developers and retailers in China, and, according to the statistical information on sales of construction area as published by Shenyang Statistical Authority, Shenyang Maryland was the ninth largest private property developer in Shenyang City in 2004. For the three months ended March 31, 2006, the proceeds from the sales of properties constituted 51 percent of the total revenue, with the remaining revenue consisting primarily of rental income. For the three months ended March 31, 2005, there were no sales of properties and revenues consisted primarily of rental income. As of March 31, 2006, 75 percent of the available units had been sold and 17 percent were leased.

2.    Going concern

The Company was in default on $43,739,943 of bank loans as of March 31, 2006. These loans are treated as a current liability (Note 8) and as a result the Company had a working capital deficit of $37,054,608 as of March 31, 2006. The Company’s ability to continue as a going concern is dependent on the ability to renegotiate an extension of the bank debt maturities.

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

Accounts receivable - Provision is made against accounts receivable to the extent which they are considered to be doubtful. Accounts receivable in the balance sheet is stated net of such provision. As of March 31, 2006, the provision for doubtful debts amounted to $1,120,950.

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

Property and equipment – Property and equipment is being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis for both financial and income tax reporting purposes over useful lives as follows:

Building and land use rights	8-26 years
Equipment	5 years
Motor vehicles	5 years
Office furniture and fixture	5 years

Repairs and maintenance costs are normally charged to the statement of operations in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized during the three months ended March 31, 2006.

As of March 31, 2006 fixed assets totaling $37,371,819 have been pledged as securities to various banks in respect of borrowings totaling $58,708,696 and mortgage loans of $2,910,542.

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

Cost of sales – The cost of sales includes the carrying amount of the properties being sold and the business taxes paid by the Company in connection with the sales. Business taxes included in cost of sales were $274,266 and $82,417 for the three months ended March 31, 2006 and 2005. In addition, cost of sales related to rental properties includes depreciation expense of $327,957 and $267,464 for the three months ended March 31 2006 and 2005, respectively.

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

Historically the local currency’s exchange rate had been tied to the US Dollar at a rate of approximately 8.28 Yuan per US Dollar. Effective July 21, 2005, the Yuan was revalued to an effective exchange rate of approximately 8.11 Yuan per US Dollar. Subsequent to the revaluation the Yuan has been allowed to float within a specified range. As of March 31, 2006 the exchange rate was 8.02 Yuan per US Dollar.

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

Earnings Per Share – Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. As of March 31, 2006, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share. For presentation purposes, earning per share for 2006 and 2005 were computing assuming the reorganization and conversion of debt that took place in connection with the reorganization that occurred on January 1, 2004.

Fair value of financial instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as at March 31, 2006, because of the relatively short-term maturity of these instruments.

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

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. SFAS 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company adopted SFAS 123(R) on January 1, 2006 using the modified prospective method as described in the standard. Under the modified prospective method, the Company is required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion at time of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. As of January 1, 2006, the Company had no unvested outstanding awards and as a result, the adoption of SFAS123(R) had no impact on the Company’s consolidated financial statements or consolidated results of operations.

The Company used the modified prospective method at the date of adoption and therefore results for the 2005 first quarter have not been restated. Had The Company elected the fair value provisions of SFAS No. 123(R), The Company’s 2005 net earnings and net earnings per share would not have differed from the amounts actually reported as no share-based payments were made during this period.

SFAS 151, SFAS 152, SFAS 153 and SFAS 154 SFAS No. 151, Inventory Costs - an amendment of ARB No. 4 and SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67, SFAS No. 153, Exchange of Non-monetary Assets - an amendment of APB Opinion No. 29 and SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB No. 20 and SFAS 3 were recently issued. SFAS No. 123(R), 151, 152, 153 and 154 have no current applicability to the Company and have no effect on the consolidated financial statements.

Reclassifications – Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

4.    Concentrations of business and credit risk

Substantially all of the Company’s bank accounts are in banks located in the PRC and are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S. banks.

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and clients and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Accounts receivable totaling $442,056 as of March 31, 2006, were collateralized by real estate.

5.    Cash and equivalents

At March 31, 2006 the Company held no restricted cash balances. Pledged bank deposits, which are now unrestricted, bear interest at 0.06% per month and in accordance with the terms and conditions of the banking facilities agreed with banks to provide mortgage loan facilities to buyers of properties developed by the Company, the Company agreed to place guarantee fund deposits of not less than 5% to 10% of the total outstanding mortgage loans extended to property buyers and to guarantee the repayments of the mortgage loans, As of March 31, 2006, the bank had released the Company from its loan guarantees, and the formerly restricted funds have been transferred to an unrestricted bank account at the same bank.

Substantially all of the Company’s cash is held in financial institutions in China and are not protected by FDIC insurance or any other form of guaranteed payment.

6.    Properties held for resale

Properties held for resale at March 31, 2006 by project is as follows:

March 31, 2006
Qiyun New Village	$3,262,804
Peacock Garden	500,661
Chenglong Garden	9,357,412
President Building	2,732,616
Maryland Building	228,564
Others	150,130

Total	$16,232,187

As of March 31, 2006 the carrying values of stock of properties of $761,503 have been pledged as security for the Company’s bank loans and mortgage loans.

7.    Amounts due from/(to) directors and related parties

The amounts due from/(to) directors and related parties at March 31, 2006 are as follows:

Amounts due from/(to) directors
Frank Jiang Fang	$(6,480,785)

(6,480,785)

Amounts due from/(to) related companies
Laoning Concrete Co.	99,169
Shenyang Concrete Co.	828,633
YunFeng Real Estate Development Co., Ltd.	5,114,811
Shenyang Jitian Property Company Limited	2,532,632

8,575,245

Amounts due from related parties, net	$2,094,460

Amounts due from/(to) related companies are unsecured, interest free and have no fixed repayment terms.

8.    Short-term loans

March 31, 2006
Bank loans
Secured	$58,708,696

At March 31, 2006, all bank loans were treated as short-term because all bank loans have matured and negotiations are not settled as to an extension of the due dates of the bank loans.

There have been numerous instances of events of defaults arising from the non-payments of interest and principals on a timely basis in accordance with the terms of the loan agreements with two of the banks. While these events of defaults have eventually been remedied to an extent, no apparent demands have been made by the banks to foreclose on the secured borrowings. The Directors of the Company are still in discussion with the banks to approve the roll-over of the terms and tenure of the secured and unsecured loans. Management remains confident that the bank negotiations will end in an extension to bank debt maturities.

9.    Long-term debts — secured

March 31, 2006
Long term debts:
Mortgage loans	$2,910,542
Less: Current portion of long-term debts	(442,088)

Long-term debts	$2,468,454

Maturities of long-term debt including mortgage loans for each of the next five years and thereafter are as follows:

Amount
2006	$442,088
2007	442,088
2008	442,088
2009	442,088
2010	322,882
Thereafter	819,308

$2,910,542

10.   Commitments

As of March 31, 2006 the Company had $5,548,705 commitments for capital expenditures for contractual commitments of the construction projects.

Item 2.    Management’s Discussion and Analysis or Plan of Operation

(1)    Caution Regarding Forward-Looking Information

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,”“intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company’s ability to raise additional capital to fund cash requirements for future operations; (ii) volatility of the stock market; and (iii) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

(2)    Plan of Operations

The Company’s principal activities are investment holdings, property development, sales and property management and its principal country of operations is in The People’s Republic of China (“PRC”).

The operations are conducted primarily though its wholly owned subsidiary, Shenyang Maryland International Industry Company Limited. As of March 31, 2006, the Company had five real estate projects in which it either was selling units and/or leasing units.

Qiyun New Village is situated along the Nanyun Riverside and consists of 352 residential units.

Peacock Garden is situated in Shenyang City, He Ping Bei Da Street, is in the commercial district of Shenyang. Construction was completed in November 2000 and Peacock Garden comprises of 225 low-density residential apartments.

President Building comprises three blocks of commercial towers situated in Shenyang City, He Ping Bei Da Street, which is the financial district of Shenyang. While the original intention was to sell a majority of the office buildings, management intends to retain this as their flagship property and a number of units were leased. The Company’s head office is situated on the 25th and 26th Floors of President Building.

Chenglong Garden, situated in Shenyang Huang Gu District, comprises 12 blocks of modern apartments consisting of 779 residential apartments, a number of retail shops and ancillary facilities including basement car parking facilities and parks.

The Maryland Building consists of 43 units and is 13,070 sq. meters in size. All of these units are held for rental purposes.

In 2006 the Company commenced the planning of the Xita City Development Project, which will be one of the first developments of the Company since 2004. The project is located in the north side of Shi Fu Da Road, He Ping District, Shenyang City. Construction is planned to begin during 2006 and is expected to be completed in 2008.

On February 27, 2006, Shenyang Jitian Property Co. Ltd. (“Jitian”), a subsidiary of the Company, was confirmed as the highest bidder in a public auction of approximately 420,317 m2 of land designated for residential and commercial development in Chessboard Mountain International Tourism Development District, Shenyang City. The total purchase price for the property is approximately USD $56.7 million. On May 12, 2006, bank financing required to complete acquisition of the property was obtained through a third party, which resulted in title to the property being procured and pledged to the bank to secure the financing. As is customary in the PRC, the final terms of the financing will be set forth in the final loan documents, which generally follow delivery of the title deed as security and funding of the loan by approximately two weeks. The Company intends to pursue early development of the project with a view to beginning pre-sale activity before the end of 2006, which provides the funding necessary for project construction.

The Company plans to raise additional capital though private placements of stock and to continue development of additional real estate projects.

(3)     Results of Operations

Comparison of operations for the three months ended March 31, 2006 with the three months ended March 31, 2005:

The Company had a $172,343 or a 16% increase in net loss to $(1,253,215) during the three months ended March 31, 2006 from $(1,080,872) for the comparable period in 2005. Components of sales and expenses resulting in this increase in net loss are discussed below.

Sales revenues increased by $1,407,975 or 420% quarter-on-quarter to $1,742,966 for the quarter ended March 31, 2006 compared to the corresponding quarter in 2005 of $334,991. The reasons for the favorable variance in sales revenues for the quarter ended March 31, 2006 were as follows:

-        Increases in sales of Qiyun New Village by $131,564;

-        Increases in sales of Chenglong Garden by $1,225,680;

-        Increases in building management fee income by $50,731 or 15%;

-        Increases in rental income of President Building by $61,394 or 12%;

-        Increases in gross floor area sold by 1,992.17 square meters quarter-on-quarter to 1,992.17 square meters for the quarter ended March 31, 2006 compared to the same corresponding period of 0 square meters in 2005;

-         The number of units sold increased by 8 units quarter-on-quarter to 8 units for the quarter ended March 31, 2006 compared to the same corresponding period of 0 units in 2005;

Cost of properties sold increased by $1,279,897 or 188% quarter-on-quarter to $1,962,361 for the quarter ended March 31, 2006 compared to the same corresponding quarter in 2005 of $682,464. Quarter-on-quarter increases in sales revenue as noted above were primary factors contributing to the increase.

Gross profit increased by $247,689 or approximately 52% quarter-on-quarter to $720,709 for the quarter ended March 31, 2006 compared to the same corresponding quarter in 2005 of $473,020.

Gross profit margin decreased to 27% for the quarter ended March 31, 2006 compared to 41% for the same corresponding quarter in 2005. The variance was principally due to a greater proportion of gross profit arising from sales of properties with its associated cost of properties, along with a relatively small increase in rental income revenue.

Selling expenses decreased by $75,732 or 66% to $39,850 during the quarter ended March 31, 2006 from $115,582 during the same period in 2005. This decrease is primarily due to expiration of certain advertising contracts, resulting in a decrease of $88,285 in advertising expenses.

Administrative expense increased by $308,270 or 110% to $588,926 during the three months ended March 31, 2006 from $280,656 during the same period in 2005. The increase is due primarily related to an increase in consultation fees of $34,094, an increase in entertainment expenses of $36,615, an increase in office expenses of $14,182, an increase in travel expense of $23,155, an increase in sundry expense of $82,003, and an increase in the salaries and wages of $30,263.

Depreciation expense increased by $14,434 or 12% to $132,237 for the quarter ended March 31, 2006, compared to $117,803 for the corresponding period in 2005 due primarily to increased depreciable assets balances during 2006.

Interest and financing costs increased by $289,129 or 28% to $1,331,177 for the quarter ended March 31, 2006, compared to $1,042,048 for the corresponding period in 2005. The increase is primarily due to an increase in interest expenses on bank borrowings and loan closing costs in relation to a bank borrowing of $14,796,548 made during December 2005.

Net loss increased by $172,343 or 16% quarter-on-quarter to $(1,253,215) for the quarter ended March 31, 2006 compared to the same corresponding quarter in 2005 of $(1,080,872). The unfavorable variance in net loss was mainly due to significant increases in costs of sales, administrative expenses, and finance costs.

(4)    Liquidity and Capital Resources

During the three months ended March 31, 2006, the Company used $5,090,822 of cash in operating activities, compared to $5,880,538 of cash provided by operating activities for the same period ended March 31, 2005. Current period activity was primarily the result of advances to suppliers and construction contractors.

During the three months ended March 31, 2006, the Company used $236,215 in investing activities compared to $1,165,098 used in the same period ended March 31, 2005. Current period activity was as result of the purchase of fixed assets and transfers of stock properties to fixed assets.

During the three months ended March 31, 2006, the Company used $3,905,989 for financing activities compared to $1,953,911 used in the same period ended March 31, 2005. Current period activity was a result of the repayment of debt totaling $2,945,039 and advances to directors and affiliated companies of $960,950.

At March 31, 2006, the Company’s had negative working capital of $37,054,608 and was in default on $43,739,943 of bank loans. The Company’s ability to continue as a going concern is contingent upon its ability to renegotiate these obligations, to continue to generate funds through its operations, and raise additional funds through equity or debt financings. There can be no assurance that these efforts will be successful.

(5)    Contractual Obligations

The following table is a summary of the Company’s contractual obligations as of March 31, 2006:

	Total	Less Than One Year	1-3 Years	Thereafter
Short-Term Debt	58,708,696	58,708,696

Long-Term Debt	2,910,542	442,088	1,326,264	1,142,190

Total Contractual Cash Obligations	$61,619,238	$59,150,784	$1,326,264	$1,142,190

Item 3.    Controls and Procedures

As of March 31, 2006 an evaluation was performed under the supervision and with the participation of Great China's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Great China's disclosure controls and procedures. Based on that evaluation, Great China's management, including the Chief Executive Officer and Chief Financial Officer, concluded that Great China's disclosure controls and procedures were effective. There have been no significant changes in Great China's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

Item 2.    Unregistered Sales of Securities and Use of Proceeds

As previously reported on Form 8-K, the Company began offering in February 2006 up to 1,500,000 shares of common stock at a price of US$4.00 per share to prospective private investors outside the United States in reliance on the safe harbor from registration under the Securities Act of 1933 set forth in Regulation S adopted thereunder. The Company closed the offering at the end of April 2006 after selling 762,500 shares of its common stock at a total purchase price of $3,050,000. The Company paid to a broker located in Hong Kong a fee equal to 15% of the funds raised for its assistance with the placement. The Company agreed to file within 90 days following the closing of the offering a registration statement under the Securities Act of 1933 to permit the purchasers to resell their shares. The shares were sold in reliance on the exemption from registration under the Securities Act of 1933 set forth in Regulation S.

Item 5.    Other Information

On February 27, 2006, Shenyang Jitian Property Co. Ltd. (“Jitian”), a subsidiary of the Company, was confirmed as the highest bidder in a public auction of approximately 420,317 m2 of land designated for residential and commercial development in Chessboard Mountain International Tourism Development District, Shenyang City. The total purchase price for the property is approximately USD $56.7 million. On May 12, 2006, bank financing required to complete acquisition of the property was obtained through a third party, which resulted in title to the property being procured and pledged to the bank to secure the financing. As is customary in the PRC, the final terms of the financing will be set forth in the loan documents issued by the lending bank, which generally follow delivery of the title deed as security and funding of the loan by approximately two weeks. The Company intends to pursue early development of the project with a view to beginning pre-sale activity before the end of 2006, which provides the funding necessary for project construction.

Item 6.    Exhibits.

Exhibits: Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	SEC Ref. No.	Title of Document

31.1	31	The certification of chief executive officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	31	The certification of chief financial officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	31	The certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great China International Holdings, Inc.

Date: May 16, 2006	By:	/s/ Deng Zhiren
Deng Zhiren, Chief Executive (Principal Financial Officer)

Date: May 16, 2006	By:	/s/ Wang Li Rong
Wang Li Rong, Chief Financial Officer (Principal Financial and Accounting Officer)