Form 10QSB/A
period 2006-03-31
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2006-06-16
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

In the original filing of this report on Form 10-QSB Great China International Holdings, Inc., accidentally omitted from administrative expenses reported in the consolidated statement of operations for the three-months ended March 31, 2006, non-cash stock compensation expense in the amount of $180,711 arising from compensatory options issued in March 2006. This amended report is filed to correct the omission.

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

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
MARCH 31, 2006

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,904,770
Deposits held	896,570
Advances from buyers	3,030,989
Taxes payable	337,091
Short-term loans	58,708,696
Current portion of long-term debt	442,088

Total current liabilities	65,320,204

Long term debt, net of current portion shown above	2,468,454

Total liabilities	67,788,658

Stockholders' equity:
Common stock, $.001 par value 50,000,000 shares authorized,
11,097,466 issued and outstanding at March 31, 2006	11,098
Additional paid in capital	1,731,589
Retained earnings	851,910
Accumulated other comprehensive income	257,531

Total stockholders' equity before advances offset	2,852,128
Advances to directors and affiliated companies	(2,094,460)

Total stockholders' equity, net of advances offset	757,668

Total liabilities and stockholders' equity	$68,546,326

See accompanying notes to the condensed consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	2006	2005
Revenues
Sales	$1,742,966	$334,991
Rental income	940,104	820,493

Total revenues	2,683,070	1,155,484

Cost of Sales	1,962,361	682,464

Gross profit	720,709	473,020

Selling, General and Administrative Expenses:
Operating and selling expenses	39,850	115,582
Administrative expenses	769,637	280,656
Depreciation	132,237	117,803

Total expenses	941,724	514,041

(Loss) from operations	(221,015)	(41,021)

Other income (expense)
Other income	15,223	2,197
Gain on disposal of fixed assets	103,043	--
Interest and finance costs	(1,331,177)	(1,042,048)

Total other income (expense)	(1,212,911)	(1,039,851)

Income before income taxes	(1,433,926)	(1,080,872)

Provision for income taxes	--	--

Net (loss)	(1,433,926)	(1,080,872)

Other comprehensive income (loss):
Foreign currency translation adjustment	57,792	--

Total comprehensive income (loss)	$(1,376,134)	$(1,080,872)

Basic and diluted net income (loss) per common share	$(0.13)	$(0.10)

Weighted average basic and diluted shares outstanding	11,097,466	10,557,406

See accompanying notes to the condensed consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	2006	2005
Cash flows from operating activities:
Net income (loss)	$(1,433,926)	$(1,080,872)
Adjustments to reconcile net income to operating activities -

Depreciation, depletion and amortization	460,194	385,267
Foreign currency translation adjustment	57,792	--
Gain on disposal of fixed assets	(103,043)	--
Non-cash stock compensation expense	180,711	--

Changes in assets and liabilities:
(Increase) decrease in -

Accounts receivable and other receivable	(304,234)	930,525
Advances to suppliers	(5,241,075)	358,672
Refunds due from contractors	(1,508,751)	--
Prepaid expenses	1,237,103	--
Accounts payable and other payables	512,850	5,448,844
Advances from buyers	213,433	3,611,412
Properties held for resale	673,254	(4,182,407)
Restricted cash	482,548	796,338
Income and other taxes payable	(317,678)	(387,241)

Net cash provided by (used in) operating activities	(5,090,822)	5,880,538

Cash flows from investing activities:
(Purchase) of fixed assets	(434,726)	(1,165,098)
Transfer of fixed assets	198,511	--

Net cash (used in) investing activities	(236,215)	(1,165,098)

Cash flows from financing activities:
Loan repayments	(2,945,039)	(878,583)
Advances to directors and affiliated companies	(960,950)	(1,075,328)

Net cash provided by (used in) financing activities	(3,905,989)	(1,953,911)

Net increase (decrease) in cash and cash equivalents	(9,233,026)	2,761,529

Cash and cash equivalents, beginning of period	10,896,807	819,441

Cash and cash equivalents, end of period	$1,663,781	$3,580,970

Supplemental disclosures of Cash Flow information:
Interest paid, net of capitalized amounts	$959,807	$1,146,142

Income taxes paid	$--	$--

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

–  Jiang Peng as to $500,000; and,

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

Stock based compensation – In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. SFAS 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”), using the modified prospective transition method. SFAS No. 123(R) requires equity-classified share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Under the modified prospective transition method, share-based awards granted or modified on or after January 1, 2006, are recognized in compensation expense over the applicable vesting period. Also, any previously granted awards that are not fully vested as of January 1, 2006 are recognized as compensation expense over the remaining vesting period. No retroactive or cumulative effect adjustments were required upon The Company’s adoption of SFAS No. 123(R).

Prior to adopting SFAS No. 123(R), The Company accounted for its fixed-plan employee stock options using the intrinsic-value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”) and related interpretations. This method required compensation expense to be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Had the Company elected the fair value provisions of SFAS No. 123(R), The Company’s 2005 net earnings and net earnings per share would not have differed from the amounts actually reported as no share-based payments were made during this period.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net loss for the three-month period ended March 31, 2006 was $180,711 greater than if the Company had continued to account for share-based compensation under APB No. 25. Prior to the adoption of SFAS No. 123(R), The Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash inflows in the statement of cash flows. SFAS No. 123(R) requires the cash inflows resulting from tax deductions in excess of the compensation expense recognized for those stock options (“excess tax benefits”) to be classified as financing cash inflows. The Company did not report any excess tax benefits as financing cash inflows for the three months ended March 31, 2006.

Unrecognized compensation expense as of March 31, 2006 related to outstanding stock options was $668,462.

The fair value of each option grant is estimated for disclosure purposes on the date of grant using the Black-Scholes option-pricing model with the expected lives equal to the vesting period. The weighted average contractual life of the unvested options at March 31, 2006 was 6.92 years.

A summary of the status of stock options and related activity for the three month period ended March 31, 2006 is presented below:

	Shares	Average Exercise Price	Contractual Life
Options outstanding at December 31, 2005	--	--	--
Granted(1)	572,491	$ 6.00	6.92
Exercised	--	--	--
Options outstanding at March 31, 2006	572,491	$ 6.00	6.92

(1) On March 3, 2006 the Company issued to its Chief Executive Officer options to purchase 572,491 of the common stock of Great China at a purchase price of $6.00 per share. The options vest in five equal increments beginning with the date of issuance in March 2006 and the following four anniversary dates. The options are exercisable over a term of five years from the date of vesting.

There were no options outstanding as of March 31, 2005.

Recent accounting pronouncements – SFAS 151, SFAS 152, SFAS 153 and SFAS 154 SFAS No. 151, Inventory Costs - an amendment of ARB No. 4 and SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67, SFAS No. 153, Exchange of Non-monetary Assets - an amendment of APB Opinion No. 29 and SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB No. 20 and SFAS 3 were recently issued. SFAS No. 123(R), 151, 152, 153 and 154 have no current applicability to the Company and have no effect on the consolidated financial statements.

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

(3)     Results of Operations

Comparison of operations for the three months ended March 31, 2006 with the three months ended March 31, 2005:

The Company had a $353,054 or a 33% increase in net loss to $(1,433,926) during the three months ended March 31, 2006 from $(1,080,872) for the comparable period in 2005. Components of sales and expenses resulting in this increase in net loss are discussed below.

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

Administrative expense increased by $488,981 or 174% to $769,637 during the three months ended March 31, 2006 from $280,656 during the same period in 2005. The increase is due primarily related to an increase in consultation fees of $34,094, an increase in entertainment expenses of $36,615, an increase in office expenses of $14,182, an increase in travel expense of $23,155, an increase in sundry expense of $82,003, and an increase in the salaries and wages of $30,263. Additionally there was an increase in stock based compensation expense of $180,711 due to the implementation of SFAS 123(R) and the issuance of employee stock options during the quarter.

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

Net loss increased by $353,054 or 33% quarter-on-quarter to $(1,433,926) for the quarter ended March 31, 2006 compared to the same corresponding quarter in 2005 of $(1,080,872). The unfavorable variance in net loss was mainly due to significant increases in costs of sales, administrative expenses, and finance costs.

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

Item 6.    Exhibits.

Exhibits: Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	SEC Ref. No.	Title of Document

31.1	31	The certification of chief executive officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	31	The certification of chief financial officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	31	The certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great China International Holdings, Inc.

Date: June 15, 2006	By:	/s/ Deng Zhi Ren
Deng Zhi Ren, Chief Executive Officer (Principal Financial Officer)

Date: June 15, 2006	By:	/s/ Cheng Shui San Lawrence
Cheng Shui San Lawrence, Chief Financial Officer (Principal Financial and Accounting Officer)