Form 10QSB
period 2006-06-30
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2006-08-14
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity: As of June 30, 2006, there were 11,782,036 shares of common stock outstanding.

Transitional Small Business Format: Yes [    ] No [ X ]

FORM 10-QSB
GREAT CHINA INTERNATIONAL HOLDINGS, INC.

INDEX

		Page

PART I.	Item 1. Financial Information	3

	Condensed Consolidated Balance Sheet as of June 30, 2006 (Unaudited)	3

	Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2006 and 2005 (Unaudited)	5

	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2006 and 2005 (Unaudited)	6

	Condensed Consolidated Statements of Stockholders’ Equity for the Year Ended December 31, 2005 and Six Months Ended June 30, 2006 (Unaudited)	7

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005 (Unaudited)	8

	Notes to the Unaudited Condensed Consolidated Financial Statements	9

	Item 2. Management’s Discussion and Analysis or Plan of Operation	21

	Item 3. Controls and Procedures	26

PART II.	Other Information	17

	Item 6. Exhibits	27

	Signatures	28

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2006
(UNAUDITED)

ASSETS

Current assets:
Cash and equivalents	$1,120,994
Accounts receivable
Trade, net of allowance of $1,123,290	1,074,677
Advances to suppliers	1,133,501
Advances to employees	88,949
Properties held for resale	11,944,161
Loans receivable	190,844
Prepaid expenses	1,108
Loan costs, net of amortization of $388,356	361,644

Total current assets	15,915,878

Property and equipment:
Land and buildings	48,691,338
Motor vehicles	699,547
Office furniture and equipment	255,404

49,646,289
Less accumulated depreciation	(5,819,078)

43,827,211
Construction in progress	74,209,506

Total assets	$133,952,595

See accompanying notes to the condensed consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2006
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$11,247,904
Deposits held	843,074
Advances from buyers	3,215,122
Amounts due to related companies	58,946,346
Taxes payable	422,988
Short-term loans	55,642,750
Current portion of long-term debt	424,778

Total current liabilities	130,742,962

Long term debt, net of current portion shown above	2,210,889

Total liabilities	132,953,851

Stockholders' equity:
Common stock, $.001 par value 50,000,000 shares authorized,
11,782,036 issued and outstanding at June 30, 2006	11,783

Additonal paid in capital	4,406,348
Retained earnings	(3,685,343)
Accumulated other comprehensive income	265,956

Total stockholders’ equity before advances offset	998,744

Total liabilities and stockholders’ equity	$133,952,595

See accompanying notes to the condensed consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
		(Restated)
Revenues
Sales	$4,525,578	$7,412,532
Rental and management fee income	2,557,353	2,802,027

Total revenues	7,082,931	10,214,559

Expenses
Cost of properties sold	4,048,801	6,845,792
Operating and selling expenses	60,218	132,934
Administrative expenses	2,226,801	733,189
Depreciation and amortization	1,126,853	759,735

Total expenses	7,462,673	8,471,650

(Loss) from operations	(379,742)	1,742,909

Other income (expense)
Other income	95,149	7,852
Interest and finance costs	(2,213,443)	(1,927,369)

Total other income (expense)	(2,118,294)	(1,919,517)

Income before income taxes	(2,498,036)	(176,608)

Provision for income taxes	--	--

Net (loss)	(2,498,036)	(176,608)

Other comprehensive income (loss):
Foreign currency translation adjustment	66,217	--

Total comprehensive income (loss)	$(2,431,819)	$(176,608)

Basic and diluted net income (loss) per common share	$(0.22)	$(0.02)

Weighted average basic and diluted shares outstanding	11,268,609	10,557,406

See accompanying notes to the condensed consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
		(Restated)
Revenues
Sales	$3,168,334	$7,412,532
Rental income	1,231,527	1,651,510

Total revenues	4,399,861	9,064,042

Expenses
Cost of properties sold	2,318,876	6,237,207
Operating and selling expenses	20,368	21,617
Administrative expenses	1,457,164	452,533
Depreciation and amortization	640,556	480,154

Total expenses	4,436,964	7,191,511

Income (loss) from operations	(37,103)	1,872,531

Other income (expense)
Other income	(23,117)	5,655
Gain on disposal of fixed assets	--	--
Interest and finance costs	(882,266)	(885,320)

Total other income (expense)	(905,383)	(879,665)

Income (loss) before income taxes	(942,486)	992,866

Provision for income taxes	--	--

Net income (loss)	(942,486)	992,866

Other comprehensive income (loss):
Foreign currency translation adjustment	8,425	--

Total comprehensive income (loss)	$(934,061)	$992,866

Basic and diluted net income (loss) per common share	$(0.08)	$0.09

Weighted average basic and diluted shares outstanding	11,439,751	10,557,406

See accompanying notes to the condensed consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
STATEMENTS OF CONDENSED CONSOLIDATED STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2005 AND THE SIX MONTHS ENDED JUNE 30, 2006
(UNAUDITED)

	Common Stock		Additonal	Accumulated Other Comprehensive	Retained	Total Shareholder’s
	Shares	Amount	Paid in Capital	Income	Deficit	Equity
Balance, December 31, 2005 (Restated)	11,097,466	$11,098	1,550,878	$199,739	(1,187,307)	$574,408

Employee stock options	--	--	377,875	--	--	377,875

Net income for the six months ended
June 30, 2006	--	--	--	--	(2,498,036)	(2,498,036)

Additional share issued at premium	684,570	685	2,777,595	--	--	2,778,280

Share issuance costs	--	--	(300,000)	--	--	(300,000)

Other comprehensive income:
Change in exchange rate fluctuation reserve	--	--	--	66,217	--	66,217

	11,782,036	$11,783	$4,406,348	$265,956	$(3,685,343)	$998,744

See accompanying notes to the condensed consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

	2006	2005
		(Restated)
Cash flows from operating activities:
Net (loss)	$(2,498,036)	$(176,608)
Adjustments to reconcile net loss to operating activities -

Depreciation and amortization	1,126,853	759,735
Foreign currency translation adjustment	66,217	--
Gain on disposal of fixed assets	(103,043)	--
Non-cash stock compensation expense	377,875	--

Changes in assets and liabilites:
(Increase) decrease in -

Accounts receivable and other receivable	(831,050)	1,373,025
Advances to suppliers	(771,533)	(297,619)
Refunds due from contractors	3,536,692	--
Prepaid expenses	1,322,280	--
Accounts payable and other payables	148,660	(471,489)
Advances from buyers	397,566	(354,826)
Properties held for resale	2,621,976	7,175,381
Restricted cash	482,548	796,338
Income and other taxes payable	(231,781)	(284,805)

Net cash provided by operating activities	5,645,224	8,519,132

Cash flows from investing activities:
Construction in progress	(71,303,978)	--
Purchases of fixed assets	(587,846)	(1,157,447)
Sales of fixed assets	198,511	--

Net cash (used in) investing activities	(71,693,313)	(1,157,447)

Cash flows from financing activities:
Loan repayments	(6,285,860)	(1,672,776)
Advances from (to) directors and affiliated companies	60,079,856	(3,966,668)
Proceeds from stock issuance, net of offering costs	2,478,280	--

Net cash provided by (used in) financing activities	56,272,276	(5,639,444)

Net increase (decrease) in cash and cash equivalents	(9,775,813)	1,722,241

Cash and cash equivalents, beginning of period	10,896,807	819,441

Cash and cash equivalents, end of period	$1,120,994	$2,541,682

Supplemental disclosures of Cash Flow information:
Interest paid, net of capitalized amounts	$1,090,277	$809,242

Income taxes paid	$249,262	$99,186

See accompanying notes to the condensed consolidated financial statements.

Great China International Holdings, Inc.
June 30, 2006

Notes to the Unaudited Condensed Consolidated Financial Statements

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

During October of 2004, Silverstrand acquired all of the outstanding capital of Shenyang Maryland International Industry Co., Limited (Shenyang Maryland”) for $5,000,000, payable to its former owners as follows:

—	Jiang Fang as to $4,350,000;
—	Jiang Peng as to $500,000; and,
—	Pay $50,000 to each of Dang Jing Shi, Li Guang Hua and Wang Li Rong

This transaction was treated as a recapitalization of Shenyang Maryland for financial reporting purposes and the excess purchase was treated as dividends to shareholders.

On November 23, 2004 the Ministry of Commerce and Business Registration issued a business registration certificate approving Shenyang Maryland reclassification to a wholly owned foreign enterprise.

Pursuant to several agreements dated December 8, 2005 and December 28, 2005, the Company, through its subsidiaries, agreed to acquire in 2006 a 100% interest in the land use rights for the Xita Project. First, pursuant to a sale and purchase agreement dated December 8, 2005, subsequently amended on December 28, 2005, the Company agreed to acquire, through Shenyang Maryland, 70 percent of the equity interest in Shenyang Xinchao Development Co. Limited (“Xinchao”), a Sino-Foreign joint venture corporation that owns approximately 66 percent of the land use rights of the Xita Project, from Shenyang Yunfeng Real Estate Development Co., Limited (“Yunfeng”). The Company agreed to acquire the remaining 30 percent equity interest in Xinchao through Silverstrand from Sapphire Corporation Limited (formerly: I.R.E. Corporation Limited) (“Sapphire”), an unrelated Singapore corporation, pursuant an agreement dated December 28, 2005.

The remaining approximately 34% interest in the land use rights of the Xita Project is held by Shenyang Yindu Property Co., Limited (“Yindu”), also a Sino-Foreign joint venture. Pursuant to agreements dated December 28, 2005, Shenyang Maryland agreed to acquire a 70 percent interest in Yindu from Yungfeng, and Silverstrand agreed to acquire a 30% interest in Yindu from Sapphire. Following the closing of these transactions, which is expected to occur in the fourth quarter of 2006, the Company will hold, through its subsidiaries, 100 percent interest in the land use rights comprising the Xita Project.

Great China International Holdings, Inc.
June 30, 2006

Notes to the Unaudited Condensed Consolidated Financial Statements

Shenyang Xin Chao Property Company Limited (“Xinchao”) was registered on August 16, 2005 in Shenyang, Liaoning Province, in the People’s Republic of China with a registered capital of $12,330,456 (Rmb.100,000,000) and a defined period of existence of 11 years to August 15, 2016. Xin Chao was formed to develop a certain tract of property located in the Heping District of Shenyang, and will feature a construction area of almost 500,000 square meters with a linear site area of approximately 101,000 square meters.

Shenyang Yindu Property Company Limited (“Yindu”) was registered on August 16, 2005 in Shenyang, Liaoning Province, in the People’s Republic of China with a registered capital of $6,615,228 (Rmb.50,000,000) and a defined period of existence of 11 years to August 15, 2016. Xin Chao was formed to develop a certain tract of property located in Xi Ta district of Shenyang, China.

Shenyang Jitian Property Company Limited (“Jitian“) was registered on February 22, 2006 in Shenyang Liaoning Province, in the People’s Republic of China (“PRC”) with a registered capital of $616,523 (Rmb.5,000,000) and a defined period of existence of 15 years to February 22, 2021. On March 7, 2006, the registered capital increased to $20,000,000 from $616,523. Jitian was formed to develop a certain tract of property located in Chessboard Mountain Tourism Development District of Shenyang, China.

The Company engages in the development and sale of high quality private residential properties and commercial buildings for lease in the City of Shenyang, China. Shenyang Maryland, the Company’s indirect wholly-owned subsidiary, was one of the first private property developers and retailers in China, and, according to the statistical information on sales of construction area as published by Shenyang Statistical Authority, Shenyang Maryland was the ninth largest private property developer in Shenyang City in 2004. For the three months ended June 30, 2006, the proceeds from the sales of properties constituted 72 percent of the total revenue, with the remaining revenue consisting primarily of rental income. For the three months ended June 30, 2005, the proceeds from the sales of properties constituted 82 percent of the total revenue, with the remaining revenues consisting primarily of rental income. As of June 30, 2006, 76 percent of the available units had been sold and 17 percent were leased.

2.     Going concern

The Company was in default on $35,642,750 of bank loans and $20,000,000 of additional current bank loans as of June 30, 2006 (Note 8). As a result the Company also had a working capital deficit of $114,827,084 as of June 30, 2006. The Company’s ability to continue as a going concern is dependent on the ability to renegotiate an extension of the bank debt maturities and to obtain a profitable level of operations. These issues raise doubts about the Company’s ability to continue as a going concern. Management is in the process of negotiating a settlement of these delinquent notes and it is also in the process of attempting to raise additional capital through debt and equity offerings.

The financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in the normal course of business at amounts different from those reflected in these financial statements.

Great China International Holdings, Inc.
June 30, 2006

Notes to the Unaudited Condensed Consolidated Financial Statements

3.     Summary of significant accounting policies

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and the following is a summary of significant accounting policies:

Consolidation policy – All significant inter-company transactions and balances within the Company are eliminated in consolidation.

Cash and equivalents – The Company considers all highly liquid debt instruments purchased with maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheet for cash and cash equivalents approximate their fair value. Substantially all of the Company’s cash is held as bank deposits in the PRC and is not protected by FDIC or any other form of deposit insurance or guaranteed repayment.

Accounts receivable – Provision is made against accounts receivable to the extent which they are considered to be doubtful. Accounts receivable in the balance sheet is stated net of such provision. As of June 30, 2006, the provision for doubtful debts amounted to $1,123,290.

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

Advances from Buyers – Advances from buyers represents prepayments from buyers on properties on which sales revenues have not yet been recognized for financial reporting purposes.

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

Property and equipment – Property and equipment is being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis for both financial and income tax reporting purposes over useful lives as follows:

Building and land use rights	8-26 years
Leasehold improvements	20 years
Equipment	5 years
Motor vehicles	5 years
Office furniture and fixtures	5 years

Depreciation expense for the three and six months periods ended June 30, 2006 and 2005 totaled $640,556, $480,154, $1,126,853 and $759,735 respectively.

Great China International Holdings, Inc.
June 30, 2006

Notes to the Unaudited Condensed Consolidated Financial Statements

Repairs and maintenance costs are normally charged to the statement of operations in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized during the three and six month periods ended June 30, 2006.

As of June 30, 2006 fixed assets totaling $30,601,686 have been pledged as securities to various banks in respect of borrowings totaling $55,643,759 and mortgage loans of $2,635,667.

Construction-in-progress – Properties currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land use rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to properties held for sale.

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

Cost of sales – The cost of sales includes the carrying amount of the properties being sold and the business taxes paid by the Company in connection with the sales. Business taxes included in cost of sales were $228,697, $467,870, $398,796, and $550,287 for the three and six month periods ended June 30, 2006 and 2005, respectively.

Foreign currencies – The Company’s principal country of operations is in The People’s Republic of China. The financial position and results of operations of the Company are determined using the local currency (“Renminbi” or “Yuan”) as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange ruling at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.

Great China International Holdings, Inc.
June 30, 2006

Notes to the Unaudited Condensed Consolidated Financial Statements

All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US Dollars”) are dealt with as an exchange fluctuation reserve in shareholders’ equity.

Historically the local currency’s exchange rate had been unofficially tied to the US Dollar at a rate of approximately 8.28 Yuan per US Dollar. Effective July 21, 2005, the Yuan was revalued to an effective exchange rate of approximately 8.11 Yuan per US Dollar. Subsequent to the revaluation the Yuan has been allowed to float within a specified range. As of June 30, 2006 the exchange rate was 8.01 Yuan per US Dollar.

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

United States income tax
Great China International Holdings, Inc., the U.S. holding company, does not accrue income taxes on foreign earnings as there is no intention at the current time to transfer any of these earnings to the holding company. Should earnings be transferred to the U.S. holding company, they would be subject to U.S. Corporate income taxes at rates approximating 40%.

Deferred taxes – Deferred taxes are accounted for at the current tax rate in respect of timing differences between profit as computed for taxation purposes and profit as stated in the accounts to the extent that a liability or asset is expected to be payable or receivable in the foreseeable future.

Great China International Holdings, Inc.
June 30, 2006

Notes to the Unaudited Condensed Consolidated Financial Statements

Earnings Per Share – Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

As of June 30, 2006, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share as the effect of options outstanding at that time was anti- dilutive.

Fair value of financial instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as at June 30, 2006, because of the relatively short-term maturity of these instruments.

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

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company recognized additional compensation expense for the three and six-month periods ended June 30, 2006 of $197,564 and $377,875 respectively. These charges increased loss per share for the three and six months ended June 30, 2006 by $0.02 and $0.03, respectively.

Prior to the adoption of SFAS No. 123(R), The Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash inflows in the statement of cash flows. SFAS No. 123(R) requires the cash inflows resulting from tax deductions in excess of the compensation expense recognized for those stock options (“excess tax benefits”) to be classified as

Great China International Holdings, Inc.
June 30, 2006

Notes to the Unaudited Condensed Consolidated Financial Statements

financing cash inflows. The Company did not report any excess tax benefits as financing cash inflows for the three and six months ended June 30, 2006.

The fair value of each option award is estimated on the date of grant using a Black Sholes option pricing model that uses the assumptions noted in the table below. Because Black Sholes option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Expected volatility	25%
Weighted-average volatility	25%
Expected dividends	0%
Expected term (in years)	1to
Risk-free rate	4.5%

A summary of option activity under the Plan as of June 30, 2006, and changes during the six months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	--	--
Granted	827,844	$6.09
Exercised	--	$0.00
Forfeited or expired	--	$0.00
Outstanding at June 30, 2006	827,844	$6.09	6.92	$1,224,041
Exercisable at June 30, 2006	163,568	$6.00	5.75	$216,052

A summary of the status of the Company’s nonvested shares as of June 30, 2006, and changes during the six months then ended, is presented below:

Great China International Holdings, Inc.
June 30, 2006

Notes to the Unaudited Condensed Consolidated Financial Statements

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2006	--	$--
Granted	827,844	$1.10
Vested	(163,568)	$1.32
Forfeited	(--)	$--
Nonvested at June 20, 2006	664,276	$1.59

Unrecognized compensation expense as of June 30, 2006 related to outstanding stock options was $846,167.

On March 3, 2006 the Company issued to its management options to purchase 817,844 shares of its common stock at a purchase price of $6.00 per share. The options vest in five equal increments beginning with the date of issuance in March 2006 and the following four anniversary dates. The options are exercisable over a term of five years from the date of vesting.

On May 18, 2006 the Company issued to its Chief Financial Officer options to purchase 10,000 shares of its common stock at a purchase price of $11.00 per share. The options vest immediately upon issuance and are exercisable over the one year period from the date of issuance.

Recent accounting pronouncements – SFAS 151, SFAS 152, SFAS 153 and SFAS 154 SFAS No. 151, Inventory Costs - an amendment of ARB No. 4 and SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67, SFAS No. 153, Exchange of Non-monetary Assets - an amendment of APB Opinion No. 29 and SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB No. 20 and SFAS 3 were recently issued. SFAS No. 123(R), 151, 152, and 153 have no current applicability to the Company and have no effect on the consolidated financial statements.

SFAS 154 “Accounting Changes and Error Corrections” calls in part for (1) the cumulative effect o correction of an error on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented (2) An offsetting adjustment, if any, shall be made to the opening balance of retained earnings for that period and (3) financial statements for each individual prior period presented shall be adjusted to reflect correction of the period-specific effects of the error. During the current period, two major errors were detected, the effect of which will be rolled back to the appropriate reporting period in accordance with the requirements of this SFAS. See Note --- for further details

Corrections of Errors – Two significant errors were identified during the quarter ended June 30, 2006, both of which will be recorded as adjustments to the appropriate prior accounting periods as required by SFAS 154.

Great China International Holdings, Inc.
June 30, 2006

Notes to the Unaudited Condensed Consolidated Financial Statements

The first error involved the inaccurate estimation of construction costs on previously completed construction projects. Construction costs were underestimated by $9,653,828 as detailed below:

Peacock Garden	$170,121
Chenglong Garden	1,564,231
President Building	7,919,476

Total	$9,653,828

Of this balance $2,565,718 represented additional cost on units which had previously been sold, and $2,446,610 of which was on units sold in prior fiscal years. In addition, the remaining balance of $7,088,110 should have been capitalized, resulting in the understatement of depreciation expense in the amount of $745,157 of which $594,041 was related to periods prior to January 1, 2006.

The second error was the recording of common area costs on the President Building in the amount of $2,640,066 in properties held for resale rather than allocating the costs to the usable space. Correction of this error resulted in a charge against prior year’s earnings in the amount of $432,492 and increased depreciation expense in the current year of $52,210.

The cumulative effect of the correction of the above two errors was a reduction in earnings of $200,809, $182,352, $322,434, and $273,057 for the three and six month periods ended June 30, 2006 and 2005 respectively. Basic and diluted loss per share was increased by $0.02, $0.02, $0.03, and $0.03 during the three and six months periods ended June 30, 2006 and 2005, respectively.

Retained earnings as of December 31, 2005 was reduced by $3,473,143 related to the corrections of these prior errors.

These changes had no effect on income taxes as the Company had losses during the three and six months periods ended June 30, 2006 and 2005 and due to net operating loss carryforwards. As of June 30, 2006 the Company had a net deferred asset of approximately $1,000,000 related to net operating loss carryforwards of Enterprise Income Taxes in the PRC as of June 30, 2006. This deferred tax asset was subject to a 100% valuation allowance at June 30, 2006.

The Company is in the process of amending the December 31, 2005 Form 10 K-SB , the September 30, 2005 Form 10-QSB, the March 31, 2006 Forms 10 Q-SB and the Form 8-K/A dated September 30, 2005 to reflect the correction of these errors retrospectively.

Reclassifications – Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

4.     Concentrations of business and credit risk

Substantially all of the Company’s bank accounts are in banks located in the PRC and are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S. banks. The Company provides credit to buyers of the developed properties if requested and approved by the Company in the normal course of business. The Company performs ongoing credit evaluations of its customers and clients and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Accounts receivable totaling $701,997 as of June 30, 2006, were collateralized by real estate.

Substantially all of the Company's fixed assets and operations are located in the Peoples Republic of China.

Substantially all of the Company's profits are generated from operations in mainland China.

Great China International Holdings, Inc.
June 30, 2006

Notes to the Unaudited Condensed Consolidated Financial Statements

Payments of dividends may be subject to government restrictions.

5.     Cash and equivalents

At June 30, 2006 the Company held no restricted cash balances. Pledged bank deposits, which are now unrestricted, bear interest at 0.06% per month and in accordance with the terms and conditions of the banking facilities agreed with banks to provide mortgage loan facilities to buyers of properties developed by the Company, the Company agreed to place guarantee fund deposits of not less than 5% to 10% of the total outstanding mortgage loans extended to property buyers and to guarantee the repayments of the mortgage loans, As of June 30, 2006, the bank had released the Company from its loan guarantees, and the formerly restricted funds have been transferred to an unrestricted bank account at the same bank.

Substantially all of the Company’s cash is held in financial institutions in China and are not protected by FDIC insurance or any other form of guaranteed payment.

6.     Properties held for resale

Properties held for resale at June 30, 2006 by project is as follows:

June 30, 2006
Qiyun New Village	$2,112,069
Peacock Garden	305,551
Chenglong Garden	8,504,346
President Building	646,416
Maryland Building	229,050
Others	146,729

Total	$11,944,161

As of June 30, 2006 the carrying values of stock of properties of $11,604,201 have been pledged as security for the Company’s bank loans and mortgage loans.

7.     Amounts due from/(to) directors and related parties

The amounts due from/(to) directors and related parties at June 30, 2006 are as follows:

June 30, 2006
Amounts due from/(to) directors
Frank Jiang Fang	$(4,727,717)
Wang Li Rong	75

(4,727,642)

Amounts due from/(to) related companies
Liaoning Maryland Concrete Co. Limited	(54,256,825)
Shenyang Maryland Technology Co., Limited	38,121

(54,218,704)

Amounts due from/(to) related parties, net	$(58,946,346)

Amounts due from/(to) related companies are unsecured, and have no fixed repayment terms.

Great China International Holdings, Inc.
June 30, 2006

Notes to the Unaudited Condensed Consolidated Financial Statements

Subsequent to June 30, 2006, the Company reimbursed Liaoning Maryland Concrete Co., Limited (“Maryland Concrete”) $2,063,670 for interest and loan costs associated with Maryland Concrete’s cost of obtaining bank financing used to make this advance. This cost was accrued in interest payable at June 30, 2006 and the offset was capitalized to construction costs as these funds were used to acquire land use rights to the Chessboard project. During July 2006, the Company obtained bank financing and repaid this advance from Maryland Concrete.

8.     Short-term loans

June 30, 2006
Loans from Banks – delinquent	$13,924,000
Loans from bank – due within 12 months	20,000,000
Bank loans purchased by asset management company	21,718,750

Total current notes payable	55,642,750

At June 30, 2006, all bank loans and those purchased by the asset management company were treated as short-term because all bank loans have matured and negotiations, while ongoing, are not settled as to an extension of the due dates of the bank loans.

The delinquent notes had due dates ranging from May of 2003 to December of 2005.

On June 22, 2006 the Company entered into a settlement agreement with a bank with respect to $7,812,500 of past due notes. In accordance with the terms of this settlement agreement, $2,812,500 in principal was repaid prior to June 30, 2006 and the balance of the note is to be repaid in four equal quarterly installments of $1,250,000 with the final payment due on June 30, 2007. If the Company makes all payments on a timely basis, the bank has agreed to waive $1,125,000 in past due interest. The Company will recognize the benefit of this interest waiver once it has complied with all of terms of the settlement agreement.

There have been numerous instances of events of defaults arising from the non-payment of interest and principal in accordance with the terms of the loan agreements with two of the banks. No definitive demands have been made by the banks to foreclose on the secured borrowings. The Company is still in discussions with the banks to approve an extension of the terms and tenure of the secured and unsecured loans. Management expects that the bank negotiations will result in an extension to bank debt maturities.

The Company has not accrued any interest on the loans acquired by the asset management company since March 21, 2005 as the asset management company has agreed to waive interest on these acquired loans subsequent to that date.

Interest is accruing on all other past due loans at rates ranging from 6.0535% to 7.533%, the rates called for in the original loan agreements.

Substantially all of these loans were collateralized, however, a significant portion of the properties held as collateral were subsequently sold by the Company with the consent of the secured lender.

Great China International Holdings, Inc.
June 30, 2006

Notes to the Unaudited Condensed Consolidated Financial Statements

9.     Long-term debts — secured

June 30, 2006
Long term debts:
Mortgage loans	$2,635,667
Less: Current portion of long-term debts	(424,778)

Long-term debts	$2,210,889

Maturities of long-term debt including mortgage loans for each of the next five years and thereafter are as follows:

Amount
2007	$424,778
2008	424,778
2009	412,065
2010	291,203
2011	291,203
Thereafter	791,640

$2,635,667

10.   Commitments

As of June 30, 2006 the Company had $88,190,533 in commitments for capital expenditures for contractual agreements on the construction projects and $24,325,000 in commitments for funding the registered capital of its subsidiaries.

Item 2.      Management’s Discussion and Analysis or Plan of Operation

(1)   Caution Regarding Forward-Looking Information

The following Management Discussion and Analysis should be read in conjunction with our consolidated financial statements prepared in accordance with accounting principles generally accepted in USA. Unless otherwise indicated, references in this discussion to “we”,“our” and “us” are to the Great China International Holdings, Inc and its subsidiaries.

Any statements in this discussion that are not historical facts are forward-looking statements that involve risks and uncertainties; actual results may differ from the forward-looking statements. Sentences or phrases that use such words as "believes," "anticipates," "plans," "may," "hopes," "can," "will," "expects," "is designed to," "with the intent," "potential" and others indicate forward-looking statements, but their absence does not mean that a statement is not forward-looking. Factors that could have a material and adverse impact on actual results are described in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission under the heading "Risk Factors." The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

(2)   Executive Summary

Great China International Holdings, Inc., (the “Company”) is a comprehensive real estate company with principal activities in real estate investment, development, sales and management. The Company conducts all its operation in the People’s Republic of China through various wholly owned subsidiaries, whether directly or indirectly, Shenyang Maryland International Industry Company Limited, Shenyang Jitian Property Company Limited, Shenyang Yindu Property Company Limited, Shenyang Xinchao Property Company Limited and Silverstrand International Holdings Company Limited.

Prior to June 30, 2006, Shenyang Maryland International Industry Company Limited (“Maryland”) has been the principal operating company and until 2005 owned five real estate projects.

The President Building comprises three blocks of commercial towers located in the financial district, Heping Street, of Shenyang City. While the original intention was to sell the buildings, management subsequently decided to retain most of the properties for leasing purposes. The buildings have a 97% occupancy rate with tenants who are mostly international companies, 25 of them are Fortune 500 companies. The Company’s head office is situated on the 25/F and 26/F of the President Building.

Chenglong Garden, situated in Shenyang Huanggu District, comprises 12 blocks of modern apartments, a number of retail shops and ancillary facilities including basement car parking facilities and parks.

Qiyun New Village is situated along the Nanyun Riverside and consists of 347 residential units, among which 314 units have been sold, and 2,186 square meters of commercial units.

Peacock Garden is situated in Heping North Street, the commercial district of Shenyang. Construction was completed in November 2000 and Peacock Garden comprises 197 low-density residential apartments of which 191 have been sold.

The Maryland Building consists of 12,858 square meters of commercial space among which 11,310 have been sold and other remaining 1,548 square meters are held for leasing purposes.

Shenyang Jitian Property Company Limited (“Jitian”) was established on February 22, 2006 for a new project development, Chessboard Mountain Residential project. On February 27, 2006, Jitian was confirmed as the highest bidder in a public auction for a residential development project located in the Chessboard Mountain International Tourism Development District in Shenyang City. The total purchase price for the 420,317 square meters land use rights was approximately $56.7 million. On May 12, 2006, bank financing was obtained through a related third party. On May 16, 2006, Jitian obtained Planning Approval from the relevant local authority for the project with a total construction area of approximately 891,840 square meters (9.6 million square feet). On May 28, 2006, construction approval from the relevant local authority was obtained by Jitian after which it obtained all necessary documents to start construction. On June 28, 2006, construction began on the Chessboard Mountain Residential project to be known as Galaxy Bay. Subject to approvals from relevant local authority, the Company intends to pursue pre-sale of the residential properties before the end of 2006.

Effective July 3, 2006, Jitian entered into a loan agreement with the Shenyang City Commercial Bank whereby the Bank agreed to provide a loan of up to RMB 550,000,000, or approximately $68.7 million to Jitian for the purpose of acquiring the land use right for the Chessboard Mountain Project. The Loan Agreement has a term of three years, and any amounts advanced thereunder bear interest at a rate of 6.633% per annum and must be repaid by the end of the term of the Loan Agreement. Under the Loan Agreement, the Bank is entitled, in the event of certain events of default enumerated therein, to adjust the Loan amount under the agreement or to cancel the agreement and declare any amounts advanced thereunder due and owing. Shenyang Maryland International Industry Co., Ltd., a subsidiary of the Company, has agreed to guarantee all amounts owing by Jitian under the Loan Agreement, and Jitian has mortgaged its title to the Chessboard Mountain property to the Bank as security for performance of its obligations under the Loan Agreement. As part of the Bank’s terms and conditions and in further consideration for the extension of the Loan, Jitian entered into a Creditor’s Right Transfer Agreement with Hainan Hexing Industry Co., Limited, an unrelated third party, whereby Jitian, in exchange for the payment of RMB100 million (approximately $12.5 million) out of proceeds of the Loan, agreed to purchase certain creditors rights of Hexing to another unrelated entity, Shenyang Night Musical Palace.

Shenyang Xinchao Property Company Limited (“Xinchao”) was established in August 16, 2005 for a mixed-use development, later called the Xita Urban Reconstruction Project. The Xita project occupies 83,071 square meters of land with an estimated construction area of 350,000 square meters. As of June 30, 2006, Xinchao holds 70% equity interest in the Xita Project and Shenyang Yindu Property Company Limited (“Yindu”), another subsidiary of the Company, holds the other 30%. A preliminary plan of the Xita project area has been submitted to the district government for approval. Because the plan was highly appraised by the government, Xinchao and Yindu managed to negotiate an expansion of the total development area to about double the original size. Since the government has been following a detailed review process on this substantial project, Xinchao and Yindu expect the final plan to be approved before the end of 2006. Xinchao and Yindu are in negotiations with a partner for a joint venture to develop this project. The condition of the partnership will be based on the ability of the partner to provide all necessary financing for the development. Xinchao and Yindu have not reached any agreement on the joint venture and cannot predict at this time whether an acceptable arrangement will be reached or the timing of any such agreement.

(3)   Results of Operations

Comparison of operations for the three months ended June 30, 2006 with the three months ended June 30, 2005:

The Company had a $1,935,352 or 195% decrease in earnings to a loss of $(934,061) during the three months ended June 30, 2006 from a net income of $992,866 for the comparable period in 2005. Components of sales and expenses resulting in this increase in net loss are discussed below.

Sales revenues decreased by $4,244,198 or 57% quarter-on-quarter to $3,168,334 for the quarter ended June 30, 2006 compared to the same corresponding quarter in 2005 of $7,412,532. Rental and management fee income decreased by $419,983 or 25% to $1,231,527 during the three months ended June 30, 2006 from $1,651,510 for the comparable period in 2005. These charges are mainly attributable to:

—	Significant decrease in sales of Chenglong Garden by $4,412,413 or 79%;
—	Decrease in rental income primarily due to a decrease in rental rates on a large restaurant tenant in the President Building;
—	Decreases in sales of Qiyun New Village by $133,732 or 7%;
—	Decreases in gross floor area sold by 8,637 square meters quarter-on-quarter to 5,465 square meters for the quarter ended June 30, 2006 compared to 14,102 square meters in 2005;
—	The number of units sold decreased by 49 units or 64% quarter-on-quarter to 27 units for the quarter ended June 30, 2006 compared to 76 units in 2005;
—	Increases in building management fee income by $61,621 or 19%;
—	Increase in sales of Peacock Garden by $301,947; and,
—	No new development projects were introduced during 2006.

Cost of properties sold decreased by $3,918,331 or 63% during the three months ended June 30, 2006 as compared to the corresponding period in 2005. This was primarily attributable to a 61% decrease in the gross floor area sold as described above.

Operating and selling expenses remained relatively constant being $20,368 for the three months ended June 30, 2006 as compared to $21,617 for the three months ended June 30, 2005.

General and administrative expenses increased by $1,004,631 or 222% to $1,457,164 during the three months ended compared to $452,533 for the three months ended June 30, 2005. The increase is due primarily related to an increase in consultation fees of $206,742, an increase in property tax of $112,832, an increase in listing fee expenses of $64,996, an increase in insurance expenses of $15,913, an increase in travel expense of $52,266 and recognition of $197,564 in compensation expense related to stock options issued to management.

Depreciation expense increased by $159,402 or 33% to $640,556 for the quarter ended June 30, 2006, compared to $480,154 for the corresponding period in 2005 due primarily to the decision to rent additional units in the President Building which had previously been held for resale.

Interest and financing costs remained relatively constant at $882,266 for the three months ended June 30, 2006 as compared to $885,320 for the three months ended June 30, 2005. Excluded from interest expense during the three months ended June 30, 2006 is $2,063,670 in finance charges reimbursable to Liaoning Maryland Concrete Co., Limited (“Maryland Concrete”) related to the acquisition of land rights on the Chessboard project. These charges were capitalized to construction in progress. No interest was capitalized during the comparable period of 2005.

Comparison of operations for the six months ended June 30, 2006 with the six months ended June 30, 2005:

The Company had a $2,321,428 increase in net loss to $(2,498,036) during the six months ended June 30, 2006 from a net loss of $(176,608) for the comparable period in 2005. Components of sales and expenses resulting in this increase in net loss are discussed below.

Sales revenues decreased by $2,886,954 or 39% period-on-period to $4,525,578 for the six months ended June 30, 2006 compared to the same corresponding period in 2005 of $7,412,532. Rental and management fee income decreased by $244,674 or 9% to $2,557,353 for the six months ended June 30, 2006 compared to $2,802,027 for the comparable period in 2005. These changes were mainly attributable to:

—	Significant decrease in sales of Chenglong Garden by $3,186,733 or 57%;
—	Decrease in rental income primarily due to decrease in rental rates on a large restaurant tenant in the President Building;
—	Decreases in sales of Qiyun new Village by $2,168 or 0.1%;
—	Decreases in gross floor area sold by 6,815 square meters period-on-period to 7,287 square meters for the half-year ended June 30, 2006 compared to 14,102 square meters in 2005;
—	The number of units sold decreased by 42 units or 55% period-on-period to 34 units for the half-year ended June 30, 2006 compared to 76 units in 2005;
—	Increases in building management fee income by $112,352 or 17% period-on-period; and,
—	Increase in sales of Peacock Garden by $301,947;
—	No new development projects were introduced during 2006.

Cost of properties sold decreased by $2,796,991 or 41% period-on-period to $4,048,801 for the six months ended June 30, 2006 compared to the same corresponding period in 2005 of $6,845,792. Period-on-period decreases in gross floor area sold of 48% as noted above was the primary factor contributing to the decrease.

Operating and selling expenses decreased by $72,716 or 54% to $60,218 for the six months ended June 30, 2006 compared to $132,934 for the comparable period in 2005. This decrease was due primarily to reduced sales activities during 2006.

Administrative expense increased by $1,493,612 or 197% to $2,226,801 during the six months ended June 30, 2006 from $733,189 during the same period in 2005. The increase is due primarily related to an increase in consulting fees of $240,836, an increase in property tax of $228,960, an increase in listing fee expenses of $136,642, and $377,875 in compensation expense related to stock options granted to officers of the Company.

Depreciation increased by $367,118 or 48% period-on-period to $1,126,853 for the six months ended June 30, 2006 compared to the same corresponding period in 2005 of $759,735 and was due to the transfer of units in the President Building from inventory of properties held for sale to properties held for rental and subject to depreciation for the six months ended June 30, 2006.

Interest and financing costs increased by $286,074 or 15% to $2,213,443 for the six months ended June 30, 2006, compared to $1,927,369 for the corresponding period in 2005. The increase is primarily due to an increase in interest expenses on bank borrowings and loan closing costs in relation to a bank borrowing of $15,000,000 made during December 2005.. Excluded from interest expense during the six months ended June 30, 2006 is $2,063,670 in finance charges reimbursable to Liaoning Maryland Concrete Co., Limited (“Maryland Concrete”) related to the acquisition of land rights on the Chessboard project. This cost was capitalized to construction in progress. No interest was capitalized during the comparable period of 2005.

(4)   Liquidity and Capital Resources

Net cash flows provided by operating activities for the six months ended June 30, 2006, was $5,645,224 as compared with $8,519,132 provided by operating activities for the six months ended June 30, 2005, for a net decrease of $2,879,908. This decrease was due primarily to a $2,216,317 increase in net loss in 2006 as compared to 2005, which was primarily a result of lower sales of properties.

Net cash flows used in investing activities for the six months ended June 30, 2006, was $71,693,313 compared to $1,157,447 for the six months ended June 30, 2005. The increase in investing activity was due to commencement of the Xita and Chessboard construction projects during 2006.

Net cash flows provided by financing activities for the six months ended June 30, 2006, was $56,272,276 compared to net cash used in financing activities of $5,639,444 for the six months ended June 30, 2005 representing substantial borrowings which incurred for expansion of the operations and to finance the new property developments discussed above.

Current liabilities exceeded current assets by $114,827,084 as of June 30, 2006. The working capital deficit was incurred primarily due to the short term nature of certain construction financing, advances from affiliated companies for the development of new construction projects, and accruals to additional construction costs agreed to with contractors.

Due to frequent changes in government fiscal and bank lending policies in the past 15 years as well as other administrative controls from time to time in China, it is not uncommon for many companies to find themselves unexpectedly holding overdue loans borrowed from the banks, although the initial intention between the borrowers and lenders was for terms with longer maturity period. Under the circumstances, most lending banks had and have usually worked sympathetically and closely with borrowers for loan extension or restructuring for a shorter period within the administrative guidelines of the government. As State policies are issued outside the control of the banks in China and form part of the macro and micro-economic measures, many bankers and their customers are often stuck in the situation, thus they are generally more tolerant and supportive to overdue loans than their counterparts in Western economies; they will work hard to deal with the situation provided the borrowers are responsible and have good relationship with the lenders.

As of June 30, 2006, the Company’s subsidiary, Shenyang Maryland International Industry Co. Limited (“Maryland”), has ongoing discussions with lending banks to renegotiate various matured bank loans totaling $40,643,750 with the following relevant banks:

1.    The Bank of China: As of June 30, 2006, bank loans from the Bank of China totaled $11,500,000. The loans were originally extended for the development of the President Building in 2000. While the bank had originally agreed orally on a 10-year long-term loan period for the project, in 2002, owing to a change in lending policy, the Bank changed the terms of the loans into short-term development loans. Since the maturity of the various loans by December 31, 2004, Maryland commenced ongoing negotiation with the Bank of China for an extension of the loans. Due to the initial verbal agreement and a credible relationship over the years, the Bank has agreed to renegotiate a settlement term. As of July 13, 2006, the Company has received a written notice from the Bank of China explaining the situation.

2.    The Agricultural Bank of China: As of June 30, 2006, bank loans from the Agricultural Bank of China totaled $2,425,000. The loans were originally extended for the development of Chenglong Garden. Since the loans matured on December 21, 2005, Maryland has commenced ongoing negotiation with the Agricultural Bank of China for a short-term loan extension for another one-year term. The Company plans to close the negotiation before the end of 2006.

3.    The Industrial and Commercial Bank of China (ICBC): As of June 30, 2006, the bank loans from the ICBC totaled $26,718,750 and were originally extended for the development of the Chenglong Garden in 2001. Since the loans had matured at the end of 2003, Maryland has commenced ongoing negotiations for an extension of the loans. As part of the listing procedures on the Stock Exchange of Hong Kong, reorganization and restructuring, certain of the loans totaling $21,718,750 were sold to the Great Wall Asset Management Limited. On January 5, 2006, Great Wall Asset Management Limited issued a notification letter to Maryland that certain loans totaling $21,718,750 has been assigned from the ICBC. The Great Wall Asset Management Limited and Maryland are conducting ongoing negotiation on the terms and repayment schedules of the assigned loans. The terms and repayment schedules requires approval from various government bureaus, and, accordingly, Maryland believes the negotiation could be closed by the end of 2006. On June 22, 2006, Maryland has also negotiated a settlement repayment schedule with ICBC on the remaining loans totaling $7,812,500. Under the negotiated terms of the repayment schedule, Maryland will be required to make quarterly installment repayments commencing from June 30, 2006 until June 30, 2007. On June 30, 2006, Maryland paid $2,812,500 to ICBC as the first repayment installment in the repayment plan. When Maryland shall have fully repaid the last installment on or before June 30, 2007, accrued accumulated interest totaling $1,125,000 will be waived by ICBC.

(5)   Contractual Obligations

The following table is a summary of the Company’s contractual obligations as of June 30, 2006:

	Total	Less than one year	1-3 Years	Thereafter
Short-Term Debt	$55,642,750	$55,642,750	$--	$--
Long-Term Debt	2,635,667	424,778	1,128,046	1,082,843
Amounts due to related parties	58,946,346	58,946,346
Construction commitments	88,190,533	88,190,533	--	--

Total Contractual Cash Obligations	$205,415,296	$203,204,407	$1,128,046	$1,082,843

Item 3.     Controls and Procedures

As of June 30, 2006 an evaluation was performed under the supervision and with the participation of Great China's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Great China's disclosure controls and procedures. Based on that evaluation, Great China's management, including the Chief Executive Officer and Chief Financial Officer, concluded that Great China’s disclosure controls and procedures were effective. There have been no significant changes in Great China's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

Item 6.    Exhibits.

Exhibits: Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	SEC Ref. No.	Title of Document

31.1	31	The certification of chief executive officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	31	The certification of chief financial officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	32	The certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great China International Holdings, Inc.

Date:August 11, 2006	By:	/s/ Deng Zhi Ren
Deng Zhi Ren Chief Executive Officer (Principal Financial Officer)

Date:August 11, 2006	By:	/s/ Cheng Shui San, Lawrence
Cheng Shui San, Lawrence Chief Financial Officer (Principal Financial and Accounting Officer)