Form 10KSB/A
period 2005-12-31
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2006-09-05
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB/A

Amendment No. 1

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

Development activity typically consists of locating and acquiring ownership and property rights to real property, arranging for project financing, managing project planning and construction, and implementing sales and leasing of the finished realty. The Company may obtain/purchase land use rights from the following sources: (i) purchases from factories which have relocated; (ii) redevelopment of older areas; and (iii) Government public tenders or auctions. Overall management of all projects developed by the Company is undertaken by special project teams from the Company. The special project teams oversee and monitor the various stages of the project development process to ensure the timely completion and construction of high quality properties.

As of December 31, 2005, the Company, through Shenyang Maryland, had five real estate projects located in the city of Shenyang in which it either was selling and/or leasing.

•	Qiyun New Village is situated along the Nanyun Riverside and consists of 347 residential units, of which 339 have been sold, and 2,186 square meters of commercial units.

•	Peacock Garden, situated in Shenyang City, Heping North Street, is in the commercial district of Shenyang and is comprised of 197 low-density residential apartments, of which 192 have been sold, and 5,514 square meters of commercial units.

•	The Maryland Building consists of 12,858 square meters, of which 11,310 square meters have been sold.

•	The President Building comprises three blocks of commercial towers situated in Shenyang City, Heping North Street, which is the financial district of Shenyang. While the original intention was to sell a majority of the office buildings, management intends to retain this property as their flag ship property and lease the commercial space. The property consists of 66,987 square meters, of which 7,722 square meters have been sold, the remaining space being held for lease. The Company’s head office is situated on the 25th and 26th Floors of President Building.

•	Chenglong Garden, situated in Shenyang Huanggu District, comprises 12 blocks of modern apartments consisting of 865 residential apartments of which 785 have been sold, a number of retail shops and ancillary facilities including basement car parking facilities and parks.

Based on an appraisal of the foregoing properties conducted as of October 31, 2005, by American Appraisal China Limited, the value of the properties on that date was approximately RMB793.5 million (approximately US$97.8 million based on an exchange rate of RMB8.11 to $1.00).

Pursuant to agreements entered into in December 2005, we acquired two companies that own rights to develop and acquire a property interest (land use right) in a 500,000 square meter parcel of property in Shenyang City known as the Xita Project. The two companies are successors in interest to a bid confirmation letter, originally issued by the City of Shenyang to Shenyang Yunfeng Real Estate Development Co., Ltd., and subsequently amended and supplemented in September 2005. The Xita Project shall be one of the two main development projects for 2006 and subsequent years. It is an urban reconstruction development project with multi-functional sections, which is consistent with government development planning. The project is located in the Xi Ta area in the city of Shenyang and is mostly populated by ethnic Koreans. It will feature a construction area of almost 500,000 square meters, with an occupying area of approximately 101,000 square meters.

Pursuant to a sale and purchase agreement dated December 8, 2005, subsequently amended on December 28, 2005, we agreed to acquire through our indirect subsidiary, Shenyang Maryland International, 70% of the equity interest in Shenyang Xinchao Development Co., Ltd., a Sino-Foreign joint venture corporation that owns approximately 66% of the rights granted under the Xita Project confirmation letter, from Shenyang Yunfeng Real Estate Development Co. We agreed to acquire the remaining 30% equity interest in Shenyang Xinchao Development Co., through our direct subsidiary, Silverstrand International Holdings, from I.R.E. Corporation Limited, an unrelated Singapore corporation. The remaining approximately 34% interest in the rights granted under the Xita Project confirmation letter is held by Shenyang Yindu Property Co., Ltd., also a Sino-Foreign joint venture. Pursuant to agreements dated December 28, 2005, Shenyang Maryland International agreed to acquire a 70% interest in Shenyang Yindu Property Co., from Shenyang Yunfeng Real Estate Development Co., and Silverstrand International Holdings agreed to acquire a 30% interest in Shenyang Yindu Property Co., from I.R.E. Corporation. Following the closing of these transactions, which is expected to occur in the second quarter of 2006, the Company will hold, through its subsidiaries, 100 percent interest in the land comprising the Xita Project.

The purchase price for the interests acquired from I.R.E. Corporation is the assumption of the obligations under joint venture arrangements, which is a total of $5.5 million for both joint ventures. The purchase price for Shenyang Yunfeng Real Estate Development Co.’s interest in Shenyang Xinchao Development Co., is approximately $8.6 million, which was paid by a cash payment of $5 million by Maryland in August 2005, and by the assumption of the obligation of Shenyang Yunfeng Real Estate Development Co. to make additional contributions to the joint venture in the amount of $3.6 million (which Shenyang Maryland made to Xinchao on December 30, 2005).

The terms of the Xita Project confirmation letter provide that, in order for the rights granted under the confirmation letter to fully vest, the owners of the project rights must pay a total of approximately $88 million for the Xita property. To date, of this amount, a total of approximately $4.0 million has been paid. In December 2005, we obtained bank financing in the principal amount of $14.8 million to make our initial cash payment in connection with the Shenyang Xinchao Development Co., acquisition and the additional capital contributions in connection with this acquisition. The loan bears interest at a rate of 7.254% per annum, with all principal and interest due December 31,2006. We are now seeking the participation of one or more partners in a joint venture to provide the financing necessary to advance the project, but at the present time we have not identified any joint venture partners or established terms for a joint venture arrangement, nor can there be any assurance that we will be successful in finding such joint venture partners or otherwise obtaining financing to meet the commitments under the Xita Project confirmation letter. Meanwhile, we are negotiating with the local government to extend the occupied area of the land from 100,000 square meters to 160,000 square meters after approval of the initial planning by the government. The estimated total cost of the Xita Project is $207.2 million, and construction is expected to require at least three years. We plan to sell the residential part of the Xita Project to generate cash flow in 2007 and to hold and lease the commercial part for stable rental income after the construction is completed in 2009.

On February 27, 2006, Shenyang Jitian Property Co. Ltd., a new indirect subsidiary of Great China Holdings formed through Silverstrand International Holdings, was confirmed as the highest bidder in a public auction of approximately 420,317 square meters of land designated for residential and commercial development in Chessboard Mountain International Tourism Development District, Shenyang City. The total purchase price for the property is approximately $56.7 million. We paid an initial deposit on the property of approximately $2.5 million in February 2006, and additional payments totaling approximately $51.2 million were made through bridge financing in March and April 2006 by Liaoning Concrete Co. Ltd, leaving a balance owing on the property of approximately $3.0 million. Liaoning Concrete is an entity controlled by Jiang Fang and Jiang Peng who are officers and directors of Great China Holdings. We intend to pursue early development of the project with a view to beginning pre-sale activity before the end of 2006, which provides the funding necessary for project construction. We estimate that it will take approximately four years to sell and build out the project.

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

The real estate market in Shenyang has also been affected by the introduction of “investment property buyers” who purchase residential properties as part of their investment portfolio for rental and capital gain. The number of investment property buyers in the PRC has continued to increase in recent years. Large property investment enterprises/group, which have achieved high returns on investments, became active in such fast growing cities in China as Shenyang, Shanghai, Shenzhen and Wenzhou. The current healthy growth experienced in the Shenyang real estate market, rapid urbanization and the improvement in its position/status in the country have increased the property developers’ confidence in investing in Shenyang. Property investors have also shown great confidence in the future development prospects of the real estate market in Shenyang, as evidenced by their increased property investments, and their continued participation and significance in Shenyang real estate market should continue to be felt in the future. As property investment allows high returns (recurring rental and capital appreciation), lower risk profile, unaffected by inflationary pressure and high marketability, it will become investors’ preferred choice of investment. The investment property buyers entry into the real estate market will also boost property prices and value.

Governmental regulation

Chinese Real Estate Law

Over the past five years, the majority of China’s urban dwellers have changed their housing situation for apartments provided by their work units at a pittance to housing that they have had to buy and pay to maintain (through homeowner’s associations that hire state supervised management companies). There are some estimates that 80% of urban Chinese now own their own homes. But China has no legal concept of condominium and no statute that defines the rights of these millions of homeowners.

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

The long term value of Chinese land rights are still quite uncertain, and such rights are not the kind of secure investment that would lead a lender, as might happen in American, to rely primarily on the land value and look beyond the individual ability of a borrower to repay the debt. Chinese banks, for example, rarely make construction loans because in theory they cannot lend more than the value of the land that is their security at the time of the loan. The Chinese deal with this problem by signing “prelease” or “prepurchase” contracts whereby the buyer of the finished unit or property pays all of the consideration before the building is commenced. Effectively the buyers finance the seller’s construction. Buyers borrow the money from the banks under arrangements which later will “morph” into mortgage loans when there is something to which the mortgage can attach. Usually the developer must deposit the purchase proceeds in the bank and the bank monitors the expenditures.

Before a presale method can be legally adopted, the developer of the project must have obtained (i) a land use right certificate, (ii) a planning permit for construction use of land, (iii) a planning permit for the construction project, (iv) a certificate of commencement of construction, and (v) a permit for presale of commercial housing.

Mortgages

In 1993 the Central Government allowed state-owned banks to provide mortgage facilities to property buyers. In accordance with the banking regulations announced in 1998 the maximum loan repayment period was 20 years, and maximum mortgage loan amount was 70 percent of the purchased property price. In 1999, banking regulations were amended to extend the maximum loan repayment period to 30 years and increase the maximum mortgage loan amount to 80 percent of the purchased property price. As further incentives, state-owned banks were allowed to increase the mortgage loan facilities by an additional 15 percent of the approved banking facilities (maximum of 92 percent of the purchased property price). The provision of mortgage facilities to property buyers is considered to have created increasing demand for properties in the PRC.

In accordance with market practice in the PRC, the Company is required to provide guaranties (during the development phase) to the banks of mortgages offered to the property buyers until submission of the buyers’ real estate ownership certificates and certificates of other interests in the property unit by the relevant property buyers to the mortgagee bank. In the experience of the Company, such guaranty periods normally last for up to 6 months. If a property buyer defaults under the loan and the Company is required, during the guaranty period, to repay all debt owed by the defaulting property buyer to the mortgagee bank, the mortgagee bank will assign its rights under the loan and the mortgage to the Company and, subject to registration, the Company will have full recourse to the property. In line with industry practice, the Company does not conduct independent credit checks on the property buyers but relies instead on the credit checks conducted by the mortgagee banks. For financial reporting purposes, the sale of a property unit is not recognized until title has passed and the Company is released from its loan guaranty on the unit.

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

Sales and Marketing

The Company must apply to the relevant government authorities for pre-sale permits before commencing pre-sales of its properties under construction. Such permits will only be issued when, amongst other things, (i) the land premium has been fully paid; (ii) the land use rights certificates, the construction works planning permit and the construction project building permit et cetera have been obtained; (iii) the construction works of the properties have been completed up to the stipulated standard; (iv) the progress and the expected completion date of the construction work have been ascertained; (v) the construction plans for the affiliated facilities have been confirmed; (vi) the pre-sale fund escrow agreement has been signed with a professional real estates funding supervisory body; (vii) the covenants of use of the properties have been formulated; and, (viii) an initial property management services contract has been signed with a property management company.

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

Competition

In recent years, a number of property developers had entered and commenced property development and other project investments in Shenyang and other major cities of China lured by the healthy profit margin that could be had from sales of residential properties. These include overseas property developers (including sizeable leading property developers from Hong Kong), local property developers in Shenyang as well as those from other major cities in China. Competition among the property developers in Shenyang, Shanghai, Beijing, Guangzhou and other major cities of China has become very intense and this may possibly lead to an escalation in the cost of acquiring land use rights for development. On the other hand, in certain other parts of China, there appears to be a surplus of supply of properties and the related local government in those areas has started administrative measures to slow down the approval process of the new property development projects.

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

The Company was in default on $43.9 million of bank loans as of December 31, 2005. These loans are secured by a substantial portion of the Company’s properties in Shenyang. Since these past due obligations are treated as a current liability, the Company had a working capital deficit of $44.7 million as of December 31, 2005. The Company’s ability to continue as a going concern is dependent on the ability to negotiate an extension or other resolution of the bank debt maturities.

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

The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although the Company believes these reforms will have a positive effect on its overall and long-term development, it cannot predict whether or not changes in China’s political, economic, and social conditions, laws, regulations, and policies will have any adverse effect on its current or future business, results of operations and financial conditions. In particular, should there be changes in laws, regulations, policies and practices prohibiting property developers from granting guaranties to banks on behalf of their customers prior to the property ownership certificates being presented to the banks, and if the property buyers cannot procure such other form of guaranty as required by the banks, it will be difficult for the property buyers to obtain any mortgage financing. Consequently the results of operation of the Company may be adversely affected.

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

The PRC currently adopts civil law system which relies heavily on written statutes, and decisions made by the courts are not binding precedents for guidance only. The legal system in the PRC cannot provide the investors with the same level of protection as in the US. The Company is governed by the law and regulations generally applicable to local enterprises. These laws and regulations were recently introduced and remain experimental in nature and subject to changes and refinements. Interpretation, implementation and enforcement of the existing law and regulations can be uncertain and unpredictable and therefore have restrictions on legal protections for both Hong Kong and foreign investors.

The Company has traditionally been dependent on bank debt to finance its projects and is therefore subject to availability of such financing and fluctuations in interest rates.

The development of high quality housing requires substantial funds. The Company had internally funded its development projects from presale revenue and externally from bank loans. The Company cannot guaranty that sufficient capital can be generated to develop every one of the Company’s projects by way of only presale revenue. In addition, the Company cannot guaranty its ability to continue to obtain bank loans and credit facilities and renewals of existing borrowings from financial institutions on maturity under favorable terms and conditions. Changes in interest rates on the Company’s borrowings will also affect its financing costs and consequently its results of operations.

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

In the PRC, the concept of property ownership by private individuals is still at its infancy stage, and there is an apparent lack of maturity and liquidity in the secondary private property market and the amount of mortgage financing obtainable by individuals in the PRC is limited. These two factors have long been considered as hindrance to the development of the property market. In addition, as a result of insufficient reliable and updated information and statistics on real estate development and investment activities, the demands for the properties in the PRC, the quantities of newly developed projects, the areas of land that can be developed, and the number of apartments that will come into the market, it is extremely difficult to make an accurate analysis or forecast of the PRC real estate market.

The Company’s real estate development business is subject to increasing competition, which may lead to higher costs.

In recent years, a number of property developers have entered and commenced property development and other project investments in Shenyang and other major cities of China lured by the healthy profit margin that could be had from sales of residential properties. These include overseas property developers (including sizeable leading property developers from Hong Kong), local property developers in Shenyang as well as those from other major cities in China. Competition among the property developers in Shenyang, Shanghai, Beijing, Guangzhou and other major cities of China has become very intense and this may possibly lead to an escalation in the cost of acquiring land use rights for development.

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

Bank mortgages are becoming increasingly popular as a means of financing property purchases in the PRC. Any increase in bank mortgage interest rates may significantly increase the cost of mortgage financing to property buyers, thus reducing the attractiveness of mortgages as a source of financing property purchases and, accordingly, adversely affecting the affordability of residential properties. The PRC government may also increase the down payment requirement or impose certain other conditions which would make mortgage financing unavailable or unattractive to the potential property buyers.

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

•	President Building comprises three blocks of commercial towers situated in Shenyang City, Heping North Street, which is the financial district of Shenyang. While the original intention was to sell a majority of the office buildings, management intends to retain this as their flag ship and a number of units were leased. The Company’s head office is situated on the 25th and 26th Floors of President Building.

•	Chenglong Garden, situated in Shenyang Huanggu District, comprises 12 blocks of modern apartments consisting of 865 residential apartments, a number of retail shops and ancillary facilities including basement car parking facilities and parks.

•	Qiyun New Village is situated along the Nanyun Riverside and consists of 347 residential units.

•	Peacock Garden is situated in Shenyang City, Heping North Street, is in the commercial district of Shenyang and is comprised of 197 low-density residential apartments, of which 191 have been sold and some commercial units remain.

•	The Maryland Building consists of 12,858 square meters, of which 11,310 have been sold and other remaining 1,548 square meters are held for leasing purposes.

	President Building	Peacock Garden	Chenglong Garden	Maryland Building	Qiyun New Village
Construction date	June 1999	April 1999	June 2000	June 1997	April 1996
Construction completion date	Dec 2002	Nov 2000	Oct 2002	Nov 1998	Nov 1997
Permission for pre-sale/sales	Feb 2001	April 1999	June 2001	Dec 1997	July 1997
Date of first sales	May 1999	May 1999	Sept 2001	Nov 1997	May 1997

The following table sets forth information about the Company’s various projects:

	2005		2004
	%	$	%	$
Sales revenue mix
Properties sales:
Qiyun New Village	9.8	2,209,415	27.6	7,183,613
Peacock Garden	—	—	0.9	224,375
President Building	—	—	0.5	125,538
Chenglong Garden Phases I & II	82.4	18,540,596	66.2	17,235,590

	92.2	20,750,011	95.2	24,769,116

Building management income:
President Building Management Center	7.8	1,761,918	4.8	1,252,690

	100.0	22,511,929	100.0	26,021,806

The President Building

The Company’s President Building, which was completed in 2002, consists of three blocks of commercial towers, each built according to international construction standards, situated in Shenyang City, Heping North Street in the financial district of Shenyang. The project occupies an area of 8,126 square meters on a total construction area of 77,000 square meters, and represents a investment by the Company of RMB 582 million (approximately US$71.8 million). While the Company’s original intention was to sell a majority of the office buildings, management intends to retain this as their flag ship and a number of units were leased. The Company’s head office is situated on the 25th and 26th Floors of President Building.

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

The total area of the President Building owned by the Company is 59,264 square meters, and the mortgaged area is 49,495 square meters. The realty tax for the President Building is 13% of the total rental income, and the total realty tax for the year 2005 is RMB 3,464,987 (approximately US$ 427,000). The mortgage details for the President Building are as follows:

Lender(bank)	Amount of loan (RMB:ten thousand)	Guaranty ( President Building)	Mortgaged Area
Industrial and Commercial Bank of China Changde Branch	6,250	Block C, 1st-4th floor	5312.86
		Block B, 3rd-4th floor, South 11-15	1808.48
Bank of China Zhongshan Branch	9,500	Block C, 5th-12th floor	8949.68
		Block C, 20th-23rd floor	4389.72
Agriculture Bank of China Binhe Branch	1,940	Block C, 24th-26th floor	3292.29
		Block A, 1st-4th floor	6349.20
		Block A, 8th-9th floor	2195.72
Commercial Bank of China Zhongshan Branch	12,000	Block A, 11th –14th floor	4380.76
		Block A, 17th-26th floor	10925.20
		Block B, 3rd-4th floor, North 7-11	1891.06

Total mortgaged area			49494.97

Chenlong Garden

Chenglong Garden, situated in Shenyang Huanggu District, comprises 12 blocks of modern apartments consisting of 865 residential apartments, a number of retail shops and ancillary facilities including basement car parking facilities and parks. The project is situated near Beiling Park, schools and Hymall Megamart. Approximately 88% of the units comprising Chenglong Garden have been sold.

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

The Maryland Building

The Maryland Building is 12,858 square meters in size of which 11,310 square meters have been sold and other remaining 1,548 square meters are held for leasing purposes.

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

Our core business operates through our wholly owned subsidiary, Shenyang Maryland International Industry Co., Ltd. and focuses on premium commercial and residential real estate development and property management in Shenyang, China—one of the most dynamic property markets in the world’s fastest growing economy, with a higher growth rate than that of Beijing and Shanghai.

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

Result of Operation 2005 and 2004

Income from operations in 2005 was $2,629,313 compared to $3,542,724 in 2004, which represents a decrease of approximately 25.8%. The decrease is attributable primarily to a decline of approximately 15.9% in sales revenue from $24,769,116 in 2004 to $20,832,846 in 2005, while at the same time the cost of properties sold as a percentage of sales increased from 83.4% in 2004 to 90.5% in 2005. These factors were only partially offset by an increase of $789,068 in rental and building management revenue for 2005 over 2004, and a decrease in total operating expenses of $2,233,791 from 2004 to 2005.

The decrease in sales revenue was primarily attributable to there being no new developments or properties introduced during 2005 which resulted in a decrease of number of units sold of 28% or 71 units. In particular sales revenues for the Qiyun New Village development decreased by $4,974,199 in 2005 due to 62 less units being sold during 2005. These decreases were partially offset by increased sales revenue of $1,305,007 from the Chenglong Garden development, which also has a higher per unit sales price than other developments that accounted for a greater proportion of the 2004 sales revenues.

The increase in the cost of properties was primarily the result of a greater percentage of sales from the Chenglong Garden development, which has a lower gross profit margin than the Qiyun New Village development which accounted for a greater percentage of the 2004 sales revenues.

Interest and finance costs in 2005 were $2,514,464 in 2005 compared to $4,139,972 in 2004, which represents a decrease 39.3%. This substantial decrease is the reason we recognized net income of $741,863 in 2005 ($929,525 after foreign currency translation adjustment) compared to a net loss of $17,288 in 2004 (a net loss of $5,211 after foreign currency translation adjustment). The decrease in interest and finance costs was primarily due to the sale of certain outstanding loans totaling $21,424,168 by one of the Company’s lenders. The Company that acquired these notes in March 2005 agreed to waive future interest expense while the Company negotiates a settlement of these notes. The Company has agreed in principle to settlement arrangement that would allow for settlement of the outstanding amounts through the issuance of common stock.

Net income for 2005 is $80,394 as compared to a net loss of $597,248 for 2004. This was primarily the result of the aforementioned reductions in operating and interest expenses partially offset by lower sales and an increase in cost of goods sold as a percentage of revenues.

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

The purchase price for the interests acquired from I.R.E. Corporation is the assumption of the obligations under joint venture arrangements, which is a total of $5.5 million (RMB45 million) for both joint ventures. The purchase price for Yunfeng’s interest in Xinchao will be equal to $8.6 million (RMB70 million), which will be paid by a cash payment of $5.0 million (RMB40 million) paid on December 30, 2005; and by the assumption of the obligation of Yunfeng to make additional contributions to the joint venture in the amount of $3.7 million (RMB30 million).

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

Liquidity and Capital Resources

The Company was in default on $43,877,928 of bank loans as of December 31, 2005. These loans are treated as a current liability and as a result the Company had a working capital deficit of $44,660,313 as of December 31, 2005. The Company’s ability to continue as a going concern is dependent on the ability to renegotiate an extension of the bank debt maturities. The financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in the normal course of business at amounts different from those reflected in these financial statements

Substantially all of the Company’s bank accounts are in banks located in the PRC and are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S banks.

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

At December 31, 2005 the Company had $482,548 in restricted cash. Pledged bank deposits, which are restricted, bear interest at 0.06% per month and in accordance with the terms and conditions of the banking facilities agreed with banks to provide mortgage loan facilities to buyers of properties developed by the Company, the Company agreed to place guaranty fund deposits of not less than 5% to 10% of the total outstanding mortgage loans extended to properties buyers and to guaranty the repayments of the mortgage loans, As of December 31, 2005, the bank had released the Company from its loan guaranties but would not release the restricted funds until such time as the Company became current on its past due notes. Substantially all of the Company’s cash is held in financial institutions in China and are not protected by FDIC insurance or any other form of guarantied payment.

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

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation
		Salary ($)	Bonus ($)
Jiang Fang (1)	2005	28,600	-0-
President and Chief Executive Officer

Wayne M. Rogers (2)	2005	6,000	-0-
President	2004	12,000	-0-
	2003	12,000	-0-

(1)	Jiang Fang became the Company’s Chief Executive Officer and President on July 5, 2005. The amount of compensation stated in the table is the total amount of salary paid to Mr. Jiang by Shenyang Maryland and the Company in 2005.
(2)	Wayne M. Rogers served as the Company’s president until July 5, 2005.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Silverstrand International Holdings acquired all of the share capital of Shenyang Maryland for $5,095,000, payable in five installments over a period of eighteen months, as follows: First installment of $2 million was paid on January 04, 2005; second installment of $1 million was paid on August 16, 2005; third installment of $1 million was paid on October 19, 2005; fourth installment of $400,000 was paid on December 14, 2005; the last installment of $695,000 was paid on Dec 30, 2005. Of the total amount, $4,425,000 was paid to Jiang Fang, our Chairman and President, $515,500 was paid to Jiang Peng, our Executive Vice-President, and $51,600 was paid to each of Duan Jing Shi, Li Guang Hua and Wang Li Rong, each of whom are directors and officers.

On March 5, 2005, the Company issued two convertible notes, each in the principal amount of $36,000, to Wayne M. Rogers and Jack Gertino in payment of accrued compensation. Both Mr. Rogers and Mr. Gertino were officers and directors of the Company at the time of issuance of the notes and ceased serving as officers and directors in July 2005. Each note has a two-year term, bears interest at the rate of 6% per annum, and the principal amount thereof is convertible into approximately 220,030 shares of the Company’s common stock. These notes were converted to in equity August 2005.

Pursuant to a sale and purchase agreement dated December 8, 2005 and subsequently amended on December 28, 2005, we agreed to acquire, through Shenyang Maryland, 70% of the equity interest in Shenyang Xinchao Development Co. Ltd., a Sino-Foreign joint venture corporation that was formed for the purpose of owning and developing the Xita Project. The interest in Shenyang Xinchao Development Co. is being acquired from Shenyang Yunfeng Real Estate Development Co. Ltd., which is owned and controlled by Jiang Fang, who is an officer, director, and principal stockholder of Great China International, and Jiang Peng, who was an officer and director of Great China International. Under the terms of the agreement as amended, the purchase price of the Shenyang Xinchao Development Co. interest is $8.7 million, which will be paid as follows: (i) by the cash payment of $5.0 million made in the first quarter of 2006 with bank financing we obtained; and (ii) by the assumption of the obligation of Shenyang Yunfeng Real Estate Development Co., to make additional contributions to the joint venture in the amount of $3.7 million. We plan to obtain bank financing for the additional capital contributions.

Amounts due from related parties as at December 31, 2005 consists of amount due from Yunfeng of $4,443,422. Among the total due from Yunfeng, a sum of $785,637 represented the excess of the land use right cost received on behalf of Xinchao against the payment made by Yunfeng during the year. The land use right cost was refunded by Shenyang City Planning and Land Resources council because of a revision of the land use right cost. During the first quarter of 2006, Yunfeng paid back $198,768 to Xinchao. Hence, the amount due from Yunfeng relating to the land use right cost amounted to $586,869. The rest of the amount due was resulted from other business activities between Yunfeng, Xinchao and Maryland. As of March 31, 2006, the aggregate amount due from Yunfeng was $5,114,811.

The amount due from Yindu at December 31, 2005 was $1,399,281. The amount represents Yindu’s share of a payment for the purchase of the land use right cost. As the registration of Yindu had not yet been approved and the funding of the company’s registered capital had not yet occurred, Xinchao paid the amount on behalf of Yindu. The amount was paid back to Xinchao during the first quarter of 2006 after the registered capital was injected into Yindu and the registration was approved. Yindu is now a wholly owned indirect subsidiary of Great China International Holdings Inc.

An aggregate of $472,975 was owed by Great China Holdings to Liaoning Concrete Company as at December 31, 2005. Mr. Jiang Peng, one of our directors, is the chairman of Liaoning Concrete, and the majority of the interest in this entity is owned by Yunfeng, which is owned and controlled by Jiang Peng and Jiang Fang. Mr. Jiang Fang is also a director and officer of our company. The amount owing to Liaoning Concrete was principally for concrete supplied to our various projects, and in February 2006, we entered into an agreement with Liaoning Concrete whereby we transferred a unit at our development in Chenglong Garden to an affiliate in Liaoning in payment of the amounts owing to Liaoning. This transfer resulted in a credit by Liaoning to us of $99,169 as reflected in our interim financial statements for the period ended March 31, 2006.

Effective January 1, 2006, we entered into a loan agreement with Yunfeng to advance up to approximately $3.9 million from January 1, 2006 to December 31, 2006. Any amounts advanced under the loan agreement will bear interest at the rate of 7.254% per annum, and all principal and interest so advanced is due on December 31, 2006, subject to any agreement between the parties to extend the term of the loan.

On February 27, 2006, Shenyang Jitian Property Co. Ltd., a new indirect subsidiary of Great China Holdings formed through Silverstrand International Holdings, was confirmed as the highest bidder in a public auction of approximately 420,317 square meters of land designated for residential and commercial development in Chessboard Mountain International Tourism Development District, Shenyang City. The total purchase price for the property is approximately $56.7 million. We paid an initial deposit on the property of approximately $2.5 million in February 2006, and additional payments totaling approximately $51.2 million were made through bridge financing in March and April 2006 by Liaoning Concrete Co. Ltd, leaving a balance owing on the property of approximately $3.0 million. Liaoning Concrete is an entity controlled by Jiang Fang and Jiang Peng who are officers and directors of Great China Holdings.

ITEM 13. EXHIBITS

The following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	Title of Document
3.1	Articles of Incorporation (1)

3.2	Articles of Amendment effective September 15, 2005 (5)

3.3	Bylaws (1)

10.1	Stock Exchange Agreement dated March 8, 2005 by and among the Company, Silverstrand International Holdings Limited, Jiang Fang, Jiang Peng, Duan Jin Shi, Li Guang Hua and Wang Li Rong (2)

10.2	Convertible Note dated March 5, 2005 issued to Wayne M. Rogers (2)

10.3	Convertible Note dated March 5, 2005 issued to Jack M. Gertino (2)

10.4	Stock Right Transfer Agreement dated October 18, 2004 among Silverstrand International Holdings Limited and each of Jiang Fang, Jiang Peng, Duan Jing Shi, Li Guang Hua and Wang Li Rong (5)

10.5	Sales and Purchase Contract dated December 8, 2005 between Shenyang Yunfeng Real Estate Development Co. Ltd. and Shenyang Maryland International Industry Co. Ltd. (5)

10.6	Amendment dated December 28, 2005 to Sales and Purchase Contract dated December 8, 2005 between Shenyang Yunfeng Real Estate Development Co. Ltd. and Shenyang Maryland International Industry Co. Ltd. (5)

10.7	Sales and Purchase Contract dated December 28, 2005 between Silverstrand International Holdings Limited and I.R.E. Corporation Limited (Ref. No. HT-2005-12003) (5)

10.8	Sales and Purchase Contract dated December 28, 2005 between Silverstrand International Holdings Limited and I.R.E. Corporation Limited (Ref. No: HT-2005-12004) (5)

10.9	Sales and Purchase Contract dated December 28, 2005 between Shenyang Maryland International Industry Co. Ltd. and Shenyang Yunfeng Real Estate Development Co. Ltd. (5)

10.10	Form of Executive Employment Agreement with Shenyang Maryland International Industrial Co. Ltd. (5)

10.11	Property Management Agreement dated March 18, 2004 with respect to the President Building between Shenyang Maryland International Industry Co., Ltd. and Jones Lang Lasalle (5)

10.12	Development Agreement dated April 26, 2004 between The People’s Government of Heping District, Shenyang, China and Shenyang Maryland International Industrial Co., Ltd. (5)

10.13	Employment Agreement with Deng Zhiren (3)

10.14	Form of option issued to Deng Zhiren and Tang Yee Kwan (3)

10.15	Form of Regulation S Subscription Agreement – February 2006 (5)

10.16	Form of Registration Rights Agreement – February 2006 (5)

14.1	Code of Ethics (5)

16.1	Letter from HJ Associates & Consultants, LLP, dated March 28, 2006 (4)

21.1	List of Subsidiaries (5)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certifications of Chief Executive Officer and Chief Financial Officer

(1)	These exhibits are incorporated herein by this reference to the Company’s registration statement on Form 10-SB, filed with the Securities and Exchange Commission on August 21, 1997.
(2)	These exhibits are incorporated herein by this reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 25, 2005.
(3)	These exhibits are incorporated herein by this reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2006.
(4)	This exhibit is incorporated herein by this reference to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 28, 2006.
(5)	These exhibits are incorporated herein by this reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on April 17, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, :

		Year ended December 31, 2005		Year ended December 31, 2004
1.	Audit fees	US$	88,456	US$	4,200
2.	Audit-related fees		—		—
3.	Tax fees				—
4.	All other fees		—		—

	Totals	US$	88,456	US$	4,200

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

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: August 31, 2006	By	/s/ Deng Zhi Ren
Deng Zhi Ren, Chief Executive Officer
(Principal Executive Officer)

Date: August 31, 2006	By	/s/ Cheng Shui San, Lawrence
Cheng Shui San, Lawrence, Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 31, 2006	/s/ Jiang Fang
Jiang Fang, Director

Date: August 31, 2006	/s/ Chen Jin Rong
Chen Jin Rong, Director

Date: August 31, 2006	/s/ Wang Jian Guo
Wang Jian Guo, Director

Date: August 31, 2006	/s/ Duan Jingshi
Duan Jingshi, Director

Date: August 31, 2006	/s/ Wang Li Rong
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

As discussed in Note 2 to the financial statements the financial statements have been restated for the correction of errors related to construction costs and the allocation of common area costs.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a working capital deficit of $44,660,313 and was in default on $43,877,928 of bank loans as of December 31, 2005. These matter, among others as discussed in Note 2 to the financial statements, raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Murrell, Hall, McIntosh & Co., PLLP

April 11, 2006 (August 14, 2006 as to the effects of the restatement discussed in Note 2)

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

/s/ Eva Yi–Fang Tsai
Eva Yi–Fang Tsai

e-Fang Accountancy Corp., & CPA

Certified Public Accountants

City of Industry, USA

September 15, 2005 (September 1, 2006 as to the effects of the restatement discussed in Note 2)

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET (RESTATED)

DECEMBER 31, 2005

ASSETS

Current assets:
Cash and equivalents	$10,896,807
Restricted cash	482,548
Accounts receivable
Trade, net of allowance of $1,108,055	430,916
Refund due from contractors	3,536,692
Advances to employees	92,504
Properties held for resale	14,566,137
Prepaid expenses	1,323,388
Loan costs, net of amortization of $16,215	723,612

Total current assets	32,052,604

Property and equipment:
Land and buildings	48,060,774
Motor vehicles	1,016,640
Office furniture and equipment	383,420

49,460,834
Less accumulated depreciation, depletion, and amortization	(4,999,148)

44,461,686

Construction in progress	2,905,528

Total assets	$79,419,818

See accompanying notes to financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET (RESTATED)

DECEMBER 31, 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$11,087,394
Deposits held	854,924
Advances from buyers	2,817,556
Taxes payable	654,769
Short-term loans	58,672,627
Current portion of long-term debt	2,625,647

Total current liabilities	76,712,917

Long term debt, net of current portion shown above	3,266,003

Total liabilities	79,978,920

Stockholders’ equity:
Common stock, $.001 par value 50,000,000 share authorized, 11,097,466 issued and outstanding at December 31, 2005	11,098
Additional paid in capital	1,550,878
Retained deficit	(1,187,307)
Accumulated other comprehensive income	199,739

Total stockholders’ equity before advances offset	574,408
Advances to directors and affiliated companies	(1,133,510)

Total stockholders’ deficit, net of advances offset	(559,102)

Total liabilities and stockholders’ equity	$79,419,818

See accompanying notes to financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Revenues
Sales	$20,832,846	$24,769,116
Rental and building management income	5,691,262	4,902,194

Total revenues	26,524,108	29,671,310

Cost of Properties Sold	18,765,799	20,650,226

Gross profit	7,758,309	9,021,084

Selling, General and Administrative Expenses:
Operating and selling expenses	485,313	2,153,379
Administrative expenses	2,612,787	1,042,513
Depreciation	2,030,896	2,282,468

Total expenses	5,128,996	5,478,360

Income from operations	2,629,313	3,542,724

Other income (expense)
Interest and finance costs	(2,514,464)	(4,139,972)

Total other income (expense)	(2,514,464)	(4,139,972)

Income (loss) before income taxes	114,849	(597,248)

Provision for income taxes	34,455	—

Net income (loss)	80,394	(597,248)

Other comprehensive income:
Foreign currency translation adjustment	187,662	12,077

Total comprehensive income (loss)	$268,056	$(585,171)

Basic and diluted net income (loss) per common share	$0.01	$(0.06)

Weighted average basic and diluted shares outstanding	10,777,436	10,557,406

See accompanying notes to financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (RESTATED)

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Shareholder’s Equity
	Shares	Amount
Balance, December 31, 2003	455,073	$1,737	$1,451,410	$—	$(388,151)	$1,064,996
Transfer to capital reserve		—	119,116	—	(119,116)	—
Net loss for the year ended December 31, 2004		—	—	—	(597,248)	(597,248)
Other comprehensive income:
Change in exchange rate fluctuation reserve				12,077		12,077

Balance, December 31, 2004	455,073	1,737	1,570,526	12,077	(1,104,515)	479,825
Dividend paid					(163,186)	(163,186)
Conversion of debt to equity	540,060	44	69,956			70,000
Effects of recapitalization	10,102,333	9,317	(89,604)	—		(80,287)
Net income for the year ended
December 31, 2005		—	—	—	80,394	80,394
Other comprehensive income:
Change in exchange rate fluctuation reserve				187,662		187,662

Balance, December 31, 2005	11,097,466	$11,098	$1,550,878	$199,739	$(1,187,307)	$574,408

See accompanying notes to financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Cash flows from operating activities:
Net income	$80,394	$(597,248)
Adjustments to reconcile net income (loss) to operating activities -

Depreciation	2,030,896	2,282,468
Foreign currency translation adjustment	187,662	12,077
Provision for doubtful accounts	380,917	572,584

Changes in assets and liabilities:
(Increase) decrease in -

Accounts receivable and other receivable	(107,552)	(2,697,569)
Amounts due from related parties, net	(2,658,985)	(2,162,485)
Advances to suppliers	(1,967,923)	(6,493)
Accounts payable and other payables	(3,204,643)	(12,671,689)
Advances from buyers	(10,461,701)	1,605,861
Properties held for resale	19,970,035	28,796,079
Restricted cash	313,790	(73,665)
Income and other taxes payable	528,002	(1,443,749)

Net cash provided by operating activities	5,090,892	13,616,171

Cash flows from investing activities:
Purchase/(transfer) of fixed assets	(4,286,032)	(9,188,741)
Transfer from construction-in-progress	(2,905,528)	—

Net cash (used in) investing activities	(7,191,560)	(9,188,741)

Cash flows from financing activities:
Borrowings	15,219,295	—
Loan repayments	(1,744,565)	(4,854,239)
Dividends paid	(163,186)	—
Advances to directors and affiliated companies	(1,133,510)	—

Net cash provided by (used in) financing activities	12,178,034	(4,854,239)

Net increase (decrease) in cash and cash equivalents	10,077,366	(426,809)
Cash and cash equivalents, beginning of period	819,441	1,246,250

Cash and cash equivalents, end of period	$10,896,807	$819,441

Supplemental disclosures of Cash Flow information:
Interest paid, net of capitalized amounts	$1,880,670	$2,677,948

Income taxes paid	$607,457	$170,550

Transfer of stock of properties to fixed assets	$3,671,990	$6,335,842

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the 12 months ended December 31, 2005, the Company transferred 40 units of the President Building to fixed assets at a cost of $3,671,990 from properties held for resale.

During the 12 months ended December 31, 2004, the Company transferred 120 units of the President Building to fixed assets at a cost of $6,335,842 from properties held for resale

During the 12 months ended December 31, 2005, $72,000 of long-term debt was converted into 440,060 shares of common stock in connection with the recapitalization of the Company

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

Shenyang Yindu Property Company Limited (Yindu) was registered on August 16, 2005 in Shenyang, Liaoning Province, in the People’s Republic of China with a registered capital of $6,615,228 (Rmb.50,000,000) and a defined period of existence of 11 years to August 15, 2016. Yindu was formed to develop a certain tract of property locacted in Xi Ta district of Shenyang, China.

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

The Company was in default on $43,877,928 of bank loans as of December 31, 2005. These loans are treated as a current liability (Note 9) and as a result the Company had a working capital deficit of $44,660,313 as of December 31, 2005. The Company’s ability to continue as a going concern is dependent on the ability to renegotiate an extension of the bank debt maturities.

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

Corrections of Errors – Two significant errors were identified during 2006, both of which were recorded as adjustments to the appropriate prior accounting periods as required by SFAS 154.

The first error involved the inaccurate estimation of construction costs on previously completed construction projects. Construction costs were underestimated by $9,653,828 as detailed below:

Peacock Garden	$170,121
Chenglong Garden	1,564,231
President Building	7,919,476

Total	$9,653,828

Of this balance $2,565,718 related to properties held for sale and of which $2,446,610 of which was on units sold as of December 31, 2005. The correction of this error resulted in an increase in the cost of properties sold of $276,735 and $284,107 during the years ended December 31, 2005 and 2004, respectively. In addition, the remaining balance of $7,088,110 should have been capitalized, resulting in the understatement of depreciation expense in the amount of $745,157 of which $285,958 and $219,961 related to the years ended December 31, 2005 and 2004, respectively.

The second error was the recording of common area costs on the President Building in the amount of $2,640,066 in properties held for resale rather than allocating the costs to the usable space. Correction of this error resulted in an additional depreciation charge against earnings for the years ended December 31, 2005 and 2004 in the amounts $98,776 and $78,457, respectively.

The cumulative effect of the correction of the above two errors was a reduction in earnings of $661,469 and $582,525 for the years ended December 31, 2005 and 2004, respectively. Basic and diluted loss per share was increased by $0.06 during each of the years ended December 31, 2005 and 2004.

Retained earnings as of December 31, 2005 and 2004 reduced by $3,473,143 and $2,811,674, respectively, related to the corrections of these errors.

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

Substantially all of the Company’s fixed assets and operations are located in the PRC.

Substantially all of the Company’s profits are generated from operations in mainland China.

Payments of dividends may be subject to government restrictions.

Payments of dividends by the Company’s foreign subsidiaries may be subject to restrictions; therefore in accordance with Rule 504/4.08 (e) (3) of Regulation S-X, the following are condensed parent company, only financial statements for the year ended December 31, 2005.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

CONDENSED PARENT COMPANY BALANCE SHEET

ASSETS

Investment in subsidiaries, reported on equity method	$574,408

Total assets	$574,408

STOCKHOLDERS’ EQUITY

Stockholders’ equity:
Common stock, $.001 par value 50,000,000 share authorized, 11,097,466 issued and outstanding at December 31, 2005	11,098
Additional paid in capital	1,550,878
Retained deficit	(1,187,307)
Accumulated other comprehensive income	199,739

Total stockholders’equity before advances offset	574,408

Total liabilities and stockholders’ equity	$574,408

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

CONDENSED PARENT COMPANY ONLY STATEMENTS OF OPERATIONS

Selling, General and Administrative Expenses:
Administrative expenses	49,649

Total expenses	49,649

Other income
Interest income	2,372

Total other income	2,372

(Loss) before income taxes	(47,277)
Provision for income taxes	—

Net (loss)	(47,277)

Note 1 - These condensed parent company only financial statements should be read in connection with the Great China International Holdings, Inc. consolidated financial statements and notes thereto.

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

6.	Properties held for resale

Properties held for resale at December 31, 2005 by project is as follows:

Qiyun New Village	$3,299,431
Peacock Garden	500,364
Chenglong Garden	10,294,529
President Building	112,248
Maryland Building	225,943
Others	133,622

Total	$14,566,137

At of December 31, 2005 the carrying values of stock of properties of $14,566,137 have been pledged as security for the Company’s bank loans and mortgage loans. (notes 9 and 10)

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

$5,891,650

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

11.	Income tax

	2005	2004
Enterprise income tax	$34,455	$—

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

Although it is not anticipated in the foreseeable future, should the parent company receive dividends from its foreign subsidiaries, these dividends would be fully taxable, subject to an offset for foreign taxes paid on these earnings. The Company has not provided any accrual for any tax liabilities that might be incurred for the receipt of dividends from its foreign subsidiaries.

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	2005	2004
Computed tax at Federal statutory rate of 34%	$39,049	$—
Difference primarily attributable to EIT tax assessed on gross real estate sales	(4,594)	—

Provision for income taxes	$34,455	$—

Effective rate	30%	0%

12.	Commitments

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