Form 10QSB
period 2006-09-30
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2006-11-17
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006
(Unaudited)

ASSETS

Current assets:
Cash and equivalents	$2,783,436
Accounts receivable
Trade, net of allowance of $625,768	1,834,508
Advances to suppliers	75,884
Advances to employees	72,924
Properties held for resale	11,598,415
Prepaid expenses	12,356
Loan costs, net of amortization of $583,230	174,346

Total current assets	16,551,869

Property and equipment:
Land and buildings	49,357,669
Motor vehicles	719,460
Office furniture and equipment	332,314

50,409,443
Less accumulated depreciation	(6,461,226)

43,948,217

Construction in progress	89,662,077

Total assets	$150,162,163

See accompanying notes to the condensed consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$9,855,618
Deposits held	911,145
Advances from buyers	3,597,006
Amounts due to related companies	2,020,721
Taxes payable	948,020
Short-term loans	54,943,182
Current portion of long-term debt	425,449

Total current liabilities	72,701,141

Long term debt, net of current portion shown above	77,853,883

Total liabilities	150,555,024

Stockholders' equity:
Common stock, $.001 par value 50,000,000 shares authorized,
11,782,036 issued and outstanding at September 30, 2006	11,783

Additonal paid in capital	4,539,607
Retained deficit	(5,308,987)
Accumulated other comprehensive income	364,736

Total stockholders’ equity before advances offset	(392,861)

Total liabilities and stockholders’ equity	$150,162,163

See accompanying notes to the condensed consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	2006	2005
		(Restated)
Revenues
Sales	$5,028,766	$12,669,073
Rental and management fee income	3,742,139	3,091,260

Total revenues	8,770,905	15,760,333

Expenses
Cost of properties sold	5,241,279	10,241,358
Operating and selling expenses	479,980	180,289
Administrative expenses	2,642,811	595,421
Depreciation and amortization	1,701,318	1,491,356

Total expenses	10,065,388	12,508,424

Income (loss) from operations	(1,294,483)	3,251,909

Other income (expense)
Other income	339,739	--
Interest and finance costs	(3,166,936)	(2,632,068)

Total other (expense)	(2,827,197)	(2,632,068)

Income (loss) before income taxes	(4,121,680)	619,841

Provision for income taxes	--	265,455

Net income (loss)	(4,121,680)	354,386

Other comprehensive income (loss):
Foreign currency translation adjustment	164,997	(7,570)

Total comprehensive income (loss)	$(3,956,683)	$346,816

Basic and diluted net income (loss) per common share	$(0.37)	$0.03

Weighted average basic and diluted shares outstanding	11,268,609	10,631,555

See accompanying notes to the condensed consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	2006	2005
		(Restated)
Revenues
Sales	$503,188	$4,910,244
Rental income	1,184,786	943,693

Total revenues	1,687,974	5,853,937

Expenses
Cost of properties sold	1,192,478	4,059,832
Operating and selling expenses	419,762	50,237
Administrative expenses	416,010	200,178
Depreciation and amortization	574,465	818,302

Total expenses	2,602,715	5,128,549

Income (loss) from operations	(914,741)	725,388

Other income (expense)
Other income	244,590	--
Interest and finance costs	(953,493)	(935,696)

Total other income (expense)	(708,903)	(935,696)

Income (loss) before income taxes	(1,623,644)	(210,308)

Provision for income taxes	--	103,336

Net income (loss)	(1,623,644)	(313,644)

Other comprehensive income (loss):
Foreign currency translation adjustment	98,780	(7,570)

Total comprehensive income (loss)	$(1,524,864)	$(321,214)

Basic and diluted net income (loss) per common share	$(0.14)	$(0.03)

Weighted average basic and diluted shares outstanding	11,439,751	10,777,436

See accompanying notes to the condensed consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
STATEMENTS OF CONDENSED CONSOLIDATED STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2005 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(Unaudited)

	Common Stock		Additonal	Accumulated Other Comprehensive	Retained	Total Shareholder’s
	Shares	Amount	Paid in Capital	Income	Deficit	Equity
Balance, December 31, 2005 (Restated)	11,097,466	$11,098	1,550,878	$199,739	(1,187,307)	$574,408

Employee stock options	--	--	511,134	--	--	511,134

Net income for the nine months ended
September 30, 2006	--	--	--	--	(4,121,680)	(4,121,680)

Additional share issued at premium	684,570	685	2,777,595	--	--	2,778,280

Share issuance costs	--	--	(300,000)	--	--	(300,000)

Other comprehensive income:
Change in exchange rate fluctuation reserve	--	--	--	164,997	--	164,997

	11,782,036	$11,783	$4,539,607	$364,736	$(5,308,987)	$(392,861)

See accompanying notes to the condensed consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	2006	2005
		(Restated)
Cash flows from operating activities:
Net income (loss)	$(4,121,680)	$354,386
Adjustments to reconcile net income (loss) to operating activities -

Depreciation and amortization	1,701,318	1,491,356
Gain on disposal of fixed assets	(13,996)	--
Reduction in provision for doubtful accounts	(482,287)	(405,049)
Non-cash stock compensation expense	511,134	--

Changes in assets and liabilites:
(Increase) decrease in -

Accounts receivable and other receivable	(352,459)	1,061,829
Advances to suppliers	3,460,808	79,078
Refunds due from contractors	--	(4,445,750)
Prepaid expenses	1,311,032	(18,153)
Accounts payable and other payables	(1,231,776)	(1,146,226)
Deposits held	56,221	--
Advances from buyers	779,450	(1,957,465)
Properties held for resale	2,967,722	8,684,099
Restricted cash	482,548	315,558
Income and other taxes payable	293,251	(423,192)

Net cash provided by operating activities	5,361,286	3,590,471

Cash flows from investing activities:
Construction in progress	(86,756,549)	--
Purchases of fixed assets	(1,291,323)	(1,401,352)
Sales of fixed assets	117,470	--

Net cash (used in) investing activities	(87,930,402)	(1,401,352)

Cash flows from financing activities:
Loan proceeds	76,835,664	451,600
Loan repayments	(8,177,427)	(1,909,843)
Advances from (to) directors and affiliated companies	3,154,231	--
Dividends	--	(163,826)
Proceeds from stock issuance, net of offering costs	2,478,280	--

Net cash provided by (used in) financing activities	74,290,748	(1,622,069)

Effect of exchange rate change on cash and cash equivalents	164,997	(7,570)

Net increase (decrease) in cash and cash equivalents	(8,113,371)	559,480

Cash and cash equivalents, beginning of period	10,896,807	1,031,144

Cash and cash equivalents, end of period	$2,783,436	$1,590,624

Supplemental disclosures of Cash Flow information:
Interest paid, net of capitalized amounts	$2,148,267	$1,273,128

Income taxes paid	$249,262	$293,391

See accompanying notes to the condensed consolidated financial statements.

Great China International Holdings, Inc.
September 30, 2006

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

The remaining approximately 34% interest in the land use rights of the Xita Project is held by Shenyang Yindu Property Co., Limited (“Yindu”), also a Sino-Foreign joint venture. Pursuant to agreements dated December 28, 2005, Shenyang Maryland agreed to acquire a 70 percent interest in Yindu from Yunfeng, and Silverstrand agreed to acquire a 30% interest in Yindu from Sapphire. Following the closing of these transactions, which is expected to occur in the fourth quarter of 2006, the Company will hold, through its subsidiaries, 100 percent interest in the land use rights comprising the Xita Project.

Great China International Holdings, Inc.
September 30, 2006

Notes to the Unaudited Condensed Consolidated Financial Statements

Shenyang Xinchao Property Company Limited (“Xinchao”) was registered on August 16, 2005 in Shenyang, Liaoning Province, in the People’s Republic of China with a registered capital of $12,330,456 (Rmb.100,000,000) and a defined period of existence of 11 years to August 15, 2016. Xinchao was formed to develop a certain tract of property located in the Xita District of Shenyang, and will feature a construction area of almost 500,000 square meters with a linear site area of approximately 101,000 square meters.

Shenyang Yindu Property Company Limited (“Yindu”) was registered on August 16, 2005 in Shenyang, Liaoning Province, in the People’s Republic of China with a registered capital of $6,615,228 (Rmb.50,000,000) and a defined period of existence of 11 years to August 15, 2006. Yindu was also formed to develop a certain tract of property located in Xi Ta district of Shenyang, China.

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

The Company engages in the development and sale of high quality private residential properties and commercial buildings for lease in the City of Shenyang, China. Shenyang Maryland, the Company’s indirect wholly-owned subsidiary, was one of the first private property developers and retailers in China, and, according to the statistical information on sales of construction area as published by Shenyang Statistical Authority, Shenyang Maryland was the ninth largest private property developer in Shenyang City in 2004. For the nine months ended September 30, 2006, the proceeds from the sales of properties constituted 70 percent of the total revenue, with the remaining revenue consisting primarily of rental income. For the nine months ended September 30, 2005, the proceeds from the sales of properties constituted 80 percent of the total revenue, with the remaining revenues consisting primarily of rental income. As of September 30, 2006, 76 percent of the available units had been sold and 15 percent were leased.

2.      Going concern

The Company was in default on $34,943,182 of bank loans and $20,000,000 of additional current bank loans as of September 30, 2006 (Note 8). As a result the Company also had a working capital deficit of $56,149,272 as of September 30, 2006. The Company’s ability to continue as a going concern is dependent on the ability to renegotiate an extension of the bank debt maturities and to obtain a profitable level of operations. These issues raise doubts about the Company’s ability to continue as a going concern. Management is in the process of negotiating a settlement of these delinquent notes and it also in the process of attempting to raise additional capital through debt and equity offerings.

The financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities at amounts different from those reflected in these financial statements.

Great China International Holdings, Inc.
September 30, 2006

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

Accounts receivable - Provision is made against accounts receivable to the extent which they are considered to be doubtful. Accounts receivable in the balance sheet is stated net of such provision. As of September 30, 2006, the provision for doubtful debts amounted to $625,768.

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

Depreciation expense for the three and nine months periods ended September 30, 2006 and 2005 totaled $574,465, $818,302, $1,701,318 and $1,491,356 respectively.

Repairs and maintenance costs are normally charged to the statement of operations in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has

Great China International Holdings, Inc.
September 30, 2006

Notes to the Unaudited Condensed Consolidated Financial Statements

resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized during the three and nine month periods ended September 30, 2006 or 2005.

As of September 30, 2006 fixed assets totaling $93,273,907 have been pledged as security to various lenders in respect of borrowings totaling $133,222,514.

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

During the nine months ended September 30, 2006 interest expense, financing charges, and loan discounts of $1,212,171, $2,063,670, and $12,626,262, respectively, were capitalized as construction-in-progress. No interest expense, financing charges, or loan discounts were capitalized during the nine months ended September 30, 2005.

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

Rental and building management income comprises rental and building management income from Qiyun New Garden and President Building. Rental income is recognized on an accrual basis as it is earned.

Interest income is recognized when earned, taking into account the average principal amounts outstanding and the interest rates applicable.

Cost of sales – The cost of sales includes the carrying amount of the properties being sold and the business taxes paid by the Company in connection with the sales. Business taxes included in cost of sales were $87,505, $486,301, $212,128, and $762,415 for the three and nine month periods ended September 30, 2006 and 2005, respectively.

Foreign currencies - The Company’s principal country of operations is in The People’s Republic of China. The financial position and results of operations of the Company are determined using the local currency (“Renminbi” or “Yuan”) as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Great China International Holdings, Inc.
September 30, 2006

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Historically the local currency’s exchange rate had been unofficially tied to the US Dollar at a rate of approximately 8.28 Yuan per US Dollar. Effective July 21, 2005, the Yuan was revalued to an effective exchange rate of approximately 8.11 Yuan per US Dollar. Subsequent to the revaluation the Yuan has been allowed to float within a specified range. As of September 30, 2006 the exchange rate was 7.92 Yuan per US Dollar.

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
September 30, 2006

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

As of September 30, 2006, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share as the effect of options outstanding at that time was anti- dilutive.

Fair value of financial instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as at September 30, 2006, because of the relatively short-term maturity of these instruments.

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

Stock based compensation – In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment . SFAS 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”), using the modified prospective transition method. SFAS No. 123(R) requires equity-classified share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Under the modified prospective transition method, share-based awards granted or modified on or after January 1, 2006, are recognized in compensation expense over the applicable vesting period. Also, any previously granted awards that are not fully vested as of January 1, 2006 are recognized as compensation expense over the remaining vesting period. No retroactive or cumulative effect adjustments were required upon The Company’s adoption of SFAS No. 123(R).

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

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company recognized additional compensation expense for the three and nine-month periods ended September 30, 2006 of $133,260 and $511,134 respectively. These charges increased loss per share for the three and nine months ended September 30, 2006 by $0.01 and $0.05, respectively.

Prior to the adoption of SFAS No. 123(R), The Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash inflows in the statement of cash flows. SFAS No. 123(R) requires the cash inflows resulting from tax deductions in excess of the compensation expense recognized for those stock options (“excess tax benefits”) to be classified as financing cash inflows. The Company did not report any excess tax benefits as financing cash inflows for the three and nine months ended September 30, 2006.

Great China International Holdings, Inc.
September 30, 2006

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Expected volatility	25%
Weighted-average volatility	25%
Expected dividends	0%
Expected term (in years)	1 to 5 years
Risk-free rate	4.5%

A summary of option activity under the Plan as of September 30, 2006, and changes during the nine months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	--	$--
Granted	827,841	$6.09
Exercised	--	$0.00
Forfeited or expired	--	$0.00
Outstanding at September 30, 2006	827,841	$6.09	6.67	$--
Exercisable at September 30, 2006	163,568	$6.00	5.50	$--

Great China International Holdings, Inc.
September 30, 2006

Notes to the Unaudited Condensed Consolidated Financial Statements

A summary of the status of the Company’s nonvested options as of September 30, 2006, and changes during the nine months then ended, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2006	--	$--
Granted	827,841	$1.48
Vested	(163,568)	$1.32
Forfeited	(--)	$--
Nonvested at September 20, 2006	664,273	$1.59

Unrecognized compensation expense as of September 30, 2006 related to outstanding stock options was $712,907.

On March 3, 2006 the Company issued to its Chief Executive Officer options to purchase 572,491 shares of its common stock at a purchase price of $6.00 per share. The options vest in five equal increments beginning with the date of issuance in March 2006 and the following four anniversary dates. The options are exercisable over a term of five years from the date of vesting.

On March 15, 2006 the Company issued to an employee options to purchase 245,350 shares of its common stock at a purchase price of $6.00 per share. The options vest in five equal increments beginning with the date of issuance in March 2006 and the following four anniversary dates. The options are exercisable over a term of five years from the date of vesting.

On May 18, 2006 the Company issued to its Chief Financial Officer options to purchase 10,000 shares of its common stock at a purchase price of $11.00 per share. The options vest immediately upon issuance and are exercisable over the one year period from the date of issuance.

Recent accounting pronouncements – In February 2006, the FASB issued Statement No.155, “Accounting for Certain Hybrid Financial Instruments” (“SFASNo.155”), which amends FASB Statements No.133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September15, 2006. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on January1, 2007 and it is anticipated that the initial adoption of this Statement will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2006, the FASB issued Statement No.156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFASNo.156”). This Statement is effective for fiscal years beginning after September15, 2006. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on January1, 2007 and it is anticipated that the initial adoption of this Statement will not have a material impact on the Company’s financial position, results of operations, or cash flows.

Great China International Holdings, Inc.
September 30, 2006

Notes to the Unaudited Condensed Consolidated Financial Statements

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN48”), an interpretation of FASB Statement No.109, “Accounting for Income Taxes.” FIN48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN48 is effective for fiscal years beginning after December15, 2006. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on January1, 2007 and it is anticipated that the initial adoption of FIN48 will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No.157, “Fair Value Measurements” (“SFASNo.157”). SFASNo.157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFASNo.157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFASNo.157 is effective for fiscal years beginning after November15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of this Statement.

In September 2006, the FASB issued Statement No.158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFASNo.158”), an amendment of FASB Statements No.87, 88, 106 and 132(R). SFASNo.158 requires (a)recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b)measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c)recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December15, 2008. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on December31, 2006 and it is anticipated the adoption of SFASNo.158 will not have a material impact to the Company’s financial position, results of operations, or cash flows.

In September 2006, the Securities Exchange Commission issued Staff Accounting BulletinNo.108 (“SABNo.108”). SABNo.108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SABNo.108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SABNo.108 will be effective beginning January1, 2007 and it is anticipated that the initial adoption of SABNo.108 will not have a material impact on the Company’s financial position, results of operations, or cash flows.

SFAS 154 “Accounting Changes and Error Corrections” calls in part for (1) the cumulative effect o correction of an error on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented (2) An offsetting adjustment, if any, shall be made to the opening

Great China International Holdings, Inc.
September 30, 2006

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

Of this balance $2,565,718 represented additional cost on units which had previously been sold, $2,446,610 of which were on units sold in prior fiscal years. In addition, the remaining balance of $7,088,110 should have been capitalized, resulting in the understatement of depreciation expense in the amount of $745,157 of which $594,041 was related to periods prior to January 1, 2006.

The second error was the recording of common area costs on the President Building in the amount of $2,640,066 in properties held for resale rather than allocating the costs to the usable space. Correction of this error resulted in a charge against prior year’s earnings in the amount of $432,492 and increased depreciation expense in the current year of $78,315.

The cumulative effect of the correction of the above two errors was a reduction in earnings of $101,663, $476,307, $222,686, and $438,783 for the three and nine month periods ended September 30, 2006 and 2005 respectively. Basic and diluted loss per share was increased by $0.01, $0.04, $0.02, and $0.04 during the three and nine months periods ended September 30, 2006 and 2005, respectively.

Retained earnings as of December 31, 2005 was reduced by $3,473,143 related to the corrections of these prior errors.

These changes had no effect on income taxes as the Company had losses during the three and nine months periods ended September 30, 2006 and 2005 and due to net operating loss carryforwards. As of September 30, 2006 the Company had a net deferred asset of approximately $1,000,000 related to net operating loss carryforwards of Enterprise Income Taxes in the PRC as of September 30, 2006. This deferred tax asset was subject to a 100% valuation allowance at September 30, 2006.

The Company has amended the December 31, 2005 Form 10 K-SB to reflect the correction of these errors retrospectively. The Company is in the process of amending the September 30, 2005 Form 10-QSB, the March 31, 2006 Form 10-QSB and the Form 8-K/A dated September 30, 2005 to reflect the correction of these errors retrospectively.

Reclassifications – Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

Great China International Holdings, Inc.
September 30, 2006

Notes to the Unaudited Condensed Consolidated Financial Statements

4.      Concentrations of business and credit risk

Substantially all of the Company’s bank accounts are in banks located in the PRC and are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S. banks. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and clients and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Accounts receivable totaling $757,576 as of September 30, 2006, were collateralized by real estate.

Substantially all of the Company's fixed assets and operations are located in the Peoples Republic of China.

Substantially all of the Company's profits are generated from operations in mainland China.

Payments of dividends may be subject to government restrictions.

5.      Cash and equivalents

At September 30, 2006 the Company held no restricted cash balances. Pledged bank deposits, which are now unrestricted, bear interest at 0.06% per month and in accordance with the terms and conditions of the banking facilities agreed with banks to provide mortgage loan facilities to buyers of properties developed by the Company, the Company agreed to place guarantee fund deposits of not less than 5% to 10% of the total outstanding mortgage loans extended to property buyers and to guarantee the repayments of the mortgage loans, As of September 30, 2006, the bank had released the Company from its loan guarantees, and the formerly restricted funds have been transferred to an unrestricted bank account at the same bank.

Substantially all of the Company’s cash is held in financial institutions in China and are not protected by FDIC insurance or any other form of guaranteed payment.

6.      Properties held for resale

Properties held for resale at September 30, 2006 by project is as follows:

September 30, 2006
Qiyun New Village	$2,133,403
Peacock Garden	308,637
Chenglong Garden	8,369,679
President Building	406,984
Maryland Building	231,363
Others	148,349

Total	$11,598,415

As of September 30, 2006 the carrying values of stock of properties of $11,598,415 have been pledged as security for the Company’s bank loans and mortgage loans.

7.      Amounts due from/(to) directors and related parties

The amounts due from/(to) directors and related parties at September 30, 2006 are as follows:

Great China International Holdings, Inc.
September 30, 2006

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2006
Amounts due from/(to) directors
Frank Jiang Fang	$(4,519,559)
Amounts due from/(to) related companies
Liaoning Maryland Concrete Co. Limited	2,456,547
Shenyang Maryland Technology Co., Limited	42,291

2,498,838

Amounts due from/(to) related parties, net	$(2,020,721)

Amounts due from/(to) related companies are unsecured, and have no fixed repayment terms. The related companies are substantially controlled by the directors of the Company

8.      Short-term loans

September 30, 2006
Loans from Banks – delinquent	$13,224,432
Loans from bank – due within 12 months	20,000,000
Bank loans purchased by asset management company	21,718,750

Total current notes payable	54,943,182

At September 30, 2006, all bank loans and those purchased by the asset management company were treated as short-term because all bank loans have matured and negotiations, while ongoing, are not settled as to an extension of the due dates of the bank loans.

The delinquent notes had due dates ranging from May of 2003 to December of 2005.

On June 22, 2006 the Company entered into a settlement agreement with a bank with respect to $7,891,414 of past due notes. In accordance with the terms of this settlement agreement, $4,103,535 in principal was repaid prior to September 30, 2006 and the balance of the note is to be repaid in three equal quarterly installments of $1,262,626 with the final payment due on June 30, 2007. If the Company makes all payments on a timely basis, the bank has agreed to waive $1,127,820 in past due interest. The Company will recognize the benefit of this interest waiver once it has complied with all terms of the settlement agreement.

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

Great China International Holdings, Inc.
September 30, 2006

Notes to the Unaudited Condensed Consolidated Financial Statements

Substantially all of these loans were collateralized, however, a significant portion of the properties held as collateral were subsequently sold by the Company.

9.      Long-term debts – secured

September 30, 2006
Long term debts:
Bank loans	$75,757,576
Mortgage loans	$2,521,756
Less: Current portion of long-term debts	(425,449)

Long-term debts	$77,853,883

On June 28, 2006, the Company obtained a bank loan in amount of 50,000,000 Rmb. ($6,313,131). The loan bears interest at an annual rate of 6.633% and matures on July 2, 2009. The loan is secured by land and buildings with a carrying value of $4,561,420.

On July 2, 2006, the Company obtained a bank loan in the amount of 550,000,000 Rmb. ($69,444,444). The loan bears interest at an annual rate of 6.633% and matures on July 15, 2009. The loan is secured by land use rights totaling $56,606,796.

During the nine months ended September 30, 2006 interest expense, financing charges, and loan discounts of $1,212,171, $2,063,670, and $12,626,262, respectively, were capitalized as construction-in-progress. No interest expense, financing charges, or loan discounts were capitalized during the nine months ended September 30, 2005.

Maturities of long-term debt including mortgage loans for each of the next five years and thereafter are as follows:

Amount
2007	$425,449
2008	425,449
2009	76,183,025
2010	385,143
2011	434,817
Thereafter	--

$77,853,883

10.    Commitments

As of September 30, 2006 the Company had $100,507,639 in commitments for capital expenditures for contractual agreements of the construction projects and $24,382,000 commitments for funding the registered capital of its subsidiaries.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)    Caution Regarding Forward-Looking Information

The following discussion and analysis should be read in conjunction with our consolidated financial statements prepared in accordance with accounting principles generally accepted in the USA. Unless otherwise indicated, references in this discussion to “we”,”our” and “us” are to Great China International Holdings, Inc., and its subsidiaries.

Any statements in this discussion that are not historical facts are forward-looking statements that involve risks and uncertainties; actual results may differ from the forward-looking statements. Sentences or phrases that use such words as “believes,” “anticipates,” “plans,” “may,” “hopes,” “can,” “will,” “expects,” “is designed to,” “with the intent,” “potential” and others indicate forward-looking statements, but their absence does not mean that a statement is not forward-looking. Factors that could have a material and adverse impact on actual results are described under the heading “Risk Factors” in our annual report on Form 10-KSB, as amended, filed with the Securities and Exchange Commission on September 5, 2006, and under the caption “Item 1A. Risk Factors,” below. We do not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

(2)    Executive Summary

Great China International Holdings, Inc., is a comprehensive real estate company with principal activities in real estate investment, development, sales and management. We conduct all our operation in the People’s Republic of China through our direct and indirect wholly owned subsidiaries; Shenyang Maryland International Industry Company Limited, Shenyang Jitian Property Company Limited, Shenyang Yindu Property Company Limited, Shenyang Xinchao Property Company Limited and Silverstrand International Holdings Company Limited.

Prior to June 30, 2006, Shenyang Maryland International Industry Company Limited (“Maryland”) has been the principal operating company and until 2005 owned five real estate projects.

—

The President Building comprises three blocks of commercial towers located in the financial district, Heping Street, of Shenyang City. While the original intention was to sell the buildings, management subsequently decided to retain most of the properties for leasing purposes. The buildings maintain a high occupancy rate with tenants who are mostly international companies, 25 of them are Fortune 500 companies. Great China International’s head office is situated on the 25/F and 26/F of the President Building.

—

Chenglong Garden, situated in Shenyang Huanggu District, comprises 12 blocks of modern apartments, a number of retail shops and ancillary facilities including basement car parking facilities and parks.

—	Qiyun New Village is situated along the Nanyun Riverside and consists of 347 residential units, among which 314 units have been sold, and 2,186 square meters of commercial units.

—

Peacock Garden is situated in Heping North Street, the commercial district of Shenyang. Construction was completed in November 2000 and Peacock Garden comprises 197 low-density residential apartments of which 191 have been sold

—	The Maryland Building consists of 12,858 square meters of commercial space among which 11,310 have been sold and other remaining 1,548 square meters are held for leasing purposes.

Great China International established Shenyang Jitian Property Company Limited (“Jitian”) on February 22, 2006, for a new project development, Chessboard Mountain Residential project. On February 27, 2006, Jitian was confirmed as the highest bidder in a public auction for a residential development project located in the Chessboard Mountain International Tourism Development District in Shenyang City. The total purchase price for the 420,317 square meters land use rights is approximately $56.7 million. On May 12, 2006, bank financing was obtained through a related third party. On May 16, 2006, Jitian obtained Planning Approval from the relevant local authority for the project with a total construction area of approximately 891,840 square meters (9.6 million square feet). On May 28, 2006, construction approval from the relevant local authority was obtained by Jitian after which it obtained all necessary documents to start construction. On June 28, 2006, construction began on the Chessboard Mountain Residential project to be known as Galaxy Bay. Subject to approvals from relevant local authority, the Company intends to pursue pre-sale of the residential properties before the end of 2006.

Effective July 3, 2006, Jitian entered into a loan agreement with the Shenyang City Commercial Bank whereby the Bank agreed to provide a loan of up to RMB 550,000,000, or approximately $68.7 million to Jitian for the purpose of acquiring the land use right for the Chessboard Mountain Project. The Loan Agreement has a term of three years, and any amounts advanced thereunder bear interest at a rate of 6.633% per annum and must be repaid by the end of the term of the Loan Agreement. Under the Loan Agreement, the Bank is entitled, in the event of certain events of default enumerated therein, to adjust the Loan amount under the agreement or to cancel the agreement and declare any amounts advanced thereunder due and owing. Shenyang Maryland International Industry Co., Ltd., a subsidiary of the Company, has agreed to guarantee all amounts owing by Jitian under the Loan Agreement, and Jitian has mortgaged its title to the Chessboard Mountain property to the Bank as security for performance of its obligations under the Loan Agreement. As part of the Bank’s terms and conditions and in further consideration for the extension of the Loan, Jitian entered into a Creditor’s Right Transfer Agreement with Hainan Hexing Industry Co., Limited, an unrelated third party, whereby Jitian, in exchange for the payment of RMB100 million (approximately $12.6 million) out of proceeds of the Loan, agreed to purchase certain creditors rights of Hexing to another unrelated entity, Shenyang Night Musical Palace. These credit rights were not believed to be of value and were the reduction in the loan proceeds was treated as a loan discount, which was consequently capitalized as construction-in-progress.

Effective July 19, 2006, Jitian entered into another loan agreement with Shenyang City Commercial Bank whereby the Bank agreed to provide a loan of RMB50,000,000 (approximately US$ 6.25 million) pursuant to a loan agreement dated for reference on June 28, 2006. The Loan Agreement has a term of three years, commencing July 19, 2006, and amounts advanced thereunder bear interest at a rate of 6.633% and are required to be repaid by the end of the term of the Loan Agreement. Under the Loan Agreement, the Bank is entitled, in the event of certain events of default enumerated therein, to cancel the agreement and declare any amounts advanced thereunder due and owing. Shenyang Maryland International Industry Co., Ltd. has agreed to guarantee all amounts owing by Jitian under the Loan Agreement, and Shenyang Maryland has also agreed to mortgage a portion of its property at the President Building project as security for performance of its obligations under the Loan Agreement.

Shenyang Xinchao Property Company Limited (“Xinchao”) was established in August 16, 2005 for a mixed-use development, later called the Xita Urban Reconstruction Project. The Xita project occupies 83,071 square meters of land with an estimated construction area of 350,000 square meters. As of September 30, 2006, Xinchao holds 70% equity interest in the Xita Project and Shenyang Yindu Property Company Limited (“Yindu”), another subsidiary of Great Chian International, holds the other 30%. A preliminary plan of the Xita project area has been submitted to the district government for approval. Because the plan was highly appraised by the government, Xinchao and Yindu managed to negotiate an expansion of the total development area to about double the original size. The government has been following a detailed review process on this substantial project, so Xinchao and Yindu do not expect the final plan will be approved before December 2006, and may not be approved until 2007. Xinchao and Yindu are in negotiations with a prospective partner for a joint venture to develop this project. The formation of the joint venture will depend, in part, on the ability of the prospective partner to provide all necessary financing for the development. Xinchao and Yindu have not reached any agreement on the joint venture and cannot predict at this time whether an acceptable arrangement will be reached or the timing of any such agreement.

(3)   Results of Operations

Comparison of operations for the three months ended September 30, 2006 with the three months ended September 30, 2005:

The Company incurred a net loss of $(1,623,644) for the three months ended September 30, 2006 compared to a net loss of $(313,644) for the same corresponding quarter in 2005, representing an increase of $1,310,000 or 418% quarter-on-quarter. Components of sales and expenses resulting in this increase in net loss are discussed below.

Sales revenues decreased by $4,407,056 or 90% quarter-on-quarter to $503,188 for the quarter ended September 30, 2006 compared to the same corresponding quarter in 2005 of $4,910,244. Rental and management fee income increased by $241,093 or 26% to $1,184,786 during the three months ended September 30, 2006 from $943,693 for the comparable period in 2005. These changes are mainly attributable to:

—	Significant decrease in sales of Chenglong Garden by $3,251,333 or 87%;
—	Decreases in sales of Qiyun New Village by $593,582 or 100%;
—	Decreases in gross floor area sold by 4,310 square meters quarter-on-quarter to 483 square meters for the quarter ended September 30, 2006 compared to 4,793 square meters in 2005;
—	The number of units sold decreased by 17 units or 85% quarter-on-quarter to three units for the quarter ended September 30, 2006 compared to 20 units in 2005;
—	Increases in rental income by $241,093 or 26%; and
—	No new development projects were introduced during 2006.

Cost of properties sold decreased by $2,867,354 or 71% during the three months ended September 30, 2006, as compared to the corresponding period in 2005. This was primarily attributable to a 90% decrease in the gross floor area sold as described above.

Operating and selling expenses increased by $369,525 or 736% to $419,762 for the three months ended September 30, 2006 as compared to $50,237 for the three months ended September 30, 2005. The increase is mainly due to an increase in advertising expenses arising from the preliminary marketing activities of the Chessboard Mountain project.

General and administrative expenses increased by $215,832 or 108% to $416,010 during the three months ended September 30, 2006 compared to $200,178 for the three months ended September 30, 2005. The increase is due to an increase in property tax of $151,170, an increase in listing fee expenses of $92,348 and recognition of $133,260 in compensation expense related to stock options issued to management, offset by a decrease in legal and professional fees of $294,542.

Depreciation expense decreased by $243,837 or 30% to $574,465 for the quarter ended September 30, 2006, compared to $818,302 for the corresponding period in 2005 due primarily to disposals of motor vehicles, furniture and fixtures and office equipment.

Interest and financing costs remained relatively constant at $953,493 for the three months ended September 30, 2006, as compared to $935,696 for the three months ended September 30, 2005. Excluded from interest expense during the three months ended September 30, 2006 is $1,212,171 in finance charges reimbursable to Liaoning Maryland Concrete Co., Limited (“Maryland Concrete”) related to the acquisition of land rights on the Chessboard project. These charges were capitalized to construction in progress. No interest was capitalized during the comparable period of 2005.

Comparison of operations for the nine months ended September 30, 2006 with the nine months ended September 30, 2005:

Great China International had a net loss of $(4,121,680) during the nine months ended September 30, 2006, and had net income of $354,386 for the comparable period in 2005. Components of sales and expenses resulting in this increase in net loss are discussed below.

Sales revenues decreased by $7,640,307 or 60% period-on-period to $5,028,766 for the nine months ended September 30, 2006, compared to $12,669,073 for the same corresponding period in 2005. Rental and management fee income increased by $650,879 or 21% to $3,742,139 for the nine months ended September 30, 2006, compared to $3,091,260 for the comparable period in 2005. These changes were mainly attributable to:

—	Significant decrease in sales of Chenglong Garden by $6,438,066 or 70%;
—	Decreases in sales of Qiyun new Village by $280,681 or 13%;
—	Decreases in gross floor area sold by 12,751 square meters period-on-period to 7,770 square meters for the nine months ended September 30, 2006 compared to 20,521 square meters in 2005;
—	The number of units sold decreased by 61 units or 62% period-on-period to 37 units for the nine months ended September 30, 2006 compared to 98 units in 2005;
—	Increases in rental income by $650,879 or 21% period-on-period; and,
—	No new development projects were introduced during 2006.

Cost of properties sold decreased by $5,000,079 or 49% period-on-period to $5,241,279 for the nine months ended September 30, 2006 compared to $10,241,358 for the same corresponding period in 2005. Period-on-period decreases in gross floor area sold of 62% as noted above was the primary factor contributing to the decrease.

Operating and selling expenses increased by $299,691 or 166% to $479,980 for the nine months ended September 30, 2006 compared to $180,289 for the comparable period in 2005. This increase was due primarily to an increase in advertising expenses arising from the preliminary marketing activities of the Chessboard Mountain project.

Administrative expense increased by $2,047,390 or 344% to $2,642,811 during the nine months ended September 30, 2006 from $595,421 during the same period in 2005. The increase is due to an increase in consulting fees of $575,213, an increase in property tax of $392,163, an increase in listing fee expenses of $228,989, an increase in travel expenses of $126,788 and $511,134 in compensation expense related to stock options granted to officers of the Company.

Depreciation increased by $209,962 or 14% period-on-period to $1,701,318 for the nine months ended September 30, 2006 compared to the same corresponding period in 2005 of $1,491,356 and was due to the transfer of units in the President Building from inventory of properties held for sale to properties held for rental and subject to depreciation for the nine months ended September 30, 2006.

Other income increased by $339,739 for the nine months ended September 30, 2006 compared to none for the same corresponding period in 2005. The increase was primarily due to the adjustment of the allowance for doubtful accounts.

Interest and financing costs increased by $534,868 or 20% to $3,166,936 for the nine months ended September 30, 2006, compared to $2,632,068 for the corresponding period in 2005. The increase is primarily due to an increase in interest expenses on bank borrowings and loan closing costs in relation to a bank borrowing of $15,000,000 made during December 2005 and

$76,000,000 of new borrowings in the nine months ended September 30, 2006. Excluded from interest expense during the nine months ended September 30, 2006 is $3,275,841 in interest and finance charges related to the acquisition of land rights on the Chessboard project. These costs were capitalized to construction in progress. No interest was capitalized during the comparable period of 2005.

(4)    Liquidity and Capital Resources

Net cash flows provided by operating activities for the nine months ended September 30, 2006, was $5,361,286 as compared with $3,590,471 provided by operating activities for the nine months ended September 30, 2005, for a net increase of $1,770,815. This increase was due primarily to positive changes in advances to suppliers of $3,460,808, amounts due to related parties of $4,445,750, prepaid expenses of $1,292,879, and advances from buyers of $2,736,915 offset by negative changes in net income(loss) of $(4,476,066), and properties held for resale of $(5,716,377) in 2006 as compared to 2005.

Net cash flows used in investing activities for the nine months ended September 30, 2006, was $87,930,402 compared to $1,401,352 for the nine months ended September 30, 2005. The increase in investing activity was due to commencement of the Xita and Chessboard construction projects during 2006.

Net cash flows provided by financing activities for the nine months ended September 30, 2006, was $74,290,748 compared to net cash used in financing activities of $1,622,069 for the nine months ended September 30, 2005 representing substantial borrowings which incurred for expansion of the operations and to finance the new property developments discussed above.

Current liabilities exceeded current assets by $56,149,272 as of September 30, 2006. The working capital deficit was incurred primarily due to $34,943,182 of bank loans currently in default, $20,000,000 of short term construction financing, advances from affiliated companies for the development of new construction projects, and accruals to additional construction costs agreed to with contractors.

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

As of September 30, 2006, the Company’s subsidiary, Shenyang Maryland International Industry Co. Limited (“Maryland”), has ongoing discussions with lending banks to renegotiate various matured bank loans totaling $39,791,667 with the following relevant banks:

1.    The Bank of China: As of September 30, 2006, bank loans from the Bank of China totaled $11,616,162. The loans were originally extended for the development of the President Building in 2000. While the bank had originally agreed orally on a 10-year long-term loan period for the project, in 2002, owing to a change in lending policy, the Bank changed the terms of the loans into short-term development loans. Since the maturity of the various loans by December 31, 2004, Maryland commenced ongoing negotiation with the Bank of China for an extension of the loans. Due to the initial verbal agreement and a credible relationship over the years, the Bank has agreed to renegotiate a settlement term. As of July 13, 2006, the Company has received a written notice from the Bank of China explaining the situation.

2.   The Agricultural Bank of China: As of September 30, 2006, bank loans from the Agricultural Bank of China totaled $2,449,495. The loans were originally extended for the development of Chenglong Garden. Since the loans matured on December 21, 2005, Maryland has commenced ongoing negotiation with the Agricultural Bank of China for a short-term loan extension for another one-year term. The Company plans to close the negotiation before the end of 2006.

3.    The Industrial and Commercial Bank of China (ICBC): As of September 30, 2006, the bank loans from the ICBC totaled $25,726,010 and were originally extended for the development of the Chenglong Garden in 2001. Since the loans had matured at the end of 2003, Maryland has commenced ongoing negotiations for an extension of the loans. As part of the listing procedures on the Stock Exchange of Hong Kong, reorganization and restructuring, certain of the loans totaling $21,718,750 were sold to the Great Wall Asset Management Limited. On January 5, 2006, Great Wall Asset Management Limited issued a notification letter to Maryland that certain loans totaling $21,718,750 has been assigned from the ICBC. The Great Wall Asset Management Limited and Maryland are conducting ongoing negotiation on the terms and repayment schedules of the assigned loans. The terms and repayment schedules requires approval from various government bureaus, and, accordingly, Maryland believes the negotiation could be closed by the end of 2006. On June 22, 2006, Maryland has also negotiated a settlement repayment schedule with ICBC on the remaining loans totaling $7,891,414. Under the negotiated terms of the repayment schedule, Maryland will be required to make quarterly installment repayments commencing from June 30, 2006 until June 30, 2007. On September 30, 2006, Maryland has paid $4,103,535 to ICBC in installments on the repayment plan. When Maryland shall have fully repaid the last installment on or before June 30, 2007, accrued accumulated interest totaling $1,125,000 will be waived by ICBC.

(5)    Contractual Obligations

The following table is a summary of the Company’s contractual obligations as of September 30, 2006:

	Total	Less than one year	1-3 Years	Thereafter
Short-Term Debt	$54,943,182	$54,943,182	$--	$--
Long-Term Debt	78,279,332	425,449	77,033,923	819,960
Amounts due to related parties	2,020,721	2,020,721
Construction commitments	100,507,639	100,507,639	--	--

Total Contractual Cash Obligations	$235,750,874	$157,896,991	$77,033,923	$819,960

Item 3.    Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2006, an evaluation was performed under the supervision and with the participation of Great China's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Great China's disclosure controls and procedures. Based on that evaluation, Great China's management, including the Chief Executive Officer and Chief Financial Officer, concluded that Great China's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Great China restated its financial statements for the year ended December 31, 2005, and for the interim period ended March 31, 2006, as a result of identifying certain errors related to accounting for the construction costs of the President Building, Chenglong Garden, and Peacock Garden during the independent accountant’s review of the June 30, 2006 financial data. The final investigation, evaluation, and quantification of these issues occurred in August 2006, and was addressed in Great China’s Form 10-QSB for the period ended June 30, 2006.

Great China’s construction projects span several years of construction and the final cost settlement negotiations may occur several years subsequent to the completion of the project. Our experience with most of our construction projects was that the final cost settlements have historically been consistent with advance cost payments recorded as construction costs and thus there would be little or no change in the value of the property with the final cost settlement. Based on this history, we had not developed formal procedures for the review of the recorded costs versus potential unpaid and unrecorded costs for projects where a final negotiated settlement with the construction contractors had not been reached and where resulting revisions to the initial construction costs may be required. Construction and sale of the three construction projects, unlike our other projects, were characterized by construction costs not paid as advances and unrecorded until final settlement.

The accounting procedure for construction costs (including deed taxes attributable to developed units) commonly used in China is that the real estate development enterprise records the construction costs based on official receipts issued by the contractors. Payments of these costs made throughout the construction work are recorded as “advances to suppliers” before receiving the official receipts issued by the contractors. These balances are reclassified as construction-in-progress for financial reporting purposes. Great China has historically followed this procedure. Its internal accounting staff monitors the total construction costs incurred on an on-going basis while a project is built, reviews with contractors and engineers the progress of construction for which payment is sought, and checks the contract sum before making advance payments on work performed. Payments are made based on the completion of construction work in accordance with applicable contracts. With regard to the allocation of the construction costs, Great China tracks all costs by project and costs are allocated to each unit based on the size and location of the unit. These costs are recognized upon the completion of a sales transaction, and for units that are leased or rented the costs are recognized over the applicable lease or rental term.

With respect to the President Building, Chenglong Garden, and Peacock Garden, we experienced unexpected construction costs arising from the deed tax assessed on the sale price of the units sold and the allocation of costs to the common areas of the President Building, which consists of a three building complex. Accordingly, we believed our historical controls and procedures were adequate in light of our historical experience and accepted practices in China. Our new and different experience with the President Building, Chenglong Garden, and Peacock Garden led us to modify certain procedures.

To address the above matters and strengthen our internal controls, we have taken the following actions:

—	Great China has established a policy of performing detailed reviews of its construction costs on at least a quarterly basis to evaluate both estimated and known construction costs along with the allocation of these costs. These reviews and the associated estimates will be further reviewed and approved by the chief executive officer, chief financial officer, and chairman of the board to ensure that all known information has been considered in the evaluation of construction costs.

—	Great China appointed a new chief financial officer effective October 1, 2006. Our new chief financial officer has greater financial accounting experience beyond the Chinese real estate market. We believe that this addition has expanded the depth of knowledge of our management, which will better enable it to anticipate and record construction and operational costs.

—	Great China has obtained what it believes to be a more comprehensive real estate construction computer software package that it is using for new projects to record contractual construction costs and non-contractual construction costs. Both our construction department and accounting department will update the information/details of contract sum, estimated costs, progress of the construction work and the payment status on a regular basis. However, the deed taxes related to construction contracts, land appreciation tax based on the finalized construction costs of a project, and interest expenses on bank loans specified for construction to be capitalized are not cost items covered by the new software, so for each project Great China will designate one or more of its internal accounting staff to evaluate, estimate and monitor these items so that they can be recorded as appropriate and necessary.

PART II.  OTHER INFORMATION

Item 5.    Other Information.

On September 15, 2006, Great China filed with the Securities and Exchange Commission a Registration Statement on Form SB-2, SEC File No. 333-137330, to register resale of 762,500 shares of common stock sold outside of the United States and 817,844 shares issuable on exercise of certain options. In a letter dated October 5, 2006, the staff of the Commission suggested, based on its review of Great China’s historical revenues and operations, that Great China did not belong in the Regulation S-B reporting system following the business reorganization with a shell company in 2005, which means it would not be appropriate for Great China to use Form SB-2 to file its registration statement. In a letter to the Commission dated October 24, 2006, Great China responded that the applicable rules and staff interpretations related to this matter are not clear with respect timing or manner of transition from Regulation S-B reporting to Regulation S-K reporting for companies in Great China’s circumstances, and that Great China’s interpretation of the applicable guidance and continued reporting under the Regulation S-B system is reasonable and allowable under the applicable rules. Great China is now waiting for the staff of the Commission to complete its evaluation of the response. If the Commission does not find Great China’s position acceptable, then Great China would be required to refile the registration statement on Form S-1 and adopt the Regulation S-K filing system for its periodic reports.

Item 6.    Exhibits.

Exhibits: Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	SEC Ref. No.	Title of Document

31.1	31	The certification of chief executive officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	31	The certification of chief financial officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great China International Holdings, Inc.

Date: November 16, 2006	By:	/s/ Deng Zhi Ren
Deng Zhi Ren Chief Executive Officer (Principal Financial Officer)

Date:November 16, 2006	By:	/s/ Danny Sui Keung Chau
Danny Sui Keung Chau Chief Financial Officer (Principal Financial and Accounting Officer)