Form 10-K
period 2006-12-31
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2007-04-16
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006,

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

Indicate by check mark if registrant is a well-known seasoned issuer (as defined in Exchange Act Rule 405). Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐  Large accelerated filer                    ☐  Accelerated filer                    ☒  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates on June 30, 2006, based on the average bid and asked price of such stock on such date, was $38,492,368. As of March 31, 2007, the Registrant had outstanding 11,782,036 shares of common stock, par value $0.001.

Documents incorporated by reference: None.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K may contain certain “forward-looking” statements as such term is defined by the Securities and Exchange Commission in its rules, regulations and releases, which represent the Company’s expectations or beliefs, including but not limited to, statements concerning the Company’s operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intent,” “could,” “estimate,” “might,” “plan,” “predict” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

This annual report contains forward-looking statements, many assuming that the Company resolves its outstanding debt obligations and is able to continue as a going concern, including statements regarding, among other things, (a) negotiating settlement of our outstanding debt obligations, (b) our plans for developing or participating in the development of real estate projects, (c) our opportunities for participating in new real estate projects, (d) our growth strategies, (e) anticipated trends in our industry, (f) our future financing plans, (g) our anticipated need for working capital, (h) the impact of governmental regulation of the real estate industry in China, and (i) the availability of labor and materials for project development. These statements may be found under Item 1. “Business,” “Item 2. Properties” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this annual report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks discussed under “Item 1A. Risk Factors” and matters described in this annual report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will in fact occur.

Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

Great China International Holdings, Inc. (the “Company,” “we,” “Great China Holdings” or “Great China International”), through its various indirect subsidiaries, is engaged in commercial and residential real estate investment, development, sales and management in the city of Shenyang, Liaoning Province, in the People’s Republic of China (“PRC”). Amounts for 2006 expressed in U.S. dollars are based on a conversion rate of $1.00 for 7.82 Renminbi (RMB) at December 31, 2006, and amounts expressed in U.S. dollars for prior periods are based on conversion rates then in effect.

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

Of the total amount, approximately $4.4 million remains outstanding and payable to Frank Jiang, the Company’s Chairman, Chief Executive Officer and President, $500,000 was paid to Jiang Peng, the Company’s Executive Vice-President, and $50,000 was paid to each of Duan Jing Shi, Li Guang Hua, and Wang Li Rong, each of whom are directors and officers of the Company.

Business Overview

The Company engages in the development and sale of high quality private residential properties and commercial buildings for lease in the City of Shenyang, China. Shenyang Maryland, the Company’s indirect wholly-owned subsidiary, was one of the first private property developers and retailers in China. For the year ended December 31, 2006, the proceeds from the sales of properties constituted 51.45 percent of the total revenue, with the remaining revenue consisting primarily of rental income. For the year ended December 31, 2005, the proceeds from the sales of properties constituted 85 percent of the total revenue. As of December 31, 2006, 75 percent of the available area had been sold and 18 percent was leased.

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

Great China Holdings has five real estate projects located in the city of Shenyang in which it has been selling and/or leasing units:

•

President Building comprises three blocks of commercial buildings, including tow commercial towers, situated in Shenyang City, Heping North Street, which is the financial district of Shenyang. While the original intention was to sell a majority of the office buildings, management intends to retain this as their flag ship and a number of units were leased. Great China Holdings’ head office is situated on the 25th and 26th Floors of President Building.

•

Chenglong Garden, situated in Shenyang Huanggu District, comprises 12 blocks of modern apartments consisting of 865 residential apartments, a number of retail shops and ancillary facilities including basement car parking facilities and parks.

•	Qiyun New Village is situated along the Nanyun Riverside and consists of 347 residential units.

•	Peacock Garden is situated in Shenyang City, Heping North Street, is in the commercial district of Shenyang and is comprised of 197 low-density residential apartments.

•	The Maryland Building consists of 12,858 square meters of commercial space.

Our subsidiary, Shenyang Xinchao Property Company Limited, was established in August 16, 2005 for a mixed-use development located in the Heping District of Shenyang known as the Xita Urban Reconstruction Project. The Xita Project occupies 83,071 square meters of land with an estimated construction area of 500,000 square meters. Shenyang Xinchao Property Company holds a 66% ownership interest in the Xita Project and Shenyang Yindu Property Company Limited, another subsidiary of Great China Holdings, holds the other 34%. The interest in Shenyang Xinchao Property Company was acquired from Shenyang Yunfeng Real Estate Development Co. Ltd., which is owned and controlled by Frank Jiang, an officer, director and controlling stockholder, and his brother who was an officer and director at the time of the transaction. A preliminary plan of the Xita project area has been submitted to the district government for approval. Since the government has been following a detailed review process on this substantial project. Shenyang Xinchao Property Company and Shenyang Yindu Property Company are in negotiations with a potential joint venture partner to fund development of this project. Any such joint venture arrangement will require the joint venture partner provide all necessary financing for the development. Shenyang Xinchao Property Company and Shenyang Yindu Property Company have not reached any agreement on the joint venture and cannot predict at this time whether an acceptable arrangement will be reached or the timing of any such agreement.

Our subsidiary, Shenyang Jitian Property Company Limited, was established on February 22, 2006 for a new project development located in the Chessboard Mountain International Tourism Development District in Shenyang City known as Galaxy Bay. In February 2006, Shenyang Jitian Property Company was confirmed as the highest bidder in a public auction for the Galaxy Bay Project. The total purchase price for the 420,317 square meters land use rights was approximately $56.7 million, which was obtained through bank financing. In December 2007, we completed the sale of Shenyang Jitian Property Company to two unrelated companies in exchange for a total cash payment of $1,399,970 (the amount of our invested capital in Shenyang Jitian Property Company) and assumption of all bank debt incurred in connection with the acquisition of Galaxy Bay. In connection with the sale, Great China’s subsidiary, Shengyang Maryland International Industry Company Limited, entered into a Land Consolidation and Development Agreement with respect to the Galaxy Bay Project. Under the development agreement, Shenyang Maryland is engaged to arrange for necessary permitting, site preparation and installation of development infrastructure. As the developer/contractor, the contract provides for Shenyang Maryland to be paid a total of approximately RMB 104 million ($13.3 million) in staged amounts upon completion of different aspects of the development work provided for by the Development Agreement.

City of Shenyang

Shenyang is a city of approximately 7.2 million people in Liaoning Province, located in northeastern China (Manchuria), approximately 435 miles northwest of Beijing and approximately 171 miles northeast of North Korea. The largest city in northeast China, Shenyang is the economic, cultural, transportation and trade centre of northeastern China, there being eight industrial cities within a 150-kilometer radius of Shenyang. Shenyang’s Taoxian International Airport is the largest airport in northeast China, and the city also has developed railway and expressway networks. Shenyang is comprised of the following six districts: (i) Heping, better known as downtown; (ii) Shenhe, just east of downtown; (iii) Huanggu, situated directly north of downtown; (iv) Dadong, located northeast of downtown; (v) Tiexi and (vi) Yuhong.

The Shenyang area is rich in industrial resources. Manufactures include heavy machinery, tractors, motor vehicles, cables, machine tools (Shenyang has one of the largest machine-tool plants in China), transformers, textiles, chemicals, paper products, medicines, and cement. Copper, zinc, and lead are also smelted in the city. Shenyang is also the seat of Liaoning University, Northeastern University, China Medical University, Shenyang Conservatory of Music, and numerous other specialized institutes. From 2002 through 2005 the annual growth rate in the gross domestic product of the Shenyang region was over 10 percent, and was 16.5 percent in 2006.

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

In 2006 consumer spending in Shenyang reached RMB 104.87 billion, an increase of 14.6 percent over the prior year. We believe this indicates Shenyang is a growing urban area with a consumer base that can sustain robust residential and commercial real estate development.

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

The real estate market in Shenyang has also been affected by the introduction of “investment property buyers” who purchase residential properties as part of their investment portfolio for rental and capital gain. The number of investment property buyers in the PRC has continued to increase in recent years. Large property investment enterprises/groups, which have achieved high returns on investments, became active in such fast growing cities in China as Shenyang, Shanghai, Shenzhen and Wenzhou. The current healthy growth experienced in the Shenyang real estate market, rapid urbanization and the improvement in its position/status in the country have increased the property developers’ confidence in investing in Shenyang. Property investors have also shown great confidence in the future development prospects of the real estate market in Shenyang, as evidenced by their increased property investments, and their continued participation and significance in Shenyang real estate market should continue to be felt in the future. As property investment allows high returns (recurring rental and capital appreciation), lower risk profile, unaffected by inflationary pressure and high marketability, it will become investors’ preferred choice of investment. The investment property buyers’ entry into the real estate market will also boost property prices and value.

These factors coupled with Shenyang’s expanding economy resulted in a total investment of RMB 53.8 billion in Shenyang real estate in 2006. Further, 11.07 million square meters of residential housing was sold in 2006 at an average sales price of RMB 3.222 per square meter.

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

Mortgages

In 1993 the Central Government allowed state-owned banks to provide mortgage facilities to property buyers. In accordance with the banking regulations announced in 1998 the maximum loan repayment period was 20 years, and maximum mortgage loan amount was 70 percent of the purchased property price. In 1999, banking regulations were amended to extend the maximum loan repayment period to 30 years and increase the maximum mortgage loan amount to 80 percent of the purchased property price. As further incentives, state-owned banks were allowed to increase the mortgage loan facilities by an additional 15 percent (maximum of 92 percent of the purchased property price). The provision of mortgage facilities to property buyers is considered to have created increasing demand for properties in the PRC.

In accordance with market practice in the PRC, the Company is required to provide guaranties (during the development phase) to the banks of mortgages offered to the property buyers until submission of the buyers’ real estate ownership certificates and certificates of other interests in the property unit by the relevant property buyers to the mortgagee bank. In the experience of the Company, such guaranty periods normally last for up to 6 months. If a property buyer defaults under the loan and the Company is required, during the guaranty period, to repay all debt owed by the defaulting property buyer to the mortgagee bank, the mortgagee bank will assign its rights under the loan and the mortgage to the Company and, subject to registration, the Company will have full recourse to the property. In line with industry practice, the Company does not conduct independent credit checks on the property buyers, but relies instead on the credit checks conducted by the mortgagee banks. For financial reporting purposes, the sale of a property unit is not recognized until title has passed and the Company is released from its loan guaranty on the unit.

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

Employees

The Company currently has 220 employees, 16 of whom are engaged in management activities and six of whom are engaged in sales activities.

Future Information and Reports

We are required to file with the Securities and Exchange Commission annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports of certain events on Form 8-K, and proxy and information statements disseminated to stockholders in connection with meeting of stockholders and other stockholder actions. Copies of these and any other materials we file with the Commission may be inspected without charge at the public reference facilities maintained by the Commission in Room 1580 – 100 F Street, N.E., Washington, D.C. 20549. Copies of all or any part of our filings may be obtained from the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549, upon payment of the prescribed fees. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company’s filings with the Commission are also available through its web site at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

The following is a discussion of risks we believe to be significant with respect to our business, operations, financial condition and other matters pertaining to an investment in our common stock. It is not possible to anticipate or predict every risk that may, in the future, prove to have a significant affect on the Company. Additional risks, including those that are currently not known to us or that we currently deem immaterial, may also impair our business operations.

Risks Related to Our Business

We are in default on a substantial portion of our mortgage loans, so if we cannot resolve the pending obligations, we could lose a substantial portion of our properties and we may not be able to continue in business.

Great China Holdings was delinquent on $35.95 million of bank loans as of December 31, 2006, owed an additional $15.35 million on outstanding loans, and owed an additional $10.6 million of accounts payable and accrued expenses. As a result, Great China Holdings had a working capital deficit of $51.2 million at December 31, 2006. The overdue loans are secured by a substantial portion of our properties in Shenyang. The ability of Great China Holdings to continue as a going concern is dependent on its ability to negotiate an extension or other resolution of the bank debt maturities. If it is unable to resolve these obligations, it could lose a substantial portion of its properties and its ability to continue in business would be in doubt.

We have been and will continue to be dependent on bank debt to finance our projects and, therefore, our ability to operate and develop our business is dependent on our ability to deal with debt we now carry and obtain additional financing as needed.

The development of high quality residential and commercial projects requires substantial funds. We have relied on bank financing to acquire real estate for development and to fund operations. At December 31, 2006, we owed to banks $51.3 million, all of which is secured by our real estate properties. Of this amount, $35.95 million was delinquent on December 31, 2006. Our plan is to obtain extensions on our debt in default, attempt to settle debt in default at less than face value and/ or use equity to settle delinquent debt, and pre-sell units in new projects to provide the funds needed for design and construction. To this end, we have been negotiating with the various banks that have provided financing on our projects, and we believe that we have good relations will all of these banks and that we will ultimately succeed in restructuring our debt. However, there can be no assurance that we succeed in this effort. If we are unsuccessful, we may find it increasingly difficult to obtain bank financing for property acquisition and development and have to seek capital from equity or other forms of financing for which we have not identified any potential sources. The lack of capital to pursue our business objectives in the future could have a significant negative impact on our opportunity for growth and results of operations.

All of our assets and operations depend on the performance of the Shenyang market for residential and commercial real estate, so that low demand for or supply of residential or commercial units in this limited geographic market would likely diminish the price or lease rates for our real estate projects and have a negative impact on our results of operations.

All of Great China Holding’s property projects are situated in Shenyang City, Liaoning Province, PRC, and consequently, it depends on the continuing economic stability and growth of this area to support the demand for its residential and commercial real estate. Should economic conditions deteriorate, the demand for residential and commercial units could decline. On the other hand, continued economic stability or growth in Shenyang could attract other real estate development companies so that the supply of residential and commercial real estate would increase to levels well above the demand. The occurrence of either of these circumstances would likely result in downward pressure on pricing for units held for sale or lease, which would adversely affect our results of operations.

Our reliance on independent contractors in providing various services for our operations could affect our operations adversely if these services become unavailable.

Great China Holdings engages independent third party contractors, through open tenders, to provide various services including construction, piling and foundation, building and fitting-out work, interior decoration and installation of elevators and other building systems. Great China Holding’s practice is to select reputable independent third party contractors with positive track records and supervise the construction progress. However, there is no assurance that the services rendered by any of these independent contractors will always be satisfactory or match the targeted quality level required by Great China Holdings, which could increase project costs to the extent remediation is required. Independent contractors may experience cost over-runs, financial difficulties, or difficulty in obtaining the labor and materials necessary for the assigned construction work, which could result completion delays and/ or additional costs of completing projects for Great China Holdings. Any of these events factors could adversely affect the Company’s revenues and reputation.

Our real estate development business is subject to increasing competition, which may affect sales or lead to higher costs.

In recent years, a number of property developers had entered and commenced property development and other project investments in Shenyang and other major cities of China. These include overseas property developers (including property developers from Hong Kong), local property developers in Shenyang as well as those from other major cities in China. Competition among the property developers in Shenyang, Shanghai, Beijing, Guangzhou and other major cities of China has become very intense and this may possibly lead to an escalation in the cost of acquiring land use rights for development. Furthermore, as competition increases it should be expected that the demand for the services of independent contractors who design and build our projects will increase, which could increase the cost of those services and/ or make it more difficult for us to schedule those services when needed thereby delaying the completion of our projects and increase carrying costs. Finally, as more real estate is developed by other developers, purchasers and lessees will have more products to choose from, which will likely result in downward pressure on prices and lease rates for our residential and commercial properties. These competitive pressures will likely affect our pricing and operational decisions in the future and our results of operations.

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

The practice of pre-selling projects may expose Great China Holdings to substantial liabilities.

The existing common practices by property developers to pre-sell properties (while still under construction) in China involves certain risks. For example, we may fail to complete a property development that may have been fully or partially pre-sold, which would leave us liable to purchasers of pre-sold units for losses suffered by them without adequate resources to pay the liability if funds have been used on the project. In addition, if a pre-sold property development is not completed on time, the purchasers of pre-sold units may be entitled to compensation for late delivery. If the delay extends beyond a certain period, the purchasers may be entitled to terminate the pre-sale agreement and pursue a claim for damages that exceeds the amount paid and out ability to recoup the resulting liability from future sales.

Risks Related to Doing Business in China

There are inherent risks in conducting all of our business in China, which makes it difficult to predict future prospects and operations with any certainty.

All of our assets are located in the PRC and all of our revenue is sourced from the PRC. Accordingly, Great China Holding’s result of operations, financial position and prospects are subject to a significant degree to the economic, political and legal stability and development of the PRC. The economy of PRC differs from the economies of most developed countries in many respects, including level of government involvement, level of development, growth rate, control of foreign exchange, banking system, and allocation of resources. The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although Great China Holdings believes these reforms will have a positive effect on its overall and long-term development, it cannot predict whether or not changes in China’s political, economic, and social conditions, laws, regulations, and policies will have any adverse effect on its current or future business, results of operations and financial condition.

Specifically, in the PRC the concept of property ownership by private individuals is a relatively new development, so there is a lack of a well-developed market, well-established industry practices, and well-defined body of law that can serve to provide certainty or predictability with respect to future prospects or operations. For example, we rely on the current system of pre-sale mortgage financing to provide the capital necessary to design and build our projects. A change in that system that affects the availability, timing, or amount of capital obtained would likely have a significant adverse affect on our ability to successfully develop our projects.

Fluctuations in exchange rates of the Renminbi could adversely affect the value of stock ownership in Great China Holdings.

For over 10 years the official exchange rate for the conversion of Renminbi to US dollars was unofficially pegged at US$1 to RMB8.28. In July 2005, the People’s Bank of China, the country’s central bank, began a new policy of calculating the Renminbi’s value against the US dollar using a weighted average of the prices given by major banks. The highest and lowest offers are excluded from the calculation. As a result of this change the RBM has appreciated against the US dollar so that the exchange rate was US$1 to RMB 7.82 at December 31, 2006. It should be expected that currency exchange fluctuations will occur in the future as a result of circumstances beyond our control, such as the level of trade deficit or equalization between the US and the PRC, global economic conditions, global currency markets, and other factors. All of our revenue is generated in the PRC in Renminbi, so that during periods that the US dollar is worth more in relation to the value of the Renminbi, the total revenue and results of operations of Great China Holdings reported in US dollars in the financial statements we publish in the US will be less. Consequently, fluctuations in exchange rates could adversely affect the US dollar value of our results of operations and the perceived value of Great China Holdings in the public market.

Uncertainty relating to the existing law and regulations in the PRC may restrict the level of legal protections to foreign investors, which could have a chilling effect on obtaining capital to fund our operations.

The PRC currently operates under a civil law system that relies heavily on written statutes, and decisions made by the courts are not binding precedents, but for guidance only. The legal system in the PRC cannot provide the investors with the same level of protection as in the US. Great China Holdings is governed by the law and regulations generally applicable to local enterprises. These laws and regulations were recently introduced and remain experimental in nature and subject to changes and refinements. Interpretation, implementation and enforcement of the existing law and regulations can be uncertain and unpredictable and therefore have restrictions on legal protections on foreign investors.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in The Peoples Republic of China.

Because all of our directors and most of our executive officers are Chinese citizens and reside in China it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against Great China Holdings and/or its officers and directors by a stockholder or group of stockholders in the United States. Furthermore, because the majority of our assets are located in The Peoples Republic of China it would also be very difficult to access those assets to satisfy an award entered against Great China Holdings in a U.S. court.

Risks Related to Our Common Stock

A single person holds voting control of Great China Holdings, so an investor will not have a meaningful voice in the selection of management or on any other matter affecting the future of Great China Holdings.

Frank Jiang, an officer and director, holds a majority of the issued and outstanding common stock of Great China Holdings. He alone can elect the entire board of directors and approve any other matter that may be submitted to the stockholders for approval. Consequently, the vote represented by common stock held by our other stockholders is not meaningful. Holders of our common stock are dependent on the judgment and decisions of Mr. Jiang in selecting directors and approving other corporate actions, and the abilities of management employed by the directors to successfully operate and grow our business.

Because our common stock is traded on the OTC Bulletin Board, your ability to sell your shares in the secondary trading market may be limited.

Our common stock currently is traded on the over-the-counter market on the OTC Bulletin Board. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than national or regional exchanges. Securities traded on the OTC Bulletin Board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and lack of coverage by security analysts and the news media. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was quoted or traded on a national securities exchange.

You may have difficulty selling our shares if they are deemed a “penny stock”.

Since our common stock is not currently listed on an exchange, and trading in our common stock is subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

ITEM 2.	DESCRIPTION OF PROPERTY

General

As of December 31, 2006, the Company, through Shenyang Maryland, had five real estate projects located in the city of Shenyang in which it either was selling and/or leasing.

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

•	Qiyun New Village is situated along the Nanyun Riverside and consists of 347 residential units and 2,186 square meters of commercial area.

•

Peacock Garden is situated in Shenyang City, Heping North Street, is in the commercial district of Shenyang and is comprised of 197 low-density residential apartments, of which 193 have been sold, and 5,154 square meters of commercial units remain.

•	The Maryland Building consists of 12,858 square meters, of which 11,310 have been sold and other remaining 1,548 square meters are held for leasing purposes.

	President Building	Peacock Garden	Chenglong Garden	Maryland Building	Qiyun New Village
Construction date	June 1999	April 1999	June 2000	June 1997	April 1996
Construction completion date	Dec 2002	Nov 2000	Oct 2002	Nov 1998	Nov 1997
Permission for pre-sale/sales	Feb 2001	April 1999	June 2001	Dec 1997	July 1997
Date of first sales	May 1999	May 1999	Sept 2001	Nov 1997	May 1997

The following table set forth information about the Company’s various projects:

	2005		2006
	%	$	%	$
Sales revenue mix
Properties sales:
Qiyun New Village	8.3	2,209,415	20.4	2,600,996
Peacock Garden	—	—	2.4	309,283
President Building	—	—	—	—
Chenglong Garden Phases I & II	69.9	18,540,596	33.7	4,295,675

	78.2	20,750,011	55.5	7,205,954
Rental income	15.1	4,012,179	30.1	3,835,538
Building management income:
President Building Management Center	6.7	1,761,918	13.4	1,709,533

	100.0	26,524,108	100.0	12,751,025

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

The aggregate occupancy rate for the two towers at the end of 2006 was 94%. One tenant accounts for more than 10% of the total leased space of the President Building, and the tenants as a whole are engaged in a variety of businesses, including real estate, foreign trade, investment, insurance, e-commerce, media, advertisement, and heath care.

The total area of the President Building owned by the Company is 59,264 square meters, and the mortgaged area is 49,495 square meters. The realty tax for the President Building is 13% of the total rental income, and the total realty tax for the year 2006 is RMB 3,464,987 (approximately US$ 427,000). The mortgage details for the President Building are as follows:

Lender(bank)	Amount of loan (RMB:ten thousand)	Guaranty (President Building)	Mortgaged Area
Industrial and Commercial Bank of China Changde Branch		Block C, 1st-4th floor	5312.86
	2,000	Block B, 3rd-4th floor, South 11-15	1808.48
Bank of China Zhongshan Branch		Block C, 5th-12th floor	8949.68
	7,008	Block C, 20th-23rd floor	4389.72
Agriculture Bank of China Binhe Branch	1,740	Block C, 24th-26th floor	3292.29
		Block A, 1st-4th floor	6349.20
		Block A, 8th-9th floor	2195.72
Commercial Bank of China Zhongshan Branch	12,000	Block A, 11th –14th floor	4380.76
		Block A, 17th-26th floor	10925.20
		Block B, 3rd-4th floor, North 7-11	1891.06

Total mortgaged area			49494.97

Chenlong Garden

Chenglong Garden, situated in Shenyang Huanggu District, comprises 12 blocks of modern apartments consisting of 865 residential apartments, a number of retail shops and ancillary facilities including basement car parking facilities and parks. The project is situated near Beiling Park, schools and Hymall Megamart. Approximately 88% of the area comprising Chenglong Garden has been sold.

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

The current status as to the 31 units that were still under the Scheme as of December 31, 2006 is as follows: 25 participants of the Scheme have agreed to purchase the unit and sales revenues were recognized during the year ended December 31, 2006; three participants of the Scheme are in the process of arranging mortgage loans from banks; and, three participants of the Scheme have elected not to exercise their option to purchase and returned the properties.

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

New Projects

Xita Project

Pursuant to agreements entered into in December 2005, we acquired two companies that own rights to develop and acquire a property interest (land use right) for a large parcel of property in Shenyang City known as the Xita Project. The two companies are successors in interest to a bid confirmation letter, originally issued by the City of Shenyang to Shenyang Yunfeng Real Estate Development Co., Ltd., and subsequently amended and supplemented in September 2005. We expect the Xita Project shall be a major development project for 2007 and subsequent years. It is an urban reconstruction development project with multi-functional sections, which is consistent with government development planning. The project is located in the Xi Ta area in the city of Shenyang and is mostly populated by ethnic Koreans. It will feature a construction area of almost 500,000 square meters, with an occupying area of approximately 83,071 square meters.

Pursuant to a sale and purchase agreement dated December 8, 2005, subsequently amended on December 28, 2005, we agreed to acquire through our indirect subsidiary, Shenyang Maryland International, 70% of the equity interest in Shenyang Xinchao Development Company, a Sino-Foreign joint venture corporation that owns approximately 66% of the rights granted under the Xita Project confirmation letter, from Shenyang Yunfeng Real Estate Development Co. We agreed to acquire the remaining 30% equity interest in Shenyang Xinchao Development Company through our direct subsidiary, Silverstrand International Holdings, from I.R.E. Corporation Limited, an unrelated Singapore corporation. The remaining approximately 34% interest in the rights granted under the Xita Project confirmation letter is held by Shenyang Yindu Property Company, also a Sino-Foreign joint venture. Pursuant to agreements dated December 28, 2005, Shenyang Maryland International agreed to acquire a 70% interest in Shenyang Yindu Property Company from Shenyang Yunfeng Real Estate Development Co., and Silverstrand International Holdings agreed to acquire a 30% interest in Shenyang Yindu Property Company from I.R.E. Corporation. These transactions closed at the end of December 2005, so that we now hold through our subsidiaries 100 percent interest in the land comprising the Xita Project.

The purchase price for the interests acquired from I.R.E. Corporation is the assumption of the obligations under joint venture arrangements, which is a total of $5.5 million for both joint ventures. The purchase price for Shenyang Yunfeng Real Estate Development Co.’s interest in Shenyang Xinchao Development Company, is approximately $8.6 million, which was paid by a cash payment of $5 million by Shenyang Maryland International in December 2005, and by the assumption of the obligation of Shenyang Yunfeng Real Estate Development Co. to make additional contributions to the joint venture in the amount of $3.6 million (which Shenyang Maryland International made to Shenyang Xinchao Development Company in December 2005).

The terms of the Xita Project confirmation letter provide that, in order for the rights granted under the confirmation letter to fully vest, the owners of the project rights must pay a total of approximately $88 million for the Xita property. To date, of this amount, a total of approximately $4.0 million has been paid. In December 2005, we obtained bank financing in the principal amount of $14.8 million to make our initial cash payment in connection with the Shenyang Xinchao Development Company acquisition and the additional capital contributions in connection with this acquisition. In 2006, the loan accrued interest at a rate of 7.254% per annum, with all principal and interest due December 31, 2006. We obtained from the bank an extension of the maturity date to November 7, 2007, but in exchange the interest rate increased to 8.19% per annum. We are now seeking the participation of one or more partners in a joint venture to provide the financing necessary to advance the project, but at the present time we have not identified any joint venture partners or established terms for a joint venture arrangement, nor can there be any assurance that we will be successful in finding such joint venture partners or otherwise obtaining financing to meet the commitments under the Xita Project confirmation letter. Meanwhile, we are negotiating with the local government to extend the occupied area of the land from 83,071 square meters to 160,000 square meters after approval of the initial planning by the government. The estimated total cost of the Xita Project is $207.2 million, and construction is expected to require at least three years. We plan to sell the residential part of the Xita Project to generate cash flow in 2007 and to hold and lease the commercial part for stable rental income after the construction is completed in 2009.

Chessboard Project

Our subsidiary, Shenyang Jitian Property Company Limited, was established on February 22, 2006 for a new project development in Shenyang called the Chessboard Mountain Residential project. On February 27, 2006, Shenyang Jitian Property Company was confirmed as the highest bidder in a public auction for a residential development project located in the Chessboard

Mountain International Tourism Development District in Shenyang City. The total purchase price for the 420,317 square meters of land use rights was approximately $56.7 million. On May 12, 2006, bank financing was obtained through a related third party. On May 16, 2006, Shenyang Jitian Property Company obtained planning approval from the relevant local authority for the project with a total construction area of approximately 891,840 square meters (9.6 million square feet), and on May 28, 2006, construction approval from the relevant local authority was obtained.

Effective July 3, 2006, Shenyang Jitian Property Company entered into a loan agreement with the Shenyang City Commercial Bank whereby the Bank agreed to provide a loan of up to RMB 550,000,000, or approximately $68.7 million, to Shenyang Jitian Property Company for the purpose of acquiring the land use right for the Chessboard Mountain Project. The loan agreement has a term of three years, and any amounts advanced thereunder bear interest at a rate of 6.633% per annum and must be repaid by the end of the term of the loan agreement.

On November 20, 2006, Silverstrand International Holdings entered into an agreement for the sale of all of the outstanding equity interest in Shenyang Jitian Property Company, and this transaction closed effective December 8, 2006. Under the agreement, Silverstrand sold 50% of the equity interest in Shenyang Jitian Property Company to each of Beijing Capital Land Limited and Reco Ziyang Pte Limited in exchange for a total cash payment of US$1,399,970 (the amount of Silverstrand’s invested capital in Shenyang Jitian Property Company) and assumption of all bank debt incurred in connection with the acquisition of Galaxy Bay. In connection with and effective upon the completion of the sale of Shenyang Jitian Property Company, our subsidiary, Shengyang Maryland International Industry Company Limited, entered into a Land Consolidation and Development Agreement with respect to the Galaxy Bay Project. Under this Development Agreement, Shenyang Maryland was engaged to arrange for necessary permitting, site preparation and installation of development infrastructure. As the developer/contractor, the contract provides for Shenyang Maryland to be paid a total of approximately $13.3 million in staged amounts upon completion of different aspects of the development work provided for by the Development Agreement. Shenyang Maryland is obligated to pay any necessary sub-contractors on the Galaxy Bay Project for their work and materials. The agreement is a fixed-price contract, which means that Shenyang Maryland has agreed to complete its development work at fixed prices, and any cost overruns incurred in connection with the development work covered by the Development Agreement would therefore impact Great China’s profit with respect to such development work. It is estimated that the Galaxy Bay Project will take approximately one year to complete.

ITEM 3.	LEGAL PROCEEDINGS

The Company is the subject of certain legal matters that it considers incidental to its business activities. It is the opinion of management that the ultimate disposition of these matters will not have a material impact on the financial position, liquidity or results of operations of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a shareholder vote during the quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of Great China Holdings trades in the over-the-counter market under the symbol “GCIH.” Before we acquired Silverstrand International Holdings in July 2005, transactions in our common stock were sporadic, so there was no meaningful trading market for the common stock prior to the third calendar quarter of 2005. The following table sets forth for the last two calendar quarters of 2005 and the four calendar quarters of 2006 the prices of our common stock in the over-the-counter market, as reported and summarized on the OTC Bulletin Board. Such prices are based on inter-dealer quotations, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended	High Bid ($)	Low Bid ($)
September 30, 2005	7.00	3.40
December 31, 2005	7.00	5.50
March 31, 2006	8.75	5.50
June 30, 2006	14.98	7.00
September 30, 2006	12.62	3.50
December 31, 2006	5.31	2.50

Dividends

Prior to the acquisition of Silverstrand International Holdings in July 2005, we were an inactive shell corporation with approximately $200,000 in cash. In June 2005, prior to the completion of the acquisition, we completed a distribution of $163,826 to the persons who were stockholders at that time. This was a one-time event intended for the benefit of the persons who had been long time stockholders and was not part of a regular or periodic distribution policy. Our present intention is to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Security Holders

At March 15, 2007, there were approximately 241 holders of record of our common stock.

Equity Compensation Plans

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of options, warrants and rights	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	None		N/A	None
Equity compensation plans not approved by stockholders	582,491	*	$6.02	N/A

*	This figure represents options issued to officers under individual compensation arrangements that were outstanding at December 31, 2006. All of the options were terminated in February and March 2007.

Repurchases of common stock

There were no repurchases of equity securities by Great China International in the fourth quarter of 2006.

Unregistered Sales of Securities

Effective January 31, 2007, Great China Holdings became obligated to issue to two of it directors, Chen Jin Rong and Wang Jian Guo, options to purchase 10,000 shares of common stock each exercisable over a term of two years with an exercise price of $4.66 per share. The options are granted in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected financial data for each of the years in the five-year period ended December 31, 2006. The consolidated statement of operations data and balance sheet data are derived from the audited Consolidated Financial Statements of Great China International and its predecessors. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this report.

Consolidated Statement of Operations Data (in thousands):

	Year Ended December 31,
	2006	2005	2004	2003	2002
Revenues	$12,738	$26,524	$29,671	$30,285	$16,771
Net income (loss) form continuing operations	$(3,715)	$80	$(597)	$1,620	$80
Net income (loss) per share, basic and diluted	$(0.33)	$0.01	$(0.06)	$0.15	$0.01

Consolidated Balance Sheet Data (in thousands):

	December 31,
	2006	2005	2004	2003	2002
Total assets	$69,929	$79,420	$79,844	$95,773	$109,401
Long-term obligations	$1,999	$3,266	$18,369	$51,754	$15,858
Cash dividends per common share	$-0-	$-0-	$-0-	$-0-	$-0-

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements presented at the end of this report. Unless otherwise indicated, references in this discussion to “we”, “our” and “us” are to the Great China International Holdings, Inc and its subsidiaries.

History and Development of Great China International Holdings

Great China International is a comprehensive real estate company with principal activities in real estate investment, development, sales and management. We conduct all our operation in the People’s Republic of China through our direct and indirect wholly owned subsidiaries; Shenyang Maryland International Industry Company Limited, Shenyang Yindu Property Company Limited, Shenyang Xinchao Property Company Limited and Silverstrand International Holdings Company Limited.

Prior to December 31, 2006, Shenyang Maryland International Industry Company Limited (“Maryland”) has been the principal operating company and until 2006 owned five real estate projects.

•

The President Building comprises three blocks of commercial towers located in the financial district, Heping Street, of Shenyang City. While the original intention was to sell the buildings, management subsequently decided to retain most of the properties for leasing purposes. The buildings maintain a high occupancy rate with tenants who are mostly international companies, approximately 25 of them are Fortune 500 companies. Great China International’s head office is situated on the 25/F and 26/F of the President Building.

•

Chenglong Garden, situated in Shenyang Huanggu District, comprises 12 blocks of modern apartments, a number of retail shops and ancillary facilities including basement car parking facilities and parks.

•	Qiyun New Village is situated along the Nanyun Riverside and consists of 347 residential units, among which 322 units have been sold, and 2,186 square meters of commercial units.

•

Peacock Garden is situated in Heping North Street, the commercial district of Shenyang. Construction was completed in November 2000 and Peacock Garden comprises 222 low-density residential apartments of which 217 have been sold, and 5,154 square meters of commercial units remain.

•	The Maryland Building consists of 12,858 square meters of commercial space among which 11,310 have been sold and other remaining 1,548 square meters are held for leasing purposes.

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

Effective July 3, 2006, Jitian entered into a loan agreement with the Shenyang City Commercial Bank whereby the Bank agreed to provide a loan of up to RMB 550,000,000, or approximately $68.7 million to Jitian for the purpose of acquiring the land use right for the Chessboard Mountain Project. The Loan Agreement has a term of three years, and any amounts advanced thereunder bear interest at a rate of 6.633% per annum and must be repaid by the end of the term of the Loan Agreement. Under the Loan Agreement, the Bank is entitled, in the event of certain events of default enumerated therein, to adjust the Loan amount under the agreement or to cancel the agreement and declare any amounts advanced thereunder due and owing. Shenyang Maryland International Industry Co., Ltd., a subsidiary of Great China International, has agreed to guarantee all amounts owing by Jitian under the Loan Agreement, and Jitian has mortgaged its title to the Chessboard Mountain property to the Bank as security for performance of its obligations under the Loan Agreement. As part of the Bank’s terms and conditions and in further consideration for the extension of the Loan, Jitian entered into a Creditor’s Right Transfer Agreement with Hainan Hexing Industry Co., Limited, an unrelated third party, whereby Jitian, in exchange for the payment of RMB100 million (approximately $12.6 million) out of proceeds of the Loan, agreed to purchase certain creditors rights of Hexing to another unrelated entity, Shenyang Night Musical Palace. These credit rights were not believed to be of value and were the reduction in the loan proceeds was treated as a loan discount, which was consequently capitalized as construction-in-progress.

Effective July 19, 2006, Jitian entered into another loan agreement with Shenyang City Commercial Bank whereby the Bank agreed to provide a loan of RMB50,000,000 (approximately $ 6.25 million) pursuant to a loan agreement dated for reference on June 28, 2006. The Loan Agreement has a term of three years, commencing July 19, 2006, and amounts advanced bear interest at a rate of 6.633% and are required to be repaid by the end of the term of the Loan Agreement. Under the Loan Agreement, the Bank is entitled, in the event of certain events of default enumerated therein, to cancel the agreement and declare any amounts advanced due and owing. Shenyang Maryland International Industry Co., Ltd. has agreed to guarantee all amounts owing by Jitian under the Loan Agreement, and Shenyang Maryland has also agreed to mortgage a portion of its property at the President Building project as security for performance of its obligations under the Loan Agreement.

In December, 2006, Great China International completed an agreement for the sale of all of the outstanding equity interest in Jitian. Under the agreement Beijing Capital Land Limited and Reco Ziyang Pte Limited purchased Jitian from Great China International in exchange for a total cash payment of $1,399,970 and assumption of all bank debt incurred by Jitian in connection with the acquisition of Galaxy Bay, which will result in a release of guaranties provided by Great China International.

Shenyang Xinchao Property Company Limited (“Xinchao”) was established in August 16, 2005 for a mixed-use development, later called the Xita Urban Reconstruction Project. The Xita project occupies 83,071 square meters of land with an estimated construction area of 350,000 square meters. As of December 31, 2006, Xinchao holds 70% equity interest in the Xita Project and Shenyang Yindu Property Company Limited (“Yindu”), another subsidiary of Great China International, holds the other 30%. A preliminary plan of the Xita project area has been submitted to the district government for approval. Because the plan was highly appraised by the government, Xinchao and Yindu managed to negotiate an expansion of the total development area to about double the original size. The government has been following a detailed review process on this substantial project, so Xinchao and Yindu do not expect the final plan will be approved before December 2006, and may not be approved until 2007. Xinchao and Yindu are in negotiations with a prospective partner for a joint venture to develop this project. The formation of the joint venture will depend, in part, on the ability of the prospective partner to provide all necessary financing for the development. Xinchao and Yindu have not reached any agreement on the joint venture and cannot predict at this time whether an acceptable arrangement will be reached or the timing of any such agreement.

Results of Operations

Comparison of operations for the year ended December 31, 2006 with the year ended December 31, 2005:

Great China International incurred a net loss of $(3,746,802) for the year ended December 31, 2006 compared to a net income of $80,394 for 2005, representing a decrease of $3,827,196 year-on-year. Components of sales and expenses resulting in this increase in net loss are discussed below.

Sales revenues decreased by $13,626,892 or 65% year-on-year to $7,205,954 for the year ended December 31, 2006 compared to 2005 of $20,832,846. Rental and management fee income decreased by $158,923 or 3% to $5,532,339 during the year ended December 31, 2006 from $5,691,262 for the comparable period in 2005. These changes are mainly attributable to:

•	Significant decrease in sales of Chenglong Garden by $14,244,921 or 77%;

•	Decreases in gross floor area sold by 25,071 square meters year-on-year to 11,146 square meters for the year ended December 31, 2006 compared to 36,217 square meters in 2005;

•	The number of units sold decreased by 131 units or 71% year-on-year to 54 units for the year ended December 31, 2006 compared to 185 units in 2005;

•	Decreases in rental income by $93,807 or 2%; and

•	Decreases in building management income by $65,117 or 4%; and

•	No new development projects were introduced during 2006.

Cost of properties sold decreased by $12,056,804 or 64% during the year ended December 31, 2006, as compared to the corresponding period in 2005. This was primarily attributable to a 69% decrease in the gross floor area sold as described above.

Operating and selling expenses increased by $1,339,397 or 276% to $1,824,710 for the year ended December 31, 2006 as compared to $485,313 for the year ended December 31, 2005. The increase is mainly due to an increase in land appreciation tax charged on Qiyun New Village, Peacock Garden, and Maryland Building of $629,151, and on Chenglong Garden of $835,065.

General and administrative expenses increased by $1,248,130 or 48% to $3,860,917 during the year ended December 31, 2006 compared to $2,612,787 for the year ended December 31, 2005. The increase is due to an increase in travel and entertainment expenses of $207,221, an increase in legal and professional fees of $380,627 and recognition of $513,835 in compensation expense related to stock options issued to management.

Depreciation expense decreased by $20,768 or 1% to $2,051,664 for the year ended December 31, 2006, compared to $2,030,896 for the corresponding period in 2005.

Other income increased to $1,268,529 in 2006 from none in 2005 due primarily to revenues earned under a service contract with the acquirers of Jitian of $1,148,624.

Interest and financing costs increased by $760,711 to $3,275,175 for the year ended December 31, 2006, as compared to $2,514,464 for the year ended December 31, 2005. The increase was primarily due to loan closing costs of $750,447 incurred during 2006.

Comparison of operations for the year ended December 31, 2005 with the year ended December 31, 2004:

Income from operations in 2005 was $2,629,313 compared to $3,542,724 in 2004, which represents a decrease of approximately 26%. The decrease is attributable primarily to a decline of approximately 16% in sales revenue from $24,769,116 in 2004 to $20,832,846 in 2005, while at the same time the cost of properties sold as a percentage of sales increased from 83% in 2004 to 90% in 2005. These factors were only partially offset by an increase of $789,068 in rental and building management revenue for 2005 over 2004, and a decrease in total operating expenses of $2,233,791 from 2004 to 2005.

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

Interest and finance costs in 2005 were $2,514,464 in 2005 compared to $4,139,972 in 2004, which represents a decrease 39%. This substantial decrease is the reason we recognized net income of $741,863 in 2005 ($929,525 after foreign currency translation adjustment) compared to a net loss of $17,288 in 2004 (a net loss of $5,211 after foreign currency translation adjustment). The decrease in interest and finance costs was primarily due to the sale of certain outstanding loans totaling $21,424,168 by one of the Company’s lenders. The company that acquired these notes in March 2005 agreed to waive future interest expense while Great China International negotiates a settlement of these notes. Great China International has agreed in principle to settlement arrangement that would allow for settlement of the outstanding amounts through the issuance of common stock.

Net income for 2005 is $80,394 as compared to a net loss of $597,248 for 2004. This was primarily the result of the aforementioned reductions in operating and interest expenses partially offset by lower sales and an increase in cost of goods sold as a percentage of revenues.

A significant portion of revenue, 85% in 2005 and 88% in 2004, is derived from the sale of properties from past developments. The remainder is derived from rental activity, primarily at the President Building. We consider rental income from commercial development as a stable source of revenue to fund most of our operating expenses, but our ability to generate income from operations and to pay interest and finance costs associated with our real property acquisition and development activities depends on our ability to develop and sell new residential and commercial projects on an ongoing basis.

Liquidity and Capital Resources

Net cash flows provided by operating activities for the years ended December 31, 2006, 2005 and 2004 were $4,517,894, $4,903,230 and $13,604,094 respectively. The decrease over the three years was primarily to decline in sales of properties over the three years.

Net cash flows used in investing activities for the year ended December 31, 2006, was $7,391,802 compared to $7,191,560 and $9,188,741 for the years ended December 31, 2005 and 2004. The focus of investing activity has shifted in 2006 from purchase of fixed assets in 2005 and 2004 to primarily construction in progress with the commencement of the Xita construction projects during 2006.

Net cash flows used in financing activities for the year ended December 31, 2006, was $6,521,760 compared to net cash provided by financing activities of $12,178,034 for the year ended December 31, 2005 representing substantial borrowings which incurred for expansion of the operations and to finance the new property developments in 2005. Net cash flows used in financing activities for the year ended December 31, 2004 was $4,854,239 used in repayments of debt.

Current liabilities exceeded current assets by $51,178,976 as of December 31, 2006. The working capital deficit was incurred primarily due to $51,308,184 of bank loans of which $35,962,914 are currently in default.

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

As of December 31, 2006, Great China International’s subsidiary, Shenyang Maryland International Industry Co. Limited (“Maryland”), has ongoing discussions with lending banks to renegotiate various matured bank loans totaling $51,308,184 with the following relevant banks:

1. The Bank of China: As of December 31, 2006, bank loans from the Bank of China totaled $8,961,636. The loans were originally extended for the development of the President Building in 2000. While the bank had originally agreed orally on a 10-year long-term loan period for the project, in 2002, owing to a change in lending policy, the Bank changed the terms of the loans into short-term development loans. Since the maturity of the various loans by December 31, 2004, Maryland commenced ongoing negotiation with the Bank of China for an extension of the loans. Due to the initial verbal agreement and a credible relationship over the years, the Bank has agreed to renegotiate a settlement term. As of July 13, 2006, Great China International has received a written notice from the Bank of China explaining the situation.

2. The Agricultural Bank of China: As of December 31, 2006, bank loans from the Agricultural Bank of China totaled $2,225,063. The loans were originally extended for the development of Chenglong Garden. Since the loans matured on December 21, 2005, Maryland has commenced ongoing negotiation with the Agricultural Bank of China for a short-term loan extension for another one-year term.

3. The Industrial and Commercial Bank of China (ICBC): As of December 31, 2006, the bank loans from the ICBC totaled $24,776,215 and were originally extended for the development of the Chenglong Garden in 2001. Since the loans had matured at the end of 2003, Maryland has commenced ongoing negotiations for an extension of the loans. As part of the listing procedures on the Stock Exchange of Hong Kong, reorganization and restructuring, certain of the loans totaling $21,218,670 were sold to the Great Wall Asset Management Limited. On January 5, 2006, Great Wall Asset Management Limited issued a notification letter to Maryland that certain loans totaling $21,718,750 has been assigned from the ICBC. The Great Wall Asset Management Limited and Maryland are conducting ongoing negotiation on the terms and repayment schedules of the assigned loans. The terms and repayment schedules requires approval from various government bureaus, and, accordingly, Maryland believed the negotiation could be closed by the end of 2006, but negotiations are still ongoing. On June 22, 2006, Maryland has also negotiated a settlement repayment schedule with ICBC on the remaining loans totaling $7,992,326. Under the negotiated terms of the repayment schedule, Maryland will be required to make quarterly installment repayments commencing from June 30, 2006 until June 30, 2007. On December 31, 2006, Maryland has paid $5,434,782 to ICBC in installments on the repayment plan. When Maryland shall have fully repaid the last installment on or before June 30, 2007, accrued accumulated interest totaling $1,150,895 will be waived by ICBC.

4. Shenyang City Commercial Bank: As of December 31, 2006, bank loans from the Shenyang City Commercial Bank totaled $15,345,270. The loans were originally extended in December 2005 for the Xita project as our initial cash payment to acquire the Shenyang Xinchao Development Company which is the corporate entity formed to operate the Xita project. Interest was charged at a rate of 7.254% per annum, with all principal and interest due December 31, 2006. The loans were renewed with a maturity date of November 7, 2007, and an interest rate of 8.19% per annum.

Outlook For 2007

During 2006 the performance of the Company has been adversely affected by additional provisions for land appreciation taxes and the increase in certain expenses incurred for the Xita project. Management believes that 2007 should see improvement in the circumstances of the Company mainly due to the following factors:

•	Management believes the Company will begin to see significant revenue in 2007 as a result of amount earned under a service contract with the acquirers of the Chessboard mountain project;

•	Management believes there is an opportunity to settle approximately $22.2 million of delinquent bank debt in 2007, which would have the effect of improving the Company’s working capital position; and

•	Management believes the Company will continue to experience steady cash flow from rental revenues on the President Building.

Contractual Obligations

The following table is a summary of Great China International’s contractual obligations as of December 31, 2006:

	Total	Less than one year	1-3 Years	Thereafter
Short-Term Debt	$51,308,184	$51,308,184	$—	$—
Long-Term Debt	2,427,541	428,076	1,220,571	778,894
Amounts due to related parties	695,002	695,002	—	—
Construction commitments	90,409,639	90,409,639	—	—

Total Contractual Cash Obligations	$144,840,366	$142,840,901	$1,220,571	$778,894

Critical Accounting Policies

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and the following is a summary of significant accounting policies:

Consolidation policy – All significant inter-company transactions and balances within Great China International are eliminated in consolidation.

Cash and equivalents – Great China International considers all highly liquid debt instruments purchased with maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheet for cash and cash equivalents approximate their fair value. Substantially all of Great China International’s cash is held in the PRC and is not protected by FDIC or any other form of insurance.

Accounts receivable – Provision is made against accounts receivable to the extent which they are considered to be doubtful. Accounts receivable in the balance sheet is stated net of such provision. As of December 31, 2006, the provision for doubtful debts amounted to $1,443,476 and $1,108,055 respectively.

Related companies – A related company is a company in which a director has a beneficial interest in and in which Great China International has significant influence.

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

Management reduces the estimated market value by anticipated selling expenses and associated taxes to derive the net realizable value

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

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 totaled $2,051,664, $2,030,896 and $2,282,468 respectively.

Repairs and maintenance costs are normally charged to the statement of operations in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized during the years ended December 31, 2006, 2005 and 2004.

As of December 31, 2006 fixed assets totaling $27,417,618 have been pledged as securities to various banks in respect of borrowings totaling $51,308,184 and mortgage loans of $2,427,541.

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

Other income consists of services performed on behalf of the purchasers of Jitian. These revenues are recognized when the services have been performed in accordance with the terms of the agreement.

Cost of sales – The cost of sales includes the carrying amount of the properties being sold and the business taxes paid by Great China International in connection with the sales. Business taxes included in cost of sales were $707,070, $1,313,971, and $1,599,027 for the years ended December 31, 2006, 2005 and 2004, respectively.

Foreign currencies – Great China International’s principal country of operations is in The People’s Republic of China. The financial position and results of operations of Great China International are determined using the local currency (“Renminbi” or “Yuan”) as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

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

Historically the local currency’s exchange rate had been unofficially tied to the US Dollar at a rate of approximately 8.28 Yuan per US Dollar. Effective July 21, 2005, the Yuan was revalued to an effective exchange rate of approximately 8.11 Yuan per US Dollar. Subsequent to the revaluation the Yuan has been allowed to float within a specified range. As of December 31, 2006 the exchange rate was 7.82 Yuan per US Dollar.

Taxation – Taxation on overseas profits has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the countries in which Great China International operates. Provision for The People’s Republic of China enterprise income tax is calculated at the prevailing rate based on the estimated assessable profits less available tax relief for losses brought forward.

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

As of December 31, 2006 and 2005, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share as the effect of options outstanding at that time was anti- dilutive.

Fair value of financial instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as at December 31, 2006 and 2005, because of the relatively short-term maturity of these instruments.

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

Stock based compensation – In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment . SFAS 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation , and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees . Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”), using the modified prospective transition method. SFAS No. 123(R) requires equity-classified share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Under the modified prospective transition method, share-based awards granted or modified on or after January 1, 2006, are recognized in compensation expense over the applicable vesting period. Also, any previously granted awards that are not fully vested as of January 1, 2006 are recognized as compensation expense over the remaining vesting period. No retroactive or cumulative effect adjustments were required upon The Company’s adoption of SFAS No. 123(R).

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

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company recognized additional compensation expense for the year ended December 31, 2006 of $513,385. These charges increased loss per share for the year ended December 31, 2006 by $0.04.

Prior to the adoption of SFAS No. 123(R), The Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash inflows in the statement of cash flows. SFAS No. 123(R) requires the cash inflows resulting from tax deductions in excess of the compensation expense recognized for those stock options (“excess tax benefits”) to be classified as financing cash inflows. The Company did not report any excess tax benefits as financing cash inflows for the year ended December 31, 2006.

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

Expected volatility	25%
Weighted-average volatility	25%
Expected dividends	0%
Expected term (in years)	1 to 5 years
Risk-free rate	4.5%

A summary of option activity under the Plan as of December 31, 2006, and changes during the nine months then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	—	$—
Granted	837,841	$6.09
Exercised	—	$0.00
Forfeited or expired	664,273	$6.02
Outstanding at December 31, 2006	173,568	$5.88	6.67	$—
Exercisable at December 31, 2006	163,568	$6.00	5.50	$—

A summary of the status of the Company’s nonvested shares as of December 31, 2006, and changes during the year then ended, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2006	—	$—
Granted	837,841	$1.46
Vested	(163,568)	$1.48
Forfeited	(664,273)	$1.48

Nonvested at December 31, 2006	10,000	$1.08

Unrecognized compensation expense as of December 31, 2006 related to outstanding stock options was $8,261.

On March 3, 2006 the Company issued to its Chief Executive Officer options to purchase 572,491 shares of its common stock at a purchase price of $6.00 per share. The options vest in five equal increments beginning with the date of issuance in March 2006 and the following four anniversary dates. The options are exercisable over a term of five years from the date of vesting. In March 2007 the Chief Executive Officer left the Company and has agreed to surrender all options issued to him.

On March 15, 2006 the Company issued to an employee options to purchase 245,350 shares of its common stock at a purchase price of $6.00 per share. The options vest in five equal increments beginning with the date of issuance in March 2006 and the following four anniversary dates. The options are exercisable over a term of five years from the date of vesting. In November 2006 the employee left the Company and has agreed to surrender all options that had been issued.

On May 18, 2006 the Company issued to its Chief Financial Officer options to purchase 10,000 shares of its common stock at a purchase price of $11.00 per share. The options vest immediately upon issuance and are exercisable over the one year period from the date of issuance. The Chief Financial Officer subsequently left the Company and has surrendered all options that had been issued.

On October 1, 2006 the Company issued to an employee options to purchase 10,000 shares of its common stock at a purchase price of $7.00 per share. The options vest in one year from the date of issuance and are exercisable over the one year period from the date of issuance. In February 2007 the employee surrendered all options that had been issued.

Recent accounting pronouncements – In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. This Statement has no current applicability to Great China International’s financial statements. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of this Statement will not have a material impact on Great China International’s financial position, results of operations, or cash flows.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 156”). This Statement is effective for fiscal years beginning after September 15, 2006. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement has no current applicability to Great China International’s financial statements. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of this Statement will not have a material impact on Great China International’s financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. This Statement has no current applicability to Great China International’s financial statements. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of FIN 48 will not have a material impact on Great China International’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of this Statement.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to Great China International’s financial statements. Management plans to adopt this Statement on December 31, 2006 and it is anticipated the adoption of SFAS No. 158 will not have a material impact to Great China International’s financial position, results of operations, or cash flows.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 will be effective beginning January 1, 2007 and it is anticipated that the initial adoption of SAB No. 108 will not have a material impact on Great China International’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Great China International is currently assessing the impact of SFAS 159 on its consolidated financial statements.

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

The second error was the recording of common area costs on the President Building in the amount of $2,640,066 in properties held for resale rather than allocating the costs to the usable space. Correction of this error resulted in a charge against prior year’s earnings in the amount of $432,492 and increased depreciation expense in the current year of $104,420.

The cumulative effect of the correction of the above two errors was a reduction in earnings of $661,469 and $582,525, for the years ended December 31, 2005 and 2004, respectively. Basic and diluted earnings per share was decreased by $0.06 for both of the years ended December 31, 2005 and 2004.

Retained earnings as of December 31, 2004 was reduced by $2,229,149 related to the corrections of these prior errors.

These changes had no effect on income taxes as Great China International had losses during the years ended December 31, 2006 and 2005 and due to net operating loss carryforwards. As of December 31, 2006 Great China International had a net deferred asset of approximately $1,000,000 related to net operating loss carryforwards of Enterprise Income Taxes in the PRC as of December 31, 2006. This deferred tax asset was subject to a 100% valuation allowance at December 31, 2006.

Great China International has amended the December 31, 2005 Form 10-KSB to reflect the correction of these errors retrospectively. Great China International is in the process of amending the September 30, 2005 Form 10-QSB, the March 31, 2006 Form 10-QSB and the Form 8-K/A dated September 30, 2005 to reflect the correction of these errors retrospectively.

Reclassifications – Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation. These reclassifications had on effect on previously reported results of operations or retained earnings.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As an underpinning industry in China, real estate has developed into a crucial pulling force to the all-round growth of national economy with its long-term continuous speedy growth and positive momentum of both production and marketing thrive which have attracted extensive attention both in the domestic and from overseas. A lot of problems and risks arose with the real estate prosperity due to its over speedy development:

The national land is fully controlled by the government, and its price keeps rising in accordance with the supply-demand relationship, which resulted in the over-fast increase of the investment in real estate and the capital pressure. Meanwhile, the adjustment of lending rate increased the risk and pressure of capital operation.

The contradictions of real estate market structure in some regions emerged, among which the contradiction of commodity houses supply structure is conspicuous. One hand, some large-area residences, high rises and premium projects emerged in endlessly, but they are unsuitable for sale; on the other hand, normal-sized commodity houses and economic and functional houses targeting the low and medium wages earners in the urban area are in short supply. The housing price still rises faster in some cities, the construction of living houses safeguard system lags behind in other cities, which resulted in the inharmony between supply and demand. So the order of real estate market is to be further standardized.

There still exist the phenomena of false advertisements, contract fraud and illegal actions in agent service and logistic administration, which are to be kept within limits in effect. It should not only rely on the self-restriction of real estate enterprises to address all these problems. The credit standing system of real estate market is to be perfected. The operation, supervision and control systems of real estate market are to be further improved.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Great China International’s financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective February 15, 2006, Great China International engaged Murrell, Hall, McIntosh & Co. PLLP (“MHM”), as its independent registered accounting firm to audit the financial statements of Great China International for the fiscal year ended December 31, 2005. At the time of the engagement, HJ Associates & Consultants, LLP, the firm that audited the financial statements of Great China International for the year ended December 31, 2004, was dismissed by Great China International. MHM has been engaged as the independent accounting firm for Great China International’s subsidiary, Silverstrand International Holding Ltd., which Great China International acquired in 2005. In the interest of expediency and cost, the board of directors of Great China International determined to make the change in accounting firms for the parent company, Great China International Holdings, Inc.

HJ Associates & Consultants performed audits of Great China International’s financial statements for each of the years ended December 31, 2004 and 2003. Their audit reports did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the two-year period ended December 31, 2004, and from that date through February 15, 2006, there have been no disagreements between Great China International and HJ Associates & Consultants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused HJ Associates & Consultants to make reference to the subject matter of such disagreements in connection with their reports for each of the years ended December 31, 2004 and 2003. In connection with its audits for each of the fiscal years ended December 31, 2004 and 2003, and through February 15, 2006, there were no reportable events (as defined in Regulation S-B Item 304(a)(1)(iv)(B)).

During the two most recent fiscal years and through the date hereof, neither Great China International nor any one on behalf of Great China International has consulted with MHM regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Great China International’s financial statements, or any other matters required to be disclosed under Item 304(a)(1)(iv) of Regulation S-B.

ITEM 9A.	CONTROLS AND PROCEDURES

With the participation of management, Great China Holdings’ chief executive officer and chief financial officer evaluated its disclosure controls and procedures on December 31, 2006 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with Great China Holdings’ filing of its annual report on Form 10-K for the year ended December 31, 2006.

During the fourth quarter of 2006 there have been no significant changes in Great China Holdings’ internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and officers

Set forth in the table below are the names, ages and positions of our current directors and executive officers. None of our directors or executive officers has any family relationship to any other director or executive officer.

Name	Age	Position	Since
Frank Jiang	52	Chairman, Director, President and Chief Executive Officer	2005
Deng Zhi Ren *	57	Chief Executive Officer	2006
Danny Sui Keung Chau	50	Chief Financial Officer	2006
Duan Jing Shi	55	Director	2005
Chen Jin Rong	48	Director	2006
Wang Jian Guo	33	Director	2006
Wang Li Rong	44	Director and Secretary	2005

*	Deng Zhi Ren was serving as Chief Executive Officer at the end of 2006, but his engagement ended in March 2007.

All executive officers are elected by the board and hold office until their successors are duly elected and qualified. Each director is elected by the stockholders and serves until resignation or election of a successor by the stockholders.

Biographies

The following is information on the business experience of each of the new officers.

Frank Jiang has served for the past five years as the Chairman and a Director of Silverstrand International and its subsidiary, Shenyang Maryland International Industry Company Limited. Mr. Jiang was the founder of Shenyang Maryland International Industry Company Limited. Upon the resignation of Deng Zhi Ren as Chief Executive Officer effect on March 5, 2007, Mr. Jiang assumed the position of Chief Executive Officer of Great China Holdings.

Danny Sui Keung Chau was appointed as Great China International’s Chief Financial Officer on October 1, 2006. Mr. Chau, 49, obtained an Masters in Business Administration from the University of Toronto in 1982 and an undergraduate degree in Commerce from McMaster University in 1981. He is a Canadian Certified Management Accountant and has been Managing Director since 1988 of Ambrose Financial Services Ltd., a financial consulting firm that specializes in consulting services regarding property investment projects, international business and marketing and financial restructuring.

Duan Jing Shi has served as a Director of Silverstrand International and its subsidiary, Shenyang Maryland International Industry, since January 2002, and has responsibility for real property development. For over two years prior to January 2002 he served as President of Shenyang Normal University.

Chen Jin Rong has been an associate professor at the School of Economics and Management of Tsinghua University in Beijing since 2001, specializing in corporate finance management, security analysis, financial operations, and corporate governance and controls. She is also an independent consultant to public companies and private businesses in China. Ms. Chen was elected in June 2006 as a director of Synutra International, Inc., a public company based in Rockville, Maryland that is in engaged in the business of developing, producing and marketing dairy based nutritional products in China.

Wang Jian Guo is an architect and has been employed as Technology Director of Shenyang Jinmao Building Real Estate Co., Ltd., in Shenyang, China, since October 2005. From July 2005 to October 2005 he was self-employed as an architect, and for a year prior to July 2005 he was employed as Design Director of Shenyang Vanke Real Estate Development Co., Ltd., in Shenyang, China. From May 2003 to June 2004 Mr. Wang was engaged as the Planning Director of Shanghai Jingce Duyi Space and Real Estate Research Institute Co., Ltd. Prior to May 2003, Mr. Wang was pursuing doctoral program studies in architectural design theory at Tongji University, Architecture and City Planning College, which he began after earning his Master’s Degree in Architecture Design and Theory at Shenyang Architecture Engineering College in April 2002.

Wang Li Rong has served as a Director of Silverstrand International and its subsidiary, Shenyang Maryland International Industry Company Limited since 1995. Ms. Wang manages finance and accounting for Silverstrand International.

Financial Expert

The Board of directors has not established an audit committee, so the entire Board of Directors performs the functions associated with an audit committee, including, evaluating financial reporting matters, monitoring internal controls, compliance with internal financial polices, and engaging the registered independent accounting firm to audit the financial statements of Great China Holdings. The Board of Directors has determined that Chen Jin Rong is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. Further, the Board has determined that Ms. Chen is “independent” under the standard set forth in Rule 4350(d) of the NASDAQ Marketplace Rules.

Director Nominations

The Board of Directors has not made any changes to the procedures by which security holders may recommend nominee’s to our Board of Directors.

Audit Committee

Code of Ethics

Great China Holdings has adopted a Code of Ethics applicable to its chief executive officer and chief financial officer, a copy of which will be provided to any person, free of charge, upon request. A request for a copy of the Code of Ethics should be in writing and sent to Ms. Zou Liang, Great China International Holdings, Inc., C Site 25-26F President Building, No. 69 Heping North Street, Heping District, Shenyang 110003, People’s Republic of China.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of Great China International’s common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission regulations to furnish Great China International with copies of all Section 16(a) forms they file. Based solely on Great China International’s review of copies of such reports and representations from Great China International’s executive officers and directors, and greater than ten-percent beneficial owners, Great China International believes that its executive officers and directors complied with all Section 16(a) filing requirements during the fiscal year ended December 31, 2006.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our Board of Directors makes all evaluations and decisions regarding executive and board compensation. To date Great China International has not established any policies, goals, or other processes for setting compensation for its executive officers and directors because of pre-existing employment and compensation arrangements that Great China International has not chosen to revisit or modify. Historically Great China International has negotiated employment arrangements with executive officers on an individual basis. However, the current employment contract with the Chief Executive Officer expires at the end of 2007, so the Board of Directors may consider later in the year developing a more comprehensive approach to executive compensation. Great China has not established any long-term benefit or stock plans for its officers, directors or employees. In the past options to purchase common stock of the Company have been granted to executive officers on an individually negotiated basis. If the Board of Directors considers later in 2007 the development of a more comprehensive approach to compensation, it may consider adopting long-term benefit and stock plans for executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary($)	Option Awards($) (1)	All Other Compensation($)	Total($)
Frank Jiang (2)	2006	12,000	—	—	12,000
President and CEO	2005	28,600	—	—	28,600
Deng Zhi Ren, CEO (2)	2006	36,930	357,551	—	394,481
Lawrence Shui San Cheng, CFO (3)	2006	4,578	6,383	—	10,961
Danny Sui Keung Chau, CFO (3)	2006	3,750	2,701	—	6,451

(1)	The dollar values shown reflect the compensation cost of the awards, before reflecting forfeitures, over the requisite service period, as described in SFAS 123R. The assumptions we used in valuing these awards are described in Note 3 to our Consolidated Financial Statements included in this Form 10-K.

(2)	Great China Holdings became public in 2005. Frank Jiang became Great China International’s Chief Executive Officer and President in July , 2005. The amount of compensation stated in the table for 2005 is the total amount of salary paid to Mr. Jiang by Shenyang Maryland and Great China International in that year. On March 3, 2006, Deng Zhi Ren assumed the position of the Chief Executive Officer of Great China Holdings, and Mr. Frank Jiang, the former Chief Executive Officer, remained in the position of President. Effective March 5, 2007, Mr. Deng resigned as Chief Executive Officer, and the Board of Directors appointed Mr. Jiang as Chief Executive Officer. The amounts of compensation stated for 2006 for Messrs. Jiang and Deng consist of all compensation paid to such persons, regardless of the positions each held during that year.

(3)	Mr. Lawrence Shui San Cheng was appointed Chief Financial Officer in May 2006 and served in this capacity until October 2006, at which time Mr. Danny Sui Keung Chau was appointed Chief Financial Officer. The amounts of compensation stated in the table for 2006 are the total amounts paid to each such person for that year.

Discussion of Summary Compensation Table

Shenyang Maryland entered into a standard form employment agreement with Frank Jiang, the term of which runs from January 1, 2003 to December 31, 2007, which provides for annual compensation of $28,600, but does not contain any unusual severance or early termination provisions.

In March 2006, Great China International entered into a five year employment agreement with Deng Zhi Ren, for the position of Chief Executive Officer that provided for a monthly salary of $3,730. In addition, Mr. Deng was granted an option to purchase 572,491 shares of the common stock of Great China at a purchase price of $6.00 per share that vested, subject to continued employment, in five equal increments beginning with the date of issuance in March 2006. All of the options were cancelled at the time Mr. Deng resigned in March 2007.

As compensation for his services as Chief Financial Officer, Cheng Shui San was paid a monthly salary of approximately $1,000 and Great China Holdings agreed to reimburse Mr. Cheng for travel costs incurred in connection with his duties as Chief Financial Officer. In addition, Mr. Cheng was granted an option to purchase 10,000 shares of the common stock of Great China Holdings at a purchase price of $11.00 that and is exercisable for one year from May 18, 2006, which was terminated in September 2006 at the time of his resignation.

Great China International entered into an employment agreement with Mr. Chau, pursuant to which Mr. Chau will be paid a monthly after tax salary of approximately $1,895, and Great China also agreed to reimburse Mr. Chau for travel costs incurred in connection with his duties as Chief Financial Officer. In addition, Mr. Chau was granted an option to purchase 10,000 shares of the common stock of Great China Holdings at a purchase price of $7.00 that is exercisable for one year from October 1, 2006, which was subsequently terminated in February 2007.

Grants of Plan Based Awards

The following table sets forth certain information with respect to grants of plan-based awards for the year ended December 31, 2006 with respect to the named executive officers.

Name and Principal Position	Grant Date	Number of Securities Underlying Options (#)		Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards ($)
Deng Zhi Ren, CEO	March 3, 2006	572,491	*	$6.00	849,173
Lawrence Shui San Cheng, CFO	May 18, 2006	10,000	*	$11.00	10,942
Danny Sui Keung Chau, CFO	October 1, 2006	10,000	*	$7.00	10,806

*	All of these options terminated in 2006 or early 2007.

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at December 30, 2006 with respect to the named executive officers.

Outstanding Equity Awards at Fiscal Year-End

Name and Principal Position	Number of Securities Underlying Unxercised Options (#) Exercisable		Number of Securities Underlying Unxercised Options (#) Unexercisable		Option Exercise Price ($/Sh)	Option Expiration Date
Deng Zhi Ren, CEO	114,499	*	457,992	*	$6.00	March 2, 2011	*
Danny Sui Keung Chau, CFO	10,000	*	-0-		$7.00	September 30, 2007	*

*	All of these options terminated in early 2007.

Option Exercises and Stock Vested

None of the named executive officers exercised any options in 2006.

Potential Payments upon Change in Control

Great China Holdings does not have any severance or other payment arrangements that are triggered by a change in control.

Director Compensation Table

Each non-employee director receives a monthly director fee of $833. Each non-employee director serving on January 31 of each year beginning in 2007 receives an option to purchase 10,000 shares of Great China Holdings common stock exercisable over a term of two years with an exercise price equal to 90% of the average of the closing bid prices for Great China International common stock over the 10 trading days prior to the date the options are issued.

The following table summarizes the compensation paid to our directors who are not executive officers for the year ended December 31, 2006.

Name	Fees Earned or Paid in Cash ($)		All Other Compensation($)	Total($)
Duan Jing Shi	5,750	*	—	5,750
Chen Jin Rong	9,996		—	9,996
Wang Jian Guo	9,996		—	9,996
Wang Li Rong	8,440	*	—	8,440

*	Dunag Jing Shi and Wang Li Rong do not receive monthly director fees. They are employed full-time in administrative capacities by subsidiaries of Great China International, and the amounts shown in the table are the salaries paid to them during 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 31, 2006, the number and percentage of the outstanding shares of common stock which, according to the information supplied to Great China International, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock. The address of each person listed is C Site 25-26F President Building, No. 69 Heping North street, Heping District, Shenyang 110003, People’s Republic of China.

Name and Address	Number of Shares		Percent of Class
Frank Jiang C Site 25-26F President Building No. 69 Heping North Street, Heping District Shenyang 110003, People’s Republic of China	8,178,447		69.4

Danny Sui Keung Chau C Site 25-26F President Building No. 69 Heping North Street, Heping District Shenyang 110003, People’s Republic of China	-0-		-0-

Duan Jing Shi C Site 25-26F President Building No. 69 Heping North Street, Heping District Shenyang 110003, People’s Republic of China	91,024		0.8

Chen Jin Rong C Site 25-26F President Building No. 69 Heping North Street, Heping District Shenyang 110003, People’s Republic of China	10,000	*	0.1

Wang Jian Guo C Site 25-26F President Building No. 69 Heping North Street, Heping District Shenyang 110003, People’s Republic of China	10,000	*	0.1

Wang Li Rong C Site 25-26F President Building No. 69 Heping North Street, Heping District Shenyang 110003, People’s Republic of China	91,024		0.8

All executive officers and directors as a group (6 persons)	8,380,495		71.0

*	The figures for Chen Jin Rong and Wang Jian Guo are for options issued to them in 2007.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Paul Koeppe, Steve Barnett and Blake Fisher, Jr., and no other directors served on the Compensation Committee during 2006. No interlocking relationship exists between our board of directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Report of Compensation and Benefits Committee on Executive Compensation

Great China International does not have a compensation committee, so compensation decisions are made by the entire Board of Directors. The Board of Directors has reviewed and discussed the “Compensation Discussion and Analysis” required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Board of Directors has approved the “Compensation Discussion and Analysis” for inclusion in this Form 10-K.

Respectfully submitted,

Frank Jiang

Duan Jing Shi

Chen Jin Rong

Wang Jian Guo

Wang Li Rong

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Great China International has not adopted any policy regarding review of transactions with related persons beyond what is provided for in the Nevada Revised Statutes pertaining to corporations. The statutes provide that no contract or transaction between Great China International and one or more of its directors or officers, or between Great China International and any other corporation, firm, association, or other organization in which one or more of its directors or officers are directors or officers or are financially interested, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the Board of Directors or committee that authorizes or approves the contract or transaction, or because their votes are counted for such purpose, provided that:

•

the material facts as to his, her, or their relationship or interest and as to the contract or transaction are disclosed or are known to the Board of Directors or the committee and noted in the minutes, and the Board of Directors or committee, in good faith, authorizes the contract or transaction in good faith by the affirmative vote of a majority of disinterested directors, even though the disinterested directors are less than a quorum;

•

the material facts as to his, her, or their relationship or interest and as to the contract or transaction are disclosed or are known to the shareholders entitled to vote thereon, and the contract or transaction is specifically approved or ratified in good faith by the majority of shares entitled to vote, counting the votes of the common or interested directors or officers; or

•	the contract or transaction is fair as to Great China International as of the time it is authorized or approved.

Certain Relationships and Related Transactions

Silverstrand International Holdings Company acquired all of the share capital of Shenyang Maryland International for $5,000,000, paid in five installments during 2005. Of the total amount: $4,350,000 was paid to Frank Jiang, our Chairman and President; $500,000 was paid to Jiang Peng, a former officer and director, $50,000 was paid to each of Duan Jing Shi and Wang Li Rong, each an officer and/ or director, and $50,000 was paid to Li Guang Hua, a former director.

Pursuant to a sale and purchase agreement dated December 8, 2005 and subsequently amended on December 28, 2005, we agreed to acquire, through Shenyang Maryland International, 70% of the equity interest in Shenyang Xinchao Property Company Limited, a Sino-Foreign joint venture corporation that was formed for the purpose of owning and developing the Xita Project and owned approximately 66% of the land rights pertaining thereto. The interest in Shenyang Xinchao Property Company was acquired from Shenyang Yunfeng Real Estate Development Co., which is owned and controlled by Frank Jiang and Jiang Peng. Under the terms of the agreement as amended, the purchase price of the Shenyang Xinchao Development Co. interest is $8.7 million, which was paid through a cash payment of $5.0 million made in the first quarter of 2006 and by the assumption of the obligation of Shenyang Yunfeng Real Estate Development Co., to make additional contributions to the joint venture in the amount of $3.7 million. The remaining approximately 34% interest in the land rights to the Xita Project is held by Shenyang Yindu Property Company, also a Sino-Foreign joint venture. Pursuant to agreements dated December 28, 2005, Shenyang Maryland International agreed to acquire a 70% interest in Shenyang Yindu Property Company from Shenyang Yunfeng Real Estate Development Co. by assuming its obligation to make capital contributions to Shenyang Yindu Property Company, and Silverstrand International Holdings agreed to acquire a 30% interest in both Shenyang Yindu Property Company and Shenyang Xinchao Property Company from I.R.E. Corporation. As a result of these transactions we now hold through our subsidiaries 100 percent interest in the land comprising the Xita Project.

Amounts due from related parties as at December 31, 2005 consist of amounts due from Shenyang Yunfeng Real Estate Development Co. of $4,443,422. This amount includes a refund of payments from the Shenyang City Planning and Land Resources Council because of a revision of the land use right cost for the Xita Project in the amount of $785,637 that was made to Shenyang Yunfeng Real Estate Development Co. and is owing to Shenyang Xinchao Property Company Limited. The remaining balance represents advances made to Shenyang Yunfeng Real Estate Development Co. during 2005 and prior periods for costs and expenses incurred to formulate and advance the acquisition process for the Xita Project. Advances for these purpose continued in the first portion of 2006. Effective January 1, 2006, we memorialized a portion of the amount owing from Shenyang Yunfeng Real Estate Development Co. to us with a loan agreement in the principal amount of $3.9 million that is due December 31, 2006, that bears interest at the rate of 7.254% per annum, subject to any agreement between the parties to extend the term of the loan. At June 30, 2006, the amount owing by Shenyang Yunfeng Real Estate Development Co. to us was $5,329,718.

An aggregate of $339,952 was owed by Liaoning Maryland Concrete Company to Great China Holdings as at December 31, 2005. Mr. Jiang Peng, one of our directors, is the chairman of Liaoning Maryland Concrete Company, and the majority of the interest in this entity is owned by Shenyang Yunfeng Real Estate Development Co. The amount owing to us was principally for credits on construction contracts partially offset by concrete supplied to our various projects. In February 2006, we entered into an agreement with Liaoning Maryland Concrete Company whereby we transferred a unit at our development in Chenglong Garden to an affiliate of Liaoning Maryland Concrete Company for additional credit. We intend to apply these amounts owed to the future purchase of concrete from Liaoning Maryland Concrete for our new projects. On February 27, 2006, Shenyang Jitian Property Company, a new indirect subsidiary of Great China Holdings formed through Silverstrand International Holdings, was confirmed as the highest bidder in a public auction of approximately 420,317 square meters of land designated for residential and commercial development in Chessboard Mountain International Tourism Development District, Shenyang City. The total purchase price for the property is approximately $56.7 million. We paid an initial deposit on the property of approximately $2.5 million in February 2006, and additional payments totaling approximately $51.2 million were made through bridge financing in March and April 2006 provided by Liaoning Maryland Concrete Company. The bridge loan from Liaoning Maryland Concrete Company was repaid after June 30, 2006, when bank financing for the acquisition was completed. In connection with the bridge financing we reimbursed Liaoning Maryland Concrete Company for interest and loan costs in the amount of $2,063,670.

The amount due from Shenyang Yindu Property Company at December 31, 2005 was $1,399,281, represents its share of the payment for the purchase of the Xita Project land use right. As the registration of Shenyang Yindu Property Company had not yet been approved and the funding of its registered capital had not yet occurred, Shenyang Xinchao Property Company paid the amount due on the purchase on behalf of Shenyang Yindu Property Company. The amount was paid back to Shenyang Xinchao Property Company during the first quarter of 2006 after the registered capital was injected into Shenyang Yindu Property Company and the registration was approved. Shenyang Yindu Property Company is now a wholly owned indirect subsidiary of Great China Holdings.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Great China International paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, :

	Year ended December 31, 2006		Year ended December 31, 2005
1. Audit fees	US$	88,950	US$	88,456
2. Audit-related fees		20,605		—
3. Tax fees		2,489		—
4. All other fees		—		—

Totals	US$	112,044	US$	88,456

Great China International has no formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors is Great China International’s de facto audit committee.

In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and Great China International that might bear on the auditors’ independence as required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees.” The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors’ independence. The Board also discussed with management, the internal auditors, if any, and Great China International’s independent auditors the quality and adequacy of Great China International’s internal controls. The Board reviewed with the independent auditors their management letter on internal controls, if one was issued by Great China International’s auditors.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees”.

The Board reviewed the audited consolidated financial statements of Great China International as of and for the years ended December 31, 2006, 2005 and 2004, with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of Great China International’s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved Great China International’s audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2006, for filing with the Securities and Exchange Commission.

ITEM 15.	EXHIBITS

The following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K:

Exhibit No.	Title of Document

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment effective September 15, 2005 (2)

3.3	Bylaws (1)

10.1	Stock Exchange Agreement dated March 8, 2005 by and among the Company, Silverstrand International Holdings Limited, Frank Jiang, Jiang Peng, Duan Jing Shi, Li Guang Hua and Wang Li Rong (3)

10.2	Convertible Note dated March 5, 2005 issued to Wayne M. Rogers (3)

10.3	Convertible Note dated March 5, 2005 issued to Jack M. Gertino (3)

10.4	Stock Right Transfer Agreement dated October 18, 2004 among Silverstrand International Holdings Limited and each of Frank Jiang, Jiang Peng, Duan Jing Shi, Li Guang Hua and Wang Li Rong (2)

10.5	Sales and Purchase Contract dated December 8, 2005 between Shenyang Yunfeng Real Estate Development Co. Ltd. and Shenyang Maryland International Industry Co. Ltd. (2)

10.6	Amendment dated December 28, 2005 to Sales and Purchase Contract dated December 8, 2005 between Shenyang Yunfeng Real Estate Development Co. Ltd. and Shenyang Maryland International Industry Co. Ltd. (2)

10.7	Sales and Purchase Contract dated December 28, 2005 between Silverstrand International Holdings Limited and I.R.E. Corporation Limited (Ref. No. HT-2005-12003) (2)

10.8	Sales and Purchase Contract dated December 28, 2005 between Silverstrand International Holdings Limited and I.R.E. Corporation Limited (Ref. No: HT-2005-12004) (2)

10.9	Sales and Purchase Contract dated December 28, 2005 between Shenyang Maryland International Industry Co. Ltd. and Shenyang Yunfeng Real Estate Development Co. Ltd. (2)

10.10	Form of Executive Employment Agreement with Shenyang Maryland International Industrial Co. Ltd. (2)

10.11	Property Management Agreement dated March 18, 2004 with respect to the President Building between Shenyang Maryland International Industry Co., Ltd. and Jones Lang Lasalle (2)

10.12	Development Agreement dated April 26, 2004 between The People’s Government of Heping District, Shenyang, China and Shenyang Maryland International Industrial Co., Ltd. (2)

10.13	Employment Agreement with Deng Zhiren (4)

10.14	Form of option issued to Deng Zhi Ren and Tang Yee Kwan (4)

10.15	Form of Regulation S Subscription Agreement – February 2006 (2)

10.16	Form of Registration Rights Agreement – February 2006 (2)

10.17	Loan Agreement dated July 3, 2006 between Shenyang City Commercial Bank and Shenyang Jitian Property Co., Ltd. (5)

10.18	Loan Guarantee Agreement dated July 3, 2006 between Shenyang City Commercial Bank, Shenyang Maryland International Industry Co., Ltd., and Shenyang Jitian Property Co. (5)

10.19	Pledge (Mortgage) Agreement dated July 3, 2006 between Shenyang City Commercial Bank and Shenyang Jitian Property Co., Ltd. (5)

10.20	Creditor’s Right Transfer Agreement dated effective May 18, 2006 between Hainan Hexing Industry Co., Ltd. and Shenyang Jitian Property Co., Ltd. (5)

10.21	Loan Agreement dated for reference June 28, 2006 between Shenyang City Commercial Bank and Shenyang Jitian Property Co., Ltd. (6)

10.22	Loan Guarantee Agreement dated for reference June 28, 2006 among Shenyang City Commercial Bank, Shenyang Maryland International Industry Co., Ltd., and Shenyang Jitian Property Co., Ltd. (6)

10.23	Pledge (Mortgage) Agreement dated for reference June 28, 2006 among Shenyang City Commercial Bank, Shenyang Maryland International Industry Co., Ltd., and Shenyang Jitian Property Co., Ltd. (6)

10.24	Form of Employment Agreement between Great China International Holdings, Inc. and Danny Sui Keung Chau (7)

10.25	Equity Transfer Agreement dated November 20, 2006 between Silverstrand International Holdings Company Limited and each of Beijing Capital Land Limited and Reco Ziyang Pte Limited (8)

10.26	Land Consolidation and Development Agreement between Shenyang Jitian Property Company Limited and Shengyang Maryland International Industry Company Limited (8)

14.1	Code of Ethics (2)

16.1	Letter from HJ Associates & Consultants, LLP, dated March 28, 2006 (9)

21.1	List of Subsidiaries (2)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certifications of Chief Executive Officer and Chief Financial Officer

(1)	These exhibits are incorporated herein by this reference to our registration statement on Form 10-SB, filed with the Securities and Exchange Commission on August 21, 1997.

(2)	These exhibits are incorporated herein by this reference to our Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on April 17, 2006.

(3)	These exhibits are incorporated herein by this reference to our Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 25, 2005.

(4)	These exhibits are incorporated herein by this reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2006.

(5)	This exhibit is incorporated herein by this reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2006.

(6)	This exhibit is incorporated herein by this reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2006.

(7)	This exhibit is incorporated herein by this reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2006.

(8)	These exhibits are incorporated herein by this reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2006.

(9)	This exhibit is incorporated herein by this reference to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 28, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date:	April 11, 2007	By	/s/ Frank Jiang
Frank Jiang, Chief Executive Officer (Principal Executive Officer)

Date:	April 11, 2007	By	/s/ Danny Sui Keung Chau
Danny Sui Keung Chau, Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 11, 2007	/s/ Frank Jiang
Frank Jiang, Director

Date:	April 11, 2007	/s/ Chen Jin Rong
Chen Jin Rong, Director

Date:	April 11, 2007	/s/ Wang Jian Guo
Wang Jian Guo, Director

Date:	April 11, 2007	/s/ Duan Jingshi
Duan Jingshi, Director

Date:	April 11, 2007	/s/ Wang Li Rong
Wang Li Rong, Director

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements

Great China International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Great China International Holdings, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Great China International Holdings, Inc. as of December 31, 2004, were audited by other auditors whose report dated September 15, 2006, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great China International Holdings, Inc. as of December 31, 2006 2005 and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements the financial statements have been restated for the correction of errors related to construction costs and the allocation of common area costs.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a working capital deficit of $51,178,976 and was in default on $35,962,914 of bank loans as of December 31, 2006. These matters, among others as discussed in Note 2 to the financial statements, raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Murrell, Hall, McIntosh & Co., PLLP

April 10, 2007
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

Certified Public Accountants

City of Industry, USA

September 15, 2005 (September 1, 2006 as to the effects of the restatement discussed in Note 2)

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS
Current assets:
Cash and equivalents	$1,769,744	$10,896,807
Restricted cash	—	482,548
Accounts receivable
Trade, net of allowance of $1,443,476 and $1,108,055, respectively	1,454,164	430,916
Advances to suppliers	1,089,048	3,536,692
Advances to employees	5,473	92,504
Deposits	1,636,942	—
Properties held for resale	10,620,550	14,566,137
Prepaid expenses	86,617	1,323,388
Loan costs, net of amortization of $16,215 at December 31, 2005	—	723,612

Total current assets	16,662,538	32,052,604

Property and equipment:
Land and buildings	49,988,841	48,060,774
Motor vehicles	679,453	1,016,640
Office furniture and equipment	340,618	383,420

	51,008,912	49,460,834
Less accumulated depreciation	(7,114,334)	(4,999,148)

	43,894,578	44,461,686
Construction in progress	9,372,189	2,905,528

Total assets	$69,929,305	$79,419,818

See accompanying notes to the consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2006 AND 2005

	2006	2005
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,554,995	$11,087,394
Deposits held	767,481	854,924
Advances from buyers	3,004,011	2,817,556
Amounts due to related companies	695,002	—
Taxes payable	1,083,765	654,769
Short-term loans	51,308,184	58,672,627
Current portion of long-term debt	428,076	2,625,647

Total current liabilities	67,841,514	76,712,917
Long term debt, net of current portion shown above	1,999,465	3,266,003

Total liabilities	69,840,979	79,978,920

Stockholders’ equity:
Common stock, $.001 par value 50,000,000 shares authorized, 11,782,036 and 11,097,466 issued and outstanding at December 31, 2006 and 2005, respectively	11,783	11,098
Additional paid in capital	4,542,308	1,550,878
Retained deficit	(4,934,109)	(1,187,307)
Accumulated other comprehensive income	468,344	199,739

Total stockholders’ equity before advances offset	88,326	574,408
Advances to directors and affiliated companies	—	(1,133,510)

Total stockholders’ equity (deficit), net of advances offset	88,326	(559,102)
Total liabilities and stockholders’ equity	$69,929,305	$79,419,818

See accompanying notes to the consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Revenues
Sales	$7,205,954	$20,832,846	$24,769,116
Rental and management fee income	5,532,339	5,691,262	4,902,194

Total revenues	12,738,293	26,524,108	29,671,310

Expenses
Cost of properties sold	6,708,995	18,765,799	20,650,226
Operating and selling expenses	1,824,710	485,313	2,153,379
Administrative expenses	3,860,917	2,612,787	1,042,513
Depreciation and amortization	2,051,664	2,030,896	2,282,468

Total expenses	14,446,286	23,894,795	26,128,586

Income (loss) from operations	(1,707,993)	2,629,313	3,542,724

Other income (expense)
Other income	1,268,529	—	—
Interest and finance costs	(3,275,175)	(2,514,464)	(4,139,972)

Total other (expense)	(2,006,646)	(2,514,464)	(4,139,972)

Income (loss) before income taxes	(3,714,639)	114,849	(597,248)
Provision for income taxes	—	34,455	—

Net income (loss) from continuing operations	(3,714,639)	80,394	(597,248)
Discontinued operations
(Loss) from operations of subsidiary	(603,395)	—	—
Gain from disposal of subsidiary	571,232	—	—

(Loss) on discontinued operations	(32,163)	—	—

Net income (loss)	(3,746,802)	80,394	(597,248)
Other comprehensive income (loss):
Foreign currency translation adjustment	268,605	187,662	12,077

Total comprehensive income (loss)	$(3,478,197)	$268,056	$(585,171)

Basic and diluted net income (loss) per common share	$(0.33)	$0.01	$(0.06)

Weighted average basic and diluted shares outstanding	11,439,751	10,777,436	10,557,406

See accompanying notes to the consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

STATEMENTS OF CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Deficit	Total Shareholder’s Equity
	Shares	Amount
Balance, December 31, 2003	455,073	$1,737	$1,451,410	$—	$(388,151)	$1,064,996
Transfer to capital reserve	—	—	119,116	—	(119,116)	—
Net loss for the year ended December 31, 2004	—	—	—	—	(597,248)	(597,248)
Other comprehensive income:
Change in exchange rate fluctuation reserve	—	—	—	12,077	—	12,077

Balance, December 31, 2004	455,073	1,737	1,570,526	12,077	(1,104,515)	479,825
Dividend paid					(163,186)	(163,186)
Conversion of debt to equity	540,060	44	69,956	—	—	70,000
Effects of recapitalization	10,102,333	9,317	(89,604)	—	—	(80,287)
Net income for the year ended December 31, 2005	—	—	—	—	80,394	80,394
Other comprehensive income:
Change in exchange rate fluctuation reserve	—	—	—	187,662	—	187,662

Balance, December 31, 2005	11,097,466	11,098	1,550,878	199,739	(1,187,307)	574,408
Employee stock options	—	—	513,835	—	—	513,835
Net loss for the year ended December 31, 2006	—	—	—	—	(3,746,802)	(3,746,802)
Share issuance	684,570	685	2,777,595	—	—	2,778,280
Share issuance costs	—	—	(300,000)			(300,000)
Other comprehensive income:
Change in exchange rate fluctuation reserve	—	—	—	268,605	—	268,605

	11,782,036	$11,783	$4,542,308	$468,344	$(4,934,109)	$88,326

See accompanying notes to the consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(3,746,802)	$80,394	$(597,248)
Adjustments to reconcile net income (loss) to operating activities -
Depreciation and amortization	2,051,664	2,030,896	2,282,468
Gain on discontinued operations	(559,415)	—	—
Reduction in (Provision for) doubtful accounts	(335,421)	380,917	572,584
Non-cash stock compensation expense	513,835	—	—
Loan closing costs	723,612	—	—
Changes in assets and liabilities:
(Increase) decrease in -
Accounts receivable and other receivable	(600,796)	(107,552)	(2,697,569)
Advances to suppliers	2,447,644	(1,967,923)	(6,493)
Deposits	(1,636,942)	—	—
Amounts due from related parties	—	(2,658,985)	(2,162,485)
Prepaid expenses	1,236,771	—	—
Accounts payable and other payables	(532,399)	(3,204,643)	(12,671,689)
Deposits held	(87,443)	—	—
Advances from buyers	186,455	(10,461,701)	1,605,861
Properties held for resale	3,945,587	19,970,035	28,796,079
Restricted cash	482,548	313,790	(73,665)
Income and other taxes payable	428,996	528,002	(1,443,749)

Net cash provided by operating activities	4,517,894	4,903,230	13,604,094

Cash flows from investing activities:
Construction in progress	(6,466,661)	(2,905,528)	—
Purchases of fixed assets	(1,042,194)	(4,286,032)	(9,188,741)
Sales of fixed assets	117,053	—	—

Net cash (used in) investing activities	(7,391,802)	(7,191,560)	(9,188,741)

Cash flows from financing activities:
Loan proceeds	76,835,664	15,219,295	—
Loan repayments	(87,664,216)	(1,744,565)	(4,854,239)
Advances from (to) directors and affiliated companies	1,828,512	(1,133,510)	—
Dividends	—	(163,186)	—
Proceeds from stock issuance, net of offering costs	2,478,280	—	—

Net cash provided by (used in) financing activities	(6,521,760)	12,178,034	(4,854,239)

Effect of exchange differences	268,605	187,662	12,077
Net increase (decrease) in cash and cash equivalents	(9,127,063)	10,077,366	(426,809)
Cash and cash equivalents, beginning of period	10,896,807	819,441	1,246,250

Cash and cash equivalents, end of period	$1,769,744	$10,896,807	$819,441

Supplemental disclosures of Cash Flow information:
Interest paid, net of capitalized amounts	$3,275,175	$1,880,670	$2,677,948

Income taxes paid	$—	$607,457	$170,550

Transfer of stock of properties to fixed assets	$249,129	$3,671,990	$6,335,842

See accompanying notes to the consolidated financial statements.

Great China International Holdings, Inc.

December 31, 2006

Notes to the Consolidated Financial Statements

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

Silverstrand was incorporated on September 30, 2004 in Hong Kong Special Administrative Region, in the People’s Republic of China (“PRC”) with an authorized capital of $12,820,513 divided in 100 million ordinary shares of par value $0.12 per share.

During October of 2004, Silverstrand acquired all of the outstanding capital of Shenyang Maryland International Industry Co., Limited (Shenyang Maryland”) for $5,000,000, payable to its former owners as follows:

•	Jiang Fang as to $4,350,000;

•	Jiang Peng as to $500,000; and,

•	Pay $50,000 to each of Dang Jing Shi, Li Guang Hua and Wang Li Rong

This transaction was treated as a recapitalization of Shenyang Maryland for financial reporting purposes and the excess purchase was treated as dividends to shareholders.

On November 23, 2004 the Ministry of Commerce and Business Registration issued a business registration certificate approving Shenyang Maryland reclassification to a wholly owned foreign enterprise.

Pursuant to several agreements dated December 8, 2005 and December 28, 2005, the Company, through its subsidiaries, agreed to acquire in 2006 a 100 percent interest in the land use rights for the Xita Project. First, pursuant to a sale and purchase agreement dated December 8, 2005, subsequently amended on December 28, 2005, the Company agreed to acquire, through Shenyang Maryland, 70 percent of the equity interest in Shenyang Xinchao Development Co. Limited (“Xinchao”), a Sino-Foreign joint venture corporation that owns approximately 66 percent of the land use rights of the Xita Project, from Shenyang Yunfeng Real Estate Development Co., Limited (“Yunfeng”). The Company agreed to acquire the remaining 30 percent equity interest in Xinchao through Silverstrand from Sapphire Corporation Limited (formerly: I.R.E. Corporation Limited) (“Sapphire”), an unrelated Singapore corporation, pursuant an agreement dated December 28, 2005.

The remaining approximately 34 percent interest in the land use rights of the Xita Project is held by Shenyang Yindu Property Co., Limited (“Yindu”), also a Sino-Foreign joint venture. Pursuant to agreements dated December 28, 2005, Shenyang Maryland agreed to acquire a 70 percent interest in Yindu from Yungfeng, and Silverstrand agreed to acquire a 30 percent interest in Yindu from Sapphire. Following the closing of these transactions, which is expected to occur in 2007, the Company will hold, through its subsidiaries, 100 percent interest in the land use rights comprising the Xita Project.

Great China International Holdings, Inc.

December 31, 2006

Notes to the Consolidated Financial Statements

Shenyang Xin Chao Property Company Limited (“Xinchao”) was registered on August 16, 2005 in Shenyang, Liaoning Province, in the PRC with a registered capital of $12,330,456 (Rmb.100,000,000) and a defined period of existence of 11 years to August 15, 2016. Xin Chao was formed to develop a certain tract of property located in the Heping District of Shenyang, and will feature a construction area of almost 500,000 square meters with a linear site area of approximately 101,000 square meters.

Shenyang Yindu Property Company Limited (“Yindu”) was registered on August 16, 2005 in Shenyang, Liaoning Province, in the PRC with a registered capital of $6,615,228 (Rmb.50,000,000) and a defined period of existence of 11 years to August 15, 2006. Xin Chao was formed to develop a certain tract of property located in Xi Ta district of Shenyang, China.

Shenyang Jitian Property Company Limited (“Jitian”) was registered on February 22, 2006 in Shenyang Liaoning Province, in the PRC with a registered capital of $616,523 (Rmb.5,000,000) and a defined period of existence of 15 years to February 22, 2021. On March 7, 2006, the registered capital increased to $20,000,000 from $616,523. Jitian was formed to develop a certain tract of property located in Chessboard Mountain Tourism Development District of Shenyang, China.

In December, 2006, Silverstrand completed an agreement for the sale of all of the outstanding equity interest in Shenyang Jitian Property Company, Ltd., (“Jitian”).

Under the agreement Beijing Capital Land Limited and Reco Ziyang Pte Limited purchased Jitian from Silverstrand in exchange for a total cash payment of $1,399,970 and assumption of all bank debt incurred by Jitian in connection with the acquisition of Galaxy Bay, which will result in a release of guaranties provided by Shenyang Maryland.

The Company engages in the development and sale of high quality private residential properties and commercial buildings for lease in the City of Shenyang, China. Shenyang Maryland, the Company’s indirect wholly-owned subsidiary, was one of the first private property developers and retailers in China, and, according to the statistical information on sales of construction area as published by Shenyang Statistical Authority, Shenyang Maryland was the ninth largest private property developer in Shenyang City in 2004. For the year ended December 31, 2006, the proceeds from the sales of properties constituted 57 percent of the total revenue, with the remaining revenue consisting primarily of rental income. For the year ended December 31, 2005, the proceeds from the sales of properties constituted 79 percent of the total revenue, with the remaining revenues consisting primarily of rental income. As of December 31, 2006, 77 percent of the available units had been sold and 18 percent were leased.

2.	Going concern

The Company was in default on $35,962,914 of bank loans as of December 31, 2006 (Note 8). As a result the Company also had a working capital deficit of $51,178,976 as of December 31, 2006. The Company’s ability to continue as a going concern is dependent on the ability to renegotiate an extension of the bank debt maturities and to obtain a profitable level of operations. These issues raise doubts about the Company’s ability to continue as a going concern. Management is in the process of negotiating a settlement of these delinquent notes and it also in the process of attempting to raise additional capital through debt and equity offerings.

The financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in the normal course of business at amounts different from those reflected in these financial statements.

Great China International Holdings, Inc.

December 31, 2006

Notes to the Consolidated Financial Statements

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

Accounts receivable – Provision is made against accounts receivable to the extent which they are considered to be doubtful. Accounts receivable in the balance sheet is stated net of such provision. As of December 31, 2006, the provision for doubtful debts amounted to $1,443,476 and $1,108,055 respectively.

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

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 totaled $2,051,664, $2,030,896 and $2,282,468 respectively.

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

Great China International Holdings, Inc.

December 31, 2006

Notes to the Consolidated Financial Statements

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized during the years ended December 31, 2006, 2005 and 2004.

As of December 31, 2006 fixed assets totaling $27,417,618 have been pledged as securities to various banks in respect of borrowings totaling $51,308,184 and mortgage loans of $2,427,541.

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

Other income consists of services performed on behalf of the purchasers of Jitian. These revenues are recognized when the services have been performed in accordance with the terms of the agreement.

Cost of sales – The cost of sales includes the carrying amount of the properties being sold and the business taxes paid by the Company in connection with the sales. Business taxes included in cost of sales were $707,070, $1,313,971, and $1,599,027 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

December 31, 2006

Notes to the Consolidated Financial Statements

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

Historically the local currency’s exchange rate had been unofficially tied to the US Dollar at a rate of approximately 8.28 Yuan per US Dollar. Effective July 21, 2005, the Yuan was revalued to an effective exchange rate of approximately 8.11 Yuan per US Dollar. Subsequent to the revaluation the Yuan has been allowed to float within a specified range. As of December 31, 2006 the exchange rate was 7.82 Yuan per US Dollar.

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

Great China International Holdings, Inc.

December 31, 2006

Notes to the Consolidated Financial Statements

As of December 31, 2006 and 2005, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share as the effect of options outstanding at that time was anti- dilutive.

Fair value of financial instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as at December 31, 2006 and 2005, because of the relatively short-term maturity of these instruments.

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

Stock based compensation – In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment . SFAS 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation , and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees . Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”), using the modified prospective transition method. SFAS No. 123(R) requires equity-classified share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Under the modified prospective transition method, share-based awards granted or modified on or after January 1, 2006, are recognized in compensation expense over the applicable vesting period. Also, any previously granted awards that are not fully vested as of January 1, 2006 are recognized as compensation expense over the remaining vesting period. No retroactive or cumulative effect adjustments were required upon The Company’s adoption of SFAS No. 123(R).

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

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company recognized additional compensation expense for the year ended December 31, 2006 of $513,385. These charges increased loss per share for the year ended December 31, 2006 by $0.04.

Prior to the adoption of SFAS No. 123(R), The Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash inflows in the statement of cash flows. SFAS No. 123(R) requires the cash inflows resulting from tax deductions in excess of the compensation expense recognized for those stock options (“excess tax benefits”) to be classified as financing cash inflows. The Company did not report any excess tax benefits as financing cash inflows for the year ended December 31, 2006.

Great China International Holdings, Inc.

December 31, 2006

Notes to the Consolidated Financial Statements

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

Expected volatility	25%
Weighted-average volatility	25%
Expected dividends	0%
Expected term (in years)	1 to 5 years
Risk-free rate	4.5%

A summary of option activity under the Plan as of December 31, 2006, and changes during the nine months then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	—	$—
Granted	837,841	$6.09
Exercised	—	$0.00
Forfeited or expired	664,273	$6.02
Outstanding at December 31, 2006	173,568	$5.88	6.67	$—
Exercisable at December 31, 2006	163,568	$6.00	5.50	$—

Great China International Holdings, Inc.

December 31, 2006

Notes to the Consolidated Financial Statements

A summary of the status of the Company’s nonvested shares as of December 31, 2006, and changes during the year then ended, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2006	—	$—
Granted	837,841	$1.46
Vested	(163,568)	$1.48
Forfeited	(664,273)	$1.48

Nonvested at December 31, 2006	10,000	$1.08

Unrecognized compensation expense as of December 31, 2006 related to outstanding stock options was $8,261.

On March 3, 2006 the Company issued to its Chief Executive Officer options to purchase 572,491 shares of its common stock at a purchase price of $6.00 per share. The options vest in five equal increments beginning with the date of issuance in March 2006 and the following four anniversary dates. The options are exercisable over a term of five years from the date of vesting. In March 2007 the Chief Executive Officer left the Company and has agreed to surrender all options issued to him.

On March 15, 2006 the Company issued to an employee options to purchase 245,350 shares of its common stock at a purchase price of $6.00 per share. The options vest in five equal increments beginning with the date of issuance in March 2006 and the following four anniversary dates. The options are exercisable over a term of five years from the date of vesting. In November 2006 the employee left the Company and has agreed to surrender all options that had been issued.

On May 18, 2006 the Company issued to its Chief Financial Officer options to purchase 10,000 shares of its common stock at a purchase price of $11.00 per share. The options vest immediately upon issuance and are exercisable over the one year period from the date of issuance. The Chief Financial Officer subsequently left the Company and has surrendered all options that had been issued.

On October 1, 2006 the Company issued to an employee options to purchase 10,000 shares of its common stock at a purchase price of $7.00 per share. The options vest in one year from the date of issuance and are exercisable over the one year period from the date of issuance. These options were subsequently surrendered in February 2007.

Recent accounting pronouncements – In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of this Statement will not have a material impact on the Company’s financial position, results of operations, or cash flows.

Great China International Holdings, Inc.

December 31, 2006

Notes to the Consolidated Financial Statements

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 156”). This Statement is effective for fiscal years beginning after September 15, 2006. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of this Statement will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on January 1, 2007 and it is anticipated that the initial adoption of FIN 48 will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of this Statement.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on December 31, 2006 and it is anticipated the adoption of SFAS No. 158 will not have a material impact to the Company’s financial position, results of operations, or cash flows.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in

Great China International Holdings, Inc.

December 31, 2006

Notes to the Consolidated Financial Statements

light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 will be effective beginning January 1, 2007 and it is anticipated that the initial adoption of SAB No. 108 will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

SFAS 154 “Accounting Changes and Error Corrections” calls in part for (1) the cumulative effect o correction of an error on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented (2) An offsetting adjustment, if any, shall be made to the opening balance of retained earnings for that period and (3) financial statements for each individual prior period presented shall be adjusted to reflect correction of the period-specific effects of the error. During the current period, two major errors were detected, the effect of which will be rolled back to the appropriate reporting period in accordance with the requirements of this SFAS. See Note — for further details

Corrections of Errors – Two significant errors were identified during the quarter ended June 30, 2006, both of which will be recorded as adjustments to the appropriate prior accounting periods as required by SFAS 154.

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

The second error was the recording of common area costs on the President Building in the amount of $2,640,066 in properties held for resale rather than allocating the costs to the usable space. Correction of this error resulted in a charge against prior year’s earnings in the amount of $432,492 and increased depreciation expense in the current year of $104,420.

The cumulative effect of the correction of the above two errors was a reduction in earnings of $661,469 and $582,525, for the years ended December 31, 2005 and 2004, respectively. Basic and diluted earnings per share was decreased by $0.06 for both of the years ended December 31, 2005 and 2004.

Retained earnings as of December 31, 2004 was reduced by $2,229,149 related to the corrections of these prior errors.

Great China International Holdings, Inc.

December 31, 2006

Notes to the Consolidated Financial Statements

These changes had no effect on income taxes as the Company had losses during the years ended December 31, 2006 and 2005 and due to net operating loss carryforwards. As of December 31, 2006 the Company had a net deferred asset of approximately $1,000,000 related to net operating loss carryforwards of Enterprise Income Taxes in the PRC as of December 31, 2006. This deferred tax asset was subject to a 100% valuation allowance at December 31, 2006.

The Company has amended the December 31, 2005 Form 10-KSB to reflect the correction of these errors retrospectively. The Company is in the process of amending the September 30, 2005 Form 10-QSB, the March 31, 2006 Form 10-QSB and the Form 8-K/A dated September 30, 2005 to reflect the correction of these errors retrospectively.

Reclassifications – Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation. These reclassifications had on effect on previously reported results of operations or retained earnings.

4.	Concentrations of business and credit risk

Substantially all of the Company’s bank accounts are in banks located in the PRC and are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S. banks. The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and clients and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Accounts receivable totaling $767,263 as of December 31, 2006, were collateralized by real estate.

Substantially all of the Company’s fixed assets and operations are located in the Peoples Republic of China.

Substantially all of the Company’s profits are generated from operations in mainland China.

Payments of dividends may be subject to government restrictions.

Payments of dividends by the Company’s foreign subsidiaries may be subject to restrictions; therefore in accordance with Rule 504/4.08 (e) (3) of Regulation S-X, the following are condensed parent company, only financial statements for the years ended December 31, 2006 and 2005.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

CONDENSED PARENT COMPANY BALANCE SHEET

ASSETS

	2006	2005
Cash and cash equivalents	$47,936	$—
Due from subsidiaries	2,328,280	—
Investment in subsidiaries, reported on equity method	(2,287,890)	$574,408

Total assets	$88,326	$574,408

Great China International Holdings, Inc.

December 31, 2006

Notes to the Consolidated Financial Statements

STOCKHOLDERS’ EQUITY

Accounts payable	$1,000	$—
Stockholders’ equity:
Common stock, $.001 par value 50,000,000 share authorized, 11,782,036 and 11,097,466 issued and outstanding at December 31, 2006 and 2005	11,783	11,098
Additional paid in capital	4,581,711	1,550,878
Retained deficit	(4,974,512)	(1,187,307)
Accumulated other comprehensive income	468,344	199,739

Total stockholders’ equity	87,326	574,408

Total liabilities and stockholders’ equity	$88,326	$574,408

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

CONDENSED PARENT COMPANY ONLY STATEMENTS OF OPERATIONS

	2006	2005
Selling, General and Administrative Expenses:
Administrative expenses	$565,899	$49,649

Total expenses	565,899	49,649

Other income (loss)
Income (loss) from subsidiaries	(3,180,903)	127,671
Interest income	—	2,372

Total other income (loss)	(3,180,903)	130,043

Income (loss) before income taxes	(3,746,802)	80,394
Provision for income taxes	—	—

Net income (loss)	$(3,746,802)	$80,394

Note 1 - These condensed parent company only financial statements should be read in connection with the Great China International Holdings, Inc. consolidated financial statements and notes thereto.

5.	Cash and equivalents

At December 31, 2006 the Company held no restricted cash balances. Pledged bank deposits, which are now unrestricted, bear interest at 0.06% per month and in accordance with the terms and conditions of the banking facilities agreed with banks to provide mortgage loan facilities to buyers of properties developed by the Company, the Company agreed to place guarantee fund deposits of not less than 5% to 10% of the total outstanding mortgage loans extended to property buyers and to guarantee the repayments of the mortgage loans, as of December 31, 2006, the bank had released the Company from its loan guarantees, and the formerly restricted funds have been transferred to an unrestricted bank account at the same bank.

Substantially all of the Company’s cash is held in financial institutions in the PRC and are not protected by FDIC insurance or any other form of guaranteed payment.

Great China International Holdings, Inc.

December 31, 2006

Notes to the Consolidated Financial Statements

6.	Properties held for resale

Properties held for resale at December 31, 2006 and 2005 by project is as follows:

	2006	2005
Qiyun New Village	$1,795,644	$3,299,431
Peacock Garden	312,584	500,364
Chenglong Garden	7,712,615	10,294,529
President Building	412,167	112,248
Maryland Building	234,322	225,943
Others	153,218	133,622

Total	$10,620,550	$14,566,137

As of December 31, 2006 the carrying values of stock of properties of $10,605,909 have been pledged as security for the Company’s bank loans and mortgage loans.

7.	Amounts due from/(to) directors and related parties

The amounts due from/(to) directors and related parties at December 31, 2006 and 2005 are as follows:

	2006	2005
Amounts due from/(to) directors
Frank Jiang Fang	$(418,708)	$(5.059.423)
Jiang Fang	—	10,280

	(418,708)	(5,049,143)
Gong Wang Fu	(276,294)	—
Shenyang Yin Due Property Limited Company	—	1,399,281
Shengyang Concrete Co.	—	812,925
Liaoning Maryland Concrete Co. Limited	—	(472,975)
YuFeng Real Estate Development Co, Ltd.	—	4,443,422

	—

Amounts due from/(to) affiliates, net	$(695,002)	$1,133,510

Amounts due from/(to) related parties are unsecured, bear no interest, and have no fixed repayment terms.

Great China International Holdings, Inc.

December 31, 2006

Notes to the Consolidated Financial Statements

8.	Short-term loans

	2006	2005
Loans from Banks – delinquent	$13,744,244	$17,248,459
Loans from bank – due within 12 months	15,345,270	20,000,000
Bank loans purchased by asset management company	22,218,670	21,424,168

Total current notes payable	$51,308,184	$58,672,627

At December 31, 2006, all bank loans and those purchased by the asset management company were treated as short-term because all bank loans have matured or were due within one year. For matured debt negotiations, while ongoing, are not settled as to an extension of the due dates of the bank loans.

The delinquent notes had due dates ranging from May of 2003 to December of 2006.

On June 22, 2006 the Company entered into a settlement agreement with a bank with respect to $7,992,326 of past due notes. In accordance with the terms of this settlement agreement, $5,434,782 in principal was repaid prior to December 31, 2006 and the balance of the note is to be repaid in two equal quarterly installments of $1,278,772 with the final payment due on June 30, 2007. If the Company makes all payments on a timely basis, the bank has agreed to waive $1,150,895 in past due interest. The Company will recognize the benefit of this interest waiver once it has complied with all terms of the settlement agreement.

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

Interest is accruing on all other current and past due loans at rates ranging from 6.0535% to 7.533%, the rates called for in the original loan agreements.

Substantially all of these loans were collateralized, however, a significant portion of the properties held as collateral were subsequent sold by the Company.

9.	Long-term debts — secured

	2006	2005
Long term debts:
Mortgage loans	$2,427,541	$5,891,650
Less: Current portion of long-term debts	(428,076)	(2,625,647)

Long-term debts	$1,999,465	$3,226,003)

Great China International Holdings, Inc.

December 31, 2006

Notes to the Consolidated Financial Statements

Maturities of long-term debt including mortgage loans for each of the next five years and thereafter are as follows:

Amount
2007	$428,076
2008	428,076
2009	428,076
2010	364,419
2011	286,407
Thereafter	492,487

$2,427,541

10.	Discontinued Operations

In December, 2006, Silverstrand completed an agreement for the sale of all of the outstanding interest in Shenyang Jitian Property Company, Ltd., (“Jitian”).

Under the agreement Beijing Capital Land Limited and Reco Ziyang Pte Limited purchased Jitian from Silverstrand in exchange for a total cash payment of $1,399,970 and assumption of all bank debt incurred by Jitian in connection with the acquisition of Galaxy Bay, which will result in a release of guaranties provided by Shenyang Maryland International.

The components of the loss from discontinued operations are presented below:

Period Ended November 16, 2006
Administrative expenses	$69,805
Operating and selling expenses	538,667

Loss from operations	(608,472)
Other expense
Interest and finance costs	(5,077)

Loss from discontinued operations	$(603,395)
Construction in progress	$75,612,783
Other current assets	3,159,170
Long term debt	(76,726,343)
Other current liabilities	(1,216,872)

Net assets sold	828,738
Sales proceeds	1,399,970

Gain from disposal of subsidiary	$571,232

11.	Commitments

As of December 31, 2006 the Company had $90,409,639 in commitments for capital expenditures for contractual agreements of the construction projects and $5,754,476 commitments for funding the registered capital of its subsidiaries.

Great China International Holdings, Inc.

December 31, 2006

Notes to the Consolidated Financial Statements

12.	Quarterly information (unaudited)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2006 and 2005:

	Quarters Ended
	March 31, 2006	June 30, 2006	September, 30, 2006	December 31, 2006
Total revenues	$2,683,070	$4,399,861	$1,687,974	$3,967,388
Cost of sales	$1,729,925	$2,318,876	$1,192,478	$1,467,716
Selling, general and admin. Expenses	$1,295,784	$2,118,088	$1,410,237	$2,913,182
Other income (expense)	$(1,212,911)	(905,383)	$(708,903)	$820,551
Net income (loss)	$(1,555,550)	$(942,486)	$(1,623,644)	$407,041
Total comprehensive income (loss)	$(1,497,758)	$(934,061)	$(1,524,864)	$478,486
Basic and diluted earnings per share	$(0.14)	$(0.08)	$(0.14)	$0.03

	Quarters Ended
	March 31, 2005	June 30, 2005	September, 30, 2005	December 31, 2005
Total revenues	$1,155,484	$9,064,042	$5,853,937	$10,763,775
Cost of sales	$820,493	$6,237,207	$4,059,832	$7,648,267
Selling, general and admin. Expenses	$514,041	$954,304	$1,068,717	$2,591,934
Other income (expense)	$(1,039,851)	(879,665)	$(935,696)	$117,604
Net loss	$(1,080,872)	$992,866	$(313,664)	$482,064
Total comprehensive loss	$(1,080,872)	$992,866	$(321,214)	$677,276
Basic and diluted earnings per share	$(0.09)	$0.09	$(0.03)	$0.04