Form 10-Q
period 2007-03-31
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2007-05-15
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

[    ] Large accelerated filer [     ] Accelerated filer [ X ] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [    ] No [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity: As of March 31, 2007, there were 11,782,036 shares of common stock outstanding.

FORM 10-Q
GREAT CHINA INTERNATIONAL HOLDINGS, INC.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2007 AND DECEMBER 31, 2006

	2007	2006
	(Unaudited)

ASSETS
Current assets:
Cash and equivalents	$641,778	$1,769,744
Accounts receivable
Trade, net of allowance of $770,798 and $1,443,476, respectively	2,076,308	1,454,164
Advances to suppliers	1,201,015	1,089,048
Advances to employees	9,886	5,473
Deposits	1,653,861	1,636,942

Properties held for resale	10,472,943	10,620,550
Assets held for sale, net of impairment of $199,542 at March 31, 2007	9,389,821	9,372,189
Prepaid expenses	10,038	86,617

Total current assets	25,455,650	26,034,727

Property and equipment:
Land and buildings	50,505,521	49,988,841
Motor vehicles	686,476	679,453
Office furniture and equipment	344,927	340,618

	51,536,924	51,008,912
Less accumulated depreciation	(7,775,540)	(7,114,334)

	43,761,384	43,894,578

Total assets	$69,217,034	$69,929,305

See accompanying notes to the consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2007 AND DECEMBER 31, 2006

	2007	2006
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$10,034,291	$10,554,995
Deposits held	760,076	767,481
Advances from buyers	2,897,551	3,004,011
Amounts due to related companies	537,717	695,002
Taxes payable	1,276,210	1,083,765
Short-term loans	50,536,176	51,308,184
Current portion of long-term debt	395,547	428,076

Total current liabilities	66,437,568	67,841,514

Long term debt, net of current portion shown above	1,808,324	1,999,465

Total liabilities	68,245,892	69,840,979

Stockholders’ equity:
Common stock, $.001 par value 50,000,000 shares authorized,
11,782,036 issued and outstanding
at March 31, 2007 and December 31, 2006	11,783	11,783
Additional paid in capital	4,542,308	4,542,308
Retained deficit	(4,084,704)	(4,934,109)
Accumulated other comprehensive income	501,755	468,344

Total stockholders’ equity	971,142	88,326

Total liabilities and stockholders’ equity	$69,217,034	$69,929,305

See accompanying notes to the consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006

Revenues
Sales	$233,015	$1,357,244
Rental and management fee income	1,358,273	1,325,826

Total revenues	1,591,288	2,683,070

Expenses
Cost of properties sold	213,273	1,278,988
Building management expenses	228,782	375,378
Operating and selling expenses	18,242	39,850
Administrative expenses	378,781	769,637
Depreciation and amortization	580,321	544,147

Total expenses	1,419,399	3,008,000

Income (loss) from operations	171,889	(324,930)

Other income (expense)
Other income	1,949,269	15,223
Gain on disposal of fixed assets	--	103,043
Impairment loss	(199,542)	--
Interest and finance costs	(594,123)	(1,331,177)

Total other income (expense)	1,155,604	(1,212,911)

Income (loss) before income taxes	1,327,493	(1,537,841)

Provision for income taxes	478,088	--

Net income (loss)	849,405	(1,537,841)

Other comprehensive income (loss):
Foreign currency translation adjustment	33,411	57,792

Total comprehensive income (loss)	$882,816	$(1,480,049)

Basic and diluted net income (loss) per common share	$0.07	$(0.14)

Weighted average basic and diluted shares outstanding	11,782,036	11,097,466

See accompanying notes to the consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
Cash flows from operating activities:
Net income (loss)	$849,405	$(1,537,841)
Adjustments to reconcile net income (loss) to operating activities -

Depreciation and amortization	580,324	544,147
Reduction in (provision for) doubtful accounts	672,678	--
	199,542	--
Non-cash stock compensation expense	--	180,711

Changes in assets and liabilites:
(Increase) decrease in -

Accounts receivable and other receivable	(1,316,154)	(304,234)
Advances to suppliers	(111,967)	(5,241,075)
Refunds due from contractors	--	(1,508,751)
Amounts due from related parties	--	--
Prepaid expenses	76,579	1,237,103
Accounts payable and other payables	(520,704)	512,850
Deposits held	(7,405)	--
Advances from buyers	(106,460)	213,433
Properties held for resale	147,607	693,216
Income and other taxes payable	192,445	(317,678)

Net cash provided by (used in) operating activities	655,890	(5,528,119)

Cash flows from investing activities:
Construction in progress	(217,174)	198,511
Purchases of fixed assets	(447,130)	(434,726)

Net cash (used in) investing activities	(664,304)	(236,215)

Cash flows from financing activities:
Loan repayments	(995,678)	(2,945,039)
Advances from (to) directors and affiliated companies	(157,285)	(960,950)

Net cash (used in) financing activities	(1,152,963)	(3,905,989)

Effect of exchange differences	33,411	57,792

Net (decrease) in cash and cash equivalents	(1,127,966)	(9,612,531)

Cash and cash equivalents, beginning of period	1,769,744	10,896,807

Cash and cash equivalents, end of period	$641,778	$1,284,276

Supplemental disclosures of Cash Flow information:
Interest paid, net of capitalized amounts	$410,041	$959,807

Income taxes paid	$247,431	$--

See accompanying notes to the consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2007

1.     Description of business

Nature of organization

Great China International Holdings, Inc., (the “Company”) was incorporated in the State of Nevada on December 4, 1987, under the name of Quantus Capital, Inc., and in 1992, it changed its name to Red Horse Entertainment Corporation. Effective July 5, 2005, the Company completed the acquisition of Silverstrand International Holdings Limited (“Silverstrand”), a Hong Kong limited liability company, by issuing 10,102,333 shares of its common voting stock to the former stockholders of Silverstrand in exchange for all of the capital stock of Silverstrand. For financial reporting purposes the acquisition was treated as a recapitalization of Silverstrand. On September 15, 2005, the Company changed its name to Great China International Holdings, Inc. Prior to its acquisition of Silverstrand, the Company was not engaged in active business operations.

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

The remaining approximately 34% interest in the land use rights of the Xita Project is held by Shenyang Yindu Property Co., Limited (“Yindu”), also a Sino-Foreign joint venture. Pursuant to agreements dated December 28, 2005, Shenyang Maryland agreed to acquire a 70 percent interest in Yindu from Yungfeng, and Silverstrand agreed to acquire a 30% interest in Yindu from Sapphire. Following the closing of these transactions, the Company holds, through its subsidiaries, 100 percent interest in the land use rights comprising the Xita Project.

Shenyang Xin Chao Property Company Limited (“Xinchao”) was registered on August 16, 2005 in Shenyang, Liaoning Province, in the PRC with a registered capital of $12,330,456 (Rmb.100,000,000) and a defined period of existence of 11 years to August 15, 2016. Xin Chao was formed to develop a certain tract of property located in the Heping District of Shenyang featuring a construction area of almost 500,000 square meters with a linear site area of approximately 101,000 square meters.

Shenyang Yindu Property Company Limited (“Yindu”) was registered on August 16, 2005 in Shenyang, Liaoning Province, in the PRC with a registered capital of $6,615,228 (Rmb.50,000,000) and a defined period of existence of 11 years to August 15, 2006. Xin Chao was formed to develop a certain tract of property located in Xi Ta district of Shenyang, China.

Shenyang Jitian Property Company Limited (“Jitian“) was registered on February 22, 2006 in Shenyang Liaoning Province, in the PRC with a registered capital of $616,523 (Rmb.5,000,000) and a defined period of existence of 15 years to February 22, 2021. On March 7, 2006, the registered capital increased to $20,000,000 from $616,523. Jitian was formed to develop a certain tract of property located in Chessboard Mountain Tourism Development District of Shenyang, China known as Galaxy Bay.

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

2.     Going concern

The Company had short-term bank debt of $50,536,176 as of March 31, 2007, which included $35,032,300 of delinquent bank loans (Note 8). As a result the Company also had a working capital deficit of $40,981,918 as of March 31, 2007. The Company’s ability to continue as a going concern is dependent on the ability to renegotiate an extension of the bank debt maturities and to obtain a profitable level of operations. These issues raise doubts about the Company’s ability to continue as a going concern. Management is in the process of negotiating a settlement of these delinquent notes and it also in the process of attempting to raise additional capital through debt and equity offerings.

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

3.     Summary of significant accounting policies

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and the following is a summary of significant accounting policies:

Basis of presentation - The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, but do not include all of the information and disclosures required for audited financial statements. These statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The factors discussed in Footnote 2 above raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts receivable - Provision is made against accounts receivable to the extent which they are considered to be doubtful. Accounts receivable in the balance sheet is stated net of such provision. As of March 31, 2007 and December 31, 2006, the provision for doubtful debts amounted to $770,798 and $1,443,476 respectively.

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

Assets held for sale – Assets held for sale are comprised of land use rights and associated costs of development for the Xita project, which had previously been classified as construction in progress as of December 31, 2006. During 2007 the Company determined that the Company would cease development on this project and sell the associated assets. Based on the estimated fair value of the assets held for sale an impairment loss of $199,542 has been recorded during the quarter ended March 31, 2007.

Property and equipment – Property and equipment is being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis for both financial and income tax reporting purposes over useful lives as follows:

Building and land use rights	9-30 years
Leasehold improvements	20 years
Equipment	5 years
Motor vehicles	5 years
Office furniture and fixtures	5 years

Depreciation expense for the three months ended March 31, 2007 and 2006 totaled $580,321 and $544,147 respectively.

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

As of March 31, 2007 fixed assets totaling $29,087,864 have been pledged as security to various banks in respect of borrowings totaling $50,536,176 and mortgage loans of $2,203,871.

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

Rental and building management income comprises rental and building management income from Qiyun New Garden and President Building. Rental income is recognized on an accrual basis as the rents and management fees are earned.

Interest income is recognized when earned, taking into account the average principal amounts outstanding and the interest rates applicable.

Cost of sales – The cost of sales includes the carrying amount of the properties being sold and the business taxes paid by the Company in connection with the sales. Business taxes included in cost of sales were $139,440 and $274,266 for the three months ended March 31, 2007 and 2006, respectively.

Other income – Other income consists of primarily services performed on behalf of the purchasers of Jitian. These revenues are recognized when the services have been performed in accordance with the terms of the agreement.

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

Historically the local currency’s exchange rate had been unofficially tied to the US Dollar at a rate of approximately 8.28 Yuan per US Dollar. Effective July 21, 2005, the Yuan was revalued to an effective exchange rate of approximately 8.11 Yuan per US Dollar. Subsequent to the revaluation the Yuan has been allowed to float within a specified range. As of March 31, 2007 the exchange rate was 7.74 Yuan per US Dollar.

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

As of March 31, 2007 and December 31, 2006, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share as the effect of options outstanding at that time was anti- dilutive.

Fair value of financial instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as at March 31, 2007 and December 31, 2006, because of the relatively short-term maturity of these instruments.

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

The fair value of each option award is estimated on the date of grant using a Black Scholes option pricing model that uses the assumptions noted in the table below. Because Black Scholes option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Expected volatility	25%
Weighted-average volatility	25%
Expected dividends	0%
Expected term (in years)	1 to 5 years
Risk-free rate	4.5%

A summary of option activity under the Plan as of March 31, 2007, and changes during the three months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	173,568	$5.88	6.67	$--

Granted	--	$--

Exercised	--	$--

Forfeited or expired	173,568	$5.88	6.67	$--

Outstanding at March 31, 2007	--	$--		$--

Exercisable at December 31, 2006	--	$--		$--

A summary of the status of the Company’s nonvested shares as of March 31, 2007, and changes during the three months then ended, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2007	10,000	$ 1.08

Granted	--	$ --

Vested	--	$ --

Forfeited	(10,000)	$ 1.08
Nonvested at March 31, 2007	--	$ --

On March 3, 2006 the Company issued to its Chief Executive Officer options to purchase 572,491 shares of its common stock at a purchase price of $6.00 per share. The options vest in five equal increments beginning with the date of issuance in March 2006 and the following four anniversary dates. The options are exercisable over a term of five years from the date of vesting. In March 2007 the Chief Executive Officer left the Company and agreed to surrender 114,498 of vested option shares.

On March 15, 2006 the Company issued to an employee options to purchase 245,350 shares of its common stock at a purchase price of $6.00 per share. The options vest in five equal increments beginning with the date of issuance in March 2006 and the following four anniversary dates. The options are exercisable over a term of five years from the date of vesting. In November 2006 the employee left the Company and during 2007 agreed to surrender 49,070 of vested options shares.

On May 18, 2006 the Company issued to its Chief Financial Officer options to purchase 10,000 shares of its common stock at a purchase price of $11.00 per share. The options vest immediately upon issuance and are exercisable over the one year period from the date of issuance. The Chief Financial Officer subsequently left the Company and has surrendered all options that were issued.

On October 1, 2006 the Company issued to an employee options to purchase 10,000 shares of its common stock at a purchase price of $7.00 per share. The options vest in one year from the date of issuance and are exercisable over the one year period from the date of issuance. These options were subsequently surrendered in February 2007.

Recent accounting pronouncements – In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. This Statement has no current applicability to the Company’s financial statements. The Company adopted this Statement on January 1, 2007 and the initial adoption of this Statement did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 156”). This Statement is effective for fiscal years beginning after September 15, 2006. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement has no current applicability to the Company’s financial statements. The Company adopted this Statement on January 1, 2007 and the initial adoption of this Statement did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. This Statement has no current applicability to the Company’s financial statements. Management adopted this Statement on January 1, 2007 and the initial adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 was effective beginning January 1, 2007 and the initial adoption of SAB No. 108 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

Reclassifications – Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation. These reclassifications had on effect on previously reported results of operations or retained earnings.

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

5.     Cash and equivalents

At March 31, 2007 the Company held no restricted cash balances. Pledged bank deposits, which are now unrestricted, bear interest at 0.06% per month and in accordance with the terms and conditions of the banking facilities agreed with banks to provide mortgage loan facilities to buyers of properties developed by the Company, the Company agreed to place guarantee fund deposits of not less than 5% to 10% of the total outstanding mortgage loans extended to property buyers and to guarantee the repayments of the mortgage loans. As of March 31, 2007, the bank had released the Company from its loan guarantees, and the formerly restricted funds have been transferred to an unrestricted bank account at the same bank.

Substantially all of the Company’s cash is held in financial institutions in the PRC and are not protected by FDIC insurance or any other form of guaranteed payment.

6.     Properties held for resale

Properties held for resale at March 31, 2007 and December 31, 2006 by project are as follows:

	March 31, 2007	December 31, 2006
Qiyun New Village	$1,814,203	$1,795,644
Peacock Garden	315,815	312,584
Chenglong Garden	7,534,746	7,712,615
President Building	416,427	412,167
Maryland Building	236,744	234,322
Others	155,008	153,218

Total	$10,472,943	$10,620,550

As of March 31, 2007 the carrying values of stock of properties of $10,457,943 have been pledged as security for the Company’s bank loans and mortgage loans.

7.     Amounts due from/(to) directors and related parties

The amounts due from/(to) directors and related parties at March 31, 2007 and December 31, 2006 are as follows:

Amounts due from/(to) directors	March 31, 2007	December 31, 2006
Frank Jiang Fang	$(257,709)	$(418,708)
Gong Wang Fu	(280,008)	(276,294)

Amounts due from/(to) affiliates, net	$(537,717)	$(695,002)

Amounts due from/(to) related parties are unsecured, bear no interest, and have no fixed repayment terms.

8.     Short-term loans

	March 31, 2007	December 31, 2006
Loans from Banks – delinquent	$12,583,980	$13,743,945
Loans from Banks - short term	15,503,876	15,345,569
Bank loans purchased by asset management company	22,448,320	22,218,670

Total current notes payable	$50,536,176	$51,308,184

At March 31, 2007 and December 31, 2006, all bank loans and those purchased by the asset management company were treated as short-term because all bank loans have matured and negotiations, while ongoing, are not settled as to an extension of the due dates of the bank loans.

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

9.     Long-term debts — secured

	March 31, 2007	December 31, 2006
Long term debts:
Mortgage loans	$2,203,871	$2,427,541
Less: Current portion of long-term debts	(395,547)	(428,076)

Long-term debts	$1,808,324	$1,999,465

Maturities of long-term debt including mortgage loans for each of the next five years and thereafter are as follows:

Amount
2007	$395,547
2008	428,076
2009	428,076
2010	364,419
2011	286,407
Thereafter	301,346

$2,203,871

10.    Commitments

As of March 31, 2007 the Company had $90,867,081 in commitments for capital expenditures for contractual agreements related to the development of the Xita project. The Company intends to sell its interests in this development project, which would release the Company from these commitments. Additionally the Company has $5,813,953 of commitments for funding the registered capital of its subsidiaries.

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

—	President Building comprises three blocks of commercial towers situated in Shenyang City, Heping North Street, which is the financial district of Shenyang. While the original intention was to sell a majority of the office buildings, management intends to retain this as their flag ship and a number of units were leased. The Company’s head office is situated on the 25th and 26th Floors of President Building.

—	Chenglong Garden, situated in Shenyang Huanggu District, comprises 12 blocks of modern apartments, a number of retail shops and ancillary facilities including basement car parking facilities and parks.

—	Qiyun New Village is situated along the Nanyun Riverside and consists of 347 residential units, among which 327 units have been sold, and 2,186 square meters of commercial units.

—	Peacock Garden is situated in Heping North Street, the commercial district of Shenyang. Construction was completed in November 2000 and Peacock Garden comprises 197 low-density residential apartments of whic 193 have been sold.

—	The Maryland Building consists of 12,858 square meters of commercial space among which 11,310 have been sold and other remaining 1,548 square meters are held for leasing purposes.

Our subsidiary, Shenyang Jitian Property Company Limited, was established on February 22, 2006 for a new project development in Shenyang called the Chessboard Mountain Residential project known as Galaxy Bay. On February 27, 2006, Shenyang Jitian Property Company was confirmed as the highest bidder in a public auction for a residential development project located in the Chessboard Mountain International Tourism Development District in Shenyang City. The total purchase price for the 420,317 square meters of land use rights was approximately $56.7 million. On May 12, 2006, bank financing was obtained through a related third party. On May 16, 2006, Shenyang Jitian Property Company obtained planning approval from the relevant local authority for the project with a total construction area of approximately 891,840 square meters (9.6 million square feet), and on May 28, 2006, construction approval from the relevant local authority was obtained.

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

The terms of the Xita Project confirmation letter provide that, in order for the rights granted under the confirmation letter to fully vest, the owners of the project rights must pay a total of approximately $88 million for the Xita property. To date, of this amount, a total of approximately $4.0 million has been paid. In December 2005, we obtained bank financing in the principal amount of $14.8 million to make our initial cash payment in connection with the Shenyang Xinchao Development Company acquisition and the additional capital contributions in connection with this acquisition. In 2006, the loan accrued interest at a rate of 7.254% per annum, with all principal and interest due December 31, 2006. We obtained from the bank an extension of the maturity date to November 7, 2007, but in exchange the interest rate increased to 8.19% per annum. We sought the participation of one or more partners in a joint venture to provide the financing necessary to advance the project, but did not identified any joint venture partners or established terms for a joint venture arrangement. In 2007 the Company ceased development on the Xita Project and began negotiations to sell its assets and rights in the Xita Project.

(3)   Results of Operations

Comparison of operations for the three months ended March 31, 2007 with the three months ended March 31, 2006:

The Company earned net income of $849,405 for the three months ended March 31, 2007 compared to a net loss of $(1,537,841) for 2006, representing an increase of $2,387,246. Components of sales and expenses resulting in this increase in net income are discussed below.

Sales revenues decreased by $1,124,229 or 83% quarter-on-quarter to $233,015 for the three months ended March 31, 2007 compared to 2006 of $1,357,244. Rental and management fee income increased by $32,447 or 2% to $1,358,273 during the quarter ended March 31, 2007 from $1,325,826 for the comparable period in 2006. These changes are mainly attributable to:

—	Significant decrease in sales of Chenglong Garden by $992,575 or 81%;
—	Decreases in gross floor area sold by 1,833 square meters quarter-on-quarter to 159 square meters for the quarter ended March 31, 2007 compared to 1,992 square meters in 2006;
—	The number of units sold decreased by 7 units or 88% quarter-on-quarter to 1 units for the quarter ended March 31, 2007 compared to 8 units in 2006;
—	Increases management fee income by $30,845 or 8%; and
—	No new development projects were introduced during 2006 or 2007.

Cost of properties sold decreased by $1,065,715 or 83% during the quarter ended March 31, 2007, as compared to the corresponding period in 2006. This was primarily attributable to a 92% decrease in the gross floor area sold as described above.

Building management expenses decreased by $146,596 or 39% primarily due to lower utility costs achieved under a new air conditioning maintenance and service contract.

Operating and selling expenses decreased by $21,608 or 54% to $18,242 for the quarter ended March 31, 2007 as compared to $39,850 for the quarter ended March 31, 2006. The decrease is mainly due to a decrease in property sales activity.

General and administrative expenses decreased by $390,856 or 51% to $378,781 during the three months ended March 31, 2007 compared to $769,637 for the three months ended March 31, 2006. The decrease is due to an increase in legal and professional fees of $271,087 offset by recovery of doubtful accounts of $685,825.

Depreciation expense increased by $36,174 or 7% to $580,321 for the quarter ended March 31, 2007, compared to $544,147 for the corresponding period in 2006.

Other income increased to $1,949,269 in 2007 from $15,223 in 2006 due primarily to revenues earned under a development contract with the new owners of the Jitian Project of $1,935,533.

Interest and financing costs decreased by $737,054 to $594,123 for the quarter ended March 31, 2007, as compared to $1,331,177 for the quarter ended March 31, 2006. The decrease was primarily due to loan closing costs of $183,555 incurred during 2006.

(4)   Liquidity and Capital Resources

Net cash flows provided by (used in) operating activities for the three months ended March 31, 2007, and 2006 were $655,890 and $(5,528,119), respectively. The increase in funds provided by was primarily due to increase in other revenue offset by an increase in accounts receivable during the quarter ended March 31, 2007 as compared to significant advances to contractors that were made during the quarter ended March 31, 2006.

Net cash flows used in investing activities for the three months ended March 31, 2007, was $664,304 compared to $236,215 for the three months ended March 31, 2006. The investing activity change was primarily construction in progress with the Xita construction project.

Net cash flows used in financing activities for the quarter ended March 31, 2007, was $1,152,963 compared to net cash used in financing activities of $3,905,989 for the quarter ended March 31, 2006 representing substantial repayments of borrowings in 2006 compared to 2007.

Current liabilities exceeded current assets by $40,981,918 as of March 31, 2007. The working capital deficit was incurred primarily due to $50,536,176 of short-term bank loans, which included $35,032,300 of bank loans currently in default.

Due to frequent changes in government fiscal and bank lending policies in the past 15 years as well as other administrative controls from time to time in China, it is not uncommon for many companies to find themselves holding overdue loans borrowed from the banks, although the initial intention between the borrowers and lenders was for terms with longer maturity period. Under the circumstances, most lending banks had and have usually worked sympathetically and closely with borrowers for loan extension or restructuring for a shorter period within the administrative guidelines of the government. As State policies are issued outside the control of the banks in China and form part of the macro and micro-economic measures, many bankers and their customers are often stuck in the situation, thus they are generally more tolerant and supportive to overdue loans than their counterparts in Western economies; they will work hard to deal with the situation provided the borrowers are responsible and have good relationship with the lenders.

As of March 31, 2007, the Company’s subsidiary, Shenyang Maryland International Industry Co. Limited (“Maryland”), has ongoing discussions with lending banks to renegotiate various matured bank loans totaling $35,032,300 with the following relevant banks:

1.   The Bank of China: As of March 31, 2007, bank loans from the Bank of China totaled $7,751,938. The loans were originally extended for the development of the President Building in 2000. While the bank had originally agreed orally on a 10-year long-term loan period for the project, in 2002, owing to a change in lending policy, the Bank changed the terms of the loans into short-term development loans. Since the maturity of the various loans by December 31, 2004, Maryland commenced ongoing negotiation with the Bank of China for an extension of the loans. Due to the initial verbal agreement and a credible relationship over the years, the Bank has agreed to renegotiate a settlement term. As of July 13, 2006, the Company has received a written notice from the Bank of China explaining the situation.

2.   The Agricultural Bank of China: As of March 31, 2007, bank loans from the Agricultural Bank of China totaled $2,248,062. The loans were originally extended for the development of Chenglong Garden. Since the loans matured on December 21, 2005, Maryland has commenced ongoing negotiation with the Agricultural Bank of China for a short-term loan extension for another one-year term.

3.   The Industrial and Commercial Bank of China (ICBC): As of March 31, 2007, the bank loans from the ICBC totaled $25,032,300 and were originally extended for the development of the Chenglong Garden in 2001. Since the loans had matured at the end of 2003, Maryland has commenced ongoing negotiations for an extension of the loans. As part of the listing procedures on the Stock Exchange of Hong Kong, reorganization and restructuring, certain of the loans totaling $22,448,320 were sold to the Great Wall Asset Management Limited. On January 5, 2006, Great Wall Asset Management Limited issued a notification letter to Maryland that certain loans totaling $22,448,320 has been assigned from the ICBC. The Great Wall Asset Management Limited and Maryland are conducting ongoing negotiation on the terms and repayment schedules of the assigned loans. The terms and repayment schedules requires approval from various government bureaus, and, accordingly, Maryland believed the negotiation could be closed by the end of 2006, but negotiations are still ongoing. On June 22, 2006, Maryland has also negotiated a settlement repayment schedule with ICBC on the remaining loans totaling $7,992,326. Under the negotiated terms of the repayment schedule, Maryland will be required to make quarterly installment repayments commencing from June 30, 2006 until June 30, 2007. As of March 31, 2007, Maryland has paid $5,434,782 to ICBC in installments on the repayment plan and has two remaining payments of $1,278,772 that are due on March 31, 2007 and June 30, 2007. When Maryland shall have fully repaid the last installment on or before June 30, 2007, accrued accumulated interest totaling $1,150,895 will be waived by ICBC.

(5)   Contractual Obligations

The following table is a summary of the Company’s contractual obligations as of March 31, 2007:

	Total	Less than one year	1-3 Years	Thereafter
Short-Term Debt	$50,536,176	$50,536,176	$--	$--
Long-Term Debt	2,203,871	395,547	856,152	952,172
Amounts due to related parties	537,717	537,717	--	--
Purchase commitments	2,325,581	2,325,581	--	--
Construction commitments	87,016,837	87,016,837	--	--

Total Contractual Cash Obligations	$142,620,182	$140,811,858	$856,152	$952,172

The construction commitments represent amounts due for the development of the Xita Project. The Company is currently negotiating the sale of its interest in the project including the associated commitments.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

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

The contradictions of real estate market structure in some regions emerged, among which the contradiction of commodity houses supply structure is conspicuous. On one hand, some large-area residences, high rises and premium projects emerged in endlessly, but they are unsuitable for sale; on the other hand, normal-sized commodity houses and economic and functional houses targeting the low and medium wages earners in the urban area are in short supply. The housing price still rises faster in some cities, the construction of living houses safeguard system lags behind in other cities, which resulted in the disharmony between supply and demand. So the order of real estate market is to be further standardized.

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

Item  4. Controls and Procedures

As of March 31, 2007 an evaluation was performed under the supervision and with the participation of Great China's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Great China's disclosure controls and procedures. Based on that evaluation, Great China's management, including the Chief Executive Officer and Chief Financial Officer, concluded that Great China's disclosure controls and procedures were effective. There have been no significant changes in Great China's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

Item  1A. Risk Factors

Any statements in this discussion that are not historical facts are forward-looking statements that involve risks and uncertainties; actual results may differ from the forward-looking statements. Sentences or phrases that use such words as “believes,” “anticipates,” “plans,” “may,” “hopes,” “can,” “will,” “expects,” “is designed to,”“with the intent,” “potential” and others indicate forward-looking statements, but their absence does not mean that a statement is not forward-looking. Forward-looking statements are based on current expectations, estimates, and projections as of the date of this report, and they are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this report and in our annual report on Form 10-K for the year ended December 31, 2006, under the caption “ITEM 1A. RISK FACTORS.” In particular, the matters discussed above under PART I, ITEM 2. MANAGEMENT’S DISCUSSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS should be viewed as creating substantial uncertainty about the Company and its prospects for the future. Any one or a combination of factors could materially affect our operations and financial condition.

Item  6. Exhibits.

Exhibits: Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document
31.1	31	The certification of chief executive officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.1	31	The certification of chief financial officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	32	The certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: May 14, 2007	By:	/s/ Frank Jiang
Frank Jiang, Chief Executive Officer (Principal Financial Officer)

Date: May 14, 2007	By:	/s/ Danny Sui Keung Chau
Danny Sui Keung Chau, Chief Financial Officer (Principal Financial and Accounting Officer)