Form 10-Q
period 2007-06-30
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2007-08-14
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity: As of June 30, 2007, there were 11,782,036 shares of common stock outstanding.

FORM 10-Q
GREAT CHINA INTERNATIONAL HOLDINGS, INC.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2007 AND DECEMBER 31, 2006

	2007	2006
	(Unaudited)

ASSETS
Current assets:
Cash and equivalents	$2,866,409	$1,769,744
Accounts receivable
Trade, net of allowance of $770,798 and $1,443,476, respectively	739,227	1,454,164
Advances to suppliers	4,868,122	1,089,048
Advances to employees	14,273	5,473
Deposits	3,274,629	1,636,942

Properties held for resale	9,545,386	10,620,550
Assets held for sale, net of impairment of $199,542 at June 30, 2007	6,816,875	9,372,189
Prepaid expenses	14,658	86,617

Total current assets	28,139,579	26,034,727

Property and equipment:
Land and buildings	55,454,560	49,988,841
Motor vehicles	697,286	679,453
Office furniture and equipment	466,468	340,618

	56,618,314	51,008,912
Less accumulated depreciation	(8,482,381)	(7,114,334)

	48,135,933	43,894,578

Total assets	$76,275,512	$69,929,305

See accompanying notes to the consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2007 AND DECEMBER 31, 2006

	2007	2006
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$9,475,556	$10,554,995
Deposits held	705,078	767,481
Advances from buyers	2,181,506	3,004,011
Amounts due to related companies	6,118	695,002
Taxes payable	3,354,441	1,083,765
Short-term loans	48,707,349	51,308,184
Current portion of long-term debt	664,574	428,076

Total current liabilities	65,094,622	67,841,514

Long term debt, net of current portion shown above	9,017,317	1,999,465

Total liabilities	74,111,939	69,840,979

Stockholders’ equity:
Common stock, $.001 par value 50,000,000 shares authorized,
11,782,036 issued and outstanding
at June 30, 2007 and December 31, 2006	11,783	11,783
Additional paid in capital	4,542,308	4,542,308
Retained deficit	(3,088,582)	(4,934,109)
Accumulated other comprehensive income	698,064	468,344

Total stockholders’ equity	2,163,573	88,326

Total liabilities and stockholders’ equity	$76,275,512	$69,929,305

See accompanying notes to the consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006

Revenues
Sales	$1,624,800	$4,525,578
Rental and management fee income	2,862,234	2,557,353

Total revenues	4,487,034	7,082,931

Expenses
Cost of properties sold	1,690,952	3,404,100
Building management expenses	1,540,908	644,701
Operating and selling expenses	73,721	60,218
Administrative expenses	2,194,338	2,226,801
Depreciation and amortization	1,115,243	1,126,853

Total expenses	6,615,162	7,462,673

Income (loss) from operations	(2,128,127)	(379,742)

Other income (expense)
Other income	6,484,101	95,149
Impairment loss	(199,542)	--
Interest and finance costs	(1,295,259)	(2,213,443)

Total other income (expense)	4,989,300	(2,118,294)

Income (loss) before income taxes	2,861,172	(2,498,036)

Provision for income taxes	1,015,645	--

Net income (loss)	1,845,527	(2,498,036)

Other comprehensive income (loss):
Foreign currency translation adjustment	229,720	66,217

Total comprehensive income (loss)	$2,075,247	$(2,431,819)

Basic and diluted net income (loss) per common share	$0.16	$(0.22)

Weighted average basic and diluted shares outstanding	11,782,036	11,268,609

See accompanying notes to the consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006

Revenues
Sales	$1,391,785	$3,168,334
Rental and management fee income	1,503,961	1,231,527

Total revenues	2,895,746	4,399,861

Expenses
Cost of properties sold	1,477,679	2,049,553
Building management expenses	1,312,126	269,323
Operating and selling expenses	55,479	20,368
Administrative expenses	1,815,557	1,457,164
Depreciation and amortization	534,922	640,556

Total expenses	5,195,763	4,436,964

Income (loss) from operations	(2,300,017)	(37,103)

Other income (expense)
Other income	4,534,832	(23,117)
Impairment loss	--	--
Interest and finance costs	(701,136)	(882,266)

Total other income (expense)	3,833,696	(905,383)

Income (loss) before income taxes	1,533,679	(942,486)

Provision for income taxes	537,557	--

Net income (loss)	996,122	(942,486)

Other comprehensive income (loss):
Foreign currency translation adjustment	196,309	8,425

Total comprehensive income (loss)	$1,192,431	$(934,061)

Basic and diluted net income (loss) per common share	$0.08	$(0.08)

Weighted average basic and diluted shares outstanding	11,782,036	11,439,751

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,845,527	$(2,498,036)
Adjustments to reconcile net income (loss) to operating activities -

Depreciation and amortization	1,181,407	1,126,853
Reduction in (provision for) doubtful accounts	(671,009)	--
Gain on disposal of fixed assets	--	(103,043)
Impairment loss	199,542	--
Non-cash stock compensation expense	--	377,875

Changes in assets and liabilities:
(Increase) decrease in -

Accounts receivable and other receivable	(260,541)	(831,050)
Advances to suppliers	(308,112)	(771,533)
Refunds due from contractors	--	3,536,692
Prepaid expenses	71,959	1,322,280
Accounts payable and other payables	(1,079,438)	148,660
Deposits held	(62,403)	--
Advances from buyers	(822,506)	397,566
Properties held for resale	1,075,164	2,621,976
Restricted cash	--	482,548
Income and other taxes payable	2,270,676	(231,781)

Net cash provided by (used in) operating activities	3,440,266	5,579,007

Cash flows from investing activities:
Construction in progress	(1,115,190)	(71,303,978)
Sales of fixed assets	--	198,511
Purchases of fixed assets	(5,422,762)	(587,846)

Net cash (used in) investing activities	(6,537,952)	(71,693,313)

Cash flows from financing activities:
Proceeds from stock issuance, net of offering costs	--	2,478,280
Loan proceeds	7,591,864	--
Loan repayments	(2,938,349)	(6,285,860)
Advances from (to) directors and affiliated companies	(688,884)	60,079,856

Net cash (used in) financing activities	3,964,631	56,272,276

Effect of exchange differences	229,720	66,217

Net (decrease) in cash and cash equivalents	1,096,665	(9,775,813)

Cash and cash equivalents, beginning of period	1,769,744	10,896,807

Cash and cash equivalents, end of period	$2,866,409	$1,120,994

Supplemental disclosures of Cash Flow information:
Interest paid, net of capitalized amounts	$980,259	$1,090,277

Income taxes paid	$378,621	$249,262

See accompanying notes to the consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007

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

Silverstrand was incorporated on September 30, 2004 in Hong Kong Special Administrative Region, in the People’s Republic of China (“PRC”) with an authorized capital of $12,820,513 (HK$100,000,000) divided in 100 million ordinary shares of par value $0.12 per share.

During October of 2004, Silverstrand acquired all of the outstanding capital of Shenyang Maryland International Industry Co., Limited (Shenyang Maryland”) for $5,000,000, payable to its former owners as follows:

•	Jiang Fang as to $4,350,000;
•	Jiang Peng as to $500,000; and,
•	Pay $50,000 to each of Duan Jing Shi, Li Guang Hua and Wang Li Rong

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

The remaining approximately 34% interest in the land use rights of the Xita Project is held by Shenyang Yindu Property Co., Limited (“Yindu”), also a Sino-Foreign joint venture. Pursuant to agreements dated December 28, 2005, Shenyang Maryland agreed to acquire a 70 percent interest in

Yindu from Yungfeng, and Silverstrand agreed to acquire a 30% interest in Yindu from Sapphire. Following the closing of these transactions, which is expected to occur in 2007, the Company held, through its subsidiaries, 100 percent interest in the land use rights comprising the Xita Project.

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

Shenyang Yindu Property Company Limited (“Yindu”) was registered on August 16, 2005 in Shenyang, Liaoning Province, in the PRC with a registered capital of $6,615,228 (Rmb.50,000,000) and a defined period of existence of 11 years to August 15, 2006. Yindu was formed to develop a certain tract of property located in Xita District of Shenyang, China.

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

2.     Going concern

The Company was in default on $32,959,318 of bank loans as of June 30, 2007 (Note 8). As a result the Company also had a working capital deficit of $36,955,043 as of June 30, 2007. The Company’s ability to continue as a going concern is dependent on the ability to renegotiate an extension of the bank debt maturities and to continue to maintain a profitable level of operations. These issues raise doubts about the Company’s ability to continue as a going concern. Management is in the on-going process of attempting to raise additional capital through debt and equity offerings and is also negotiating a settlement of these delinquent debts (Note 11). On July 30, 2007, the Company entered into an agreement to purchase the auctioned delinquent debts totaling $24,636,535 (RMB 187,730,400), including interest in arrears of $1,834,698 (RMB 13,980,400) at a purchase consideration of $7,461,942 (RMB 56,860,000).

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

3.     Summary of significant accounting policies

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and the following is a summary of significant accounting policies:

Basis of presentation - The accompanying condensed consolidated financial statements have been prepared in compliance with Rule 10-01 of Regulation S-X and U.S. generally accepted accounting principles, but do not include all of the information and disclosures required for audited financial statements. These statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Accounts receivable - Provision is made against accounts receivable to the extent which they are considered to be doubtful. Accounts receivable in the balance sheet is stated net of such provision. As of June 30, 2007 and December 31, 2006, the provision for doubtful debts amounted to $718,582 and $1,443,476 respectively.

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

Assets held for sale – Assets held for sale are comprised of land use rights and associated costs of development for the Xita project, which had previously been classified as construction in progress as of December 31, 2006. During 2007 the Company determined that the Company would cease development on this project and sell the associated assets. Based on the estimated fair value of the assets held for sale an impairment loss of $199,542 has been recorded during the six months ended June 30, 2007.

Shenyang Heping District Investment Promotion Bureau, the Agency overseeing the development of the Xita District, greatly expanded the magnitude and concept of the Xita Project. The Agency reached an agreement to compensate the Company $4,360,693 (RMB 33,228,480) to take possession of the land use rights to the Xita Project and reimburse the Company $1,620,102 (RMB 12,345,180) for expenses incurred on the project. On July 20, 2007, the local government approvals and procedures completed the transfer of the land use rights to the local government and the Company received compensation amounting to $4,360,693 (RMB 33,228,480) and the reimbursement of $1,620,102 (RMB 12,345,180) was received on July 31, 2007.

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

Depreciation expense for the six months ended June 30, 2007 and 2006 totaled $1,115,243 and $1,126,853 respectively.

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

As of June 30, 2007 fixed assets totaling $44,202,455 have been pledged as securities to various banks in respect of borrowings totaling $53,956,693 and mortgage loans of $4,432,518.

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

Cost of sales – The cost of sales includes the carrying amount of the properties being sold and the business taxes paid by the Company in connection with the sales. Business taxes included in cost of sales were $1,816,218 and $398,796 for the six months ended June 30, 2007 and 2006, respectively.

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

Historically the local currency’s exchange rate had been unofficially tied to the US Dollar at a rate of approximately 8.28 Yuan per US Dollar. Effective July 21, 2005, the Yuan was revalued to an effective exchange rate of approximately 8.11 Yuan per US Dollar. Subsequent to the revaluation the Yuan has been allowed to float within a specified range. As of June 30, 2007 the exchange rate was 7.62 Yuan per US Dollar.

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

In 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, which clarifies the application of SFAS 109 by defining a criterion that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, derecognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the transition provisions, the company adopted FIN 48 effective January 1, 2007.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the state. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current state officials.

Based on all known facts and circumstances and current tax law, the company believes that the total amount of unrecognized tax benefits as of June 30, 2007, is not material to its results of operations, financial condition or cash flows. The company also believes that the total amount of unrecognized tax benefits as of June 30, 2007, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the company’s results of operations, financial condition or cash flows.

Earnings Per Share – Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

As of June 30, 2007 and December 31, 2006, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share as the effect of options outstanding at that time was anti- dilutive.

Fair value of financial instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as at June 30, 2007 and December 31, 2006, because of the relatively short-term maturity of these instruments.

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

Stock based compensation – In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. SFAS 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board(APB) Opinion No. 25, Accounting for Stock Issued to Employees. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”), using the modified prospective transition method. SFAS No. 123(R) requires equity-classified share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Under the modified prospective transition method, share-based awards granted or modified on or after January 1, 2006, are recognized in compensation expense over the applicable vesting period. Also, any previously granted awards that are not fully vested as of January 1, 2006 are recognized as compensation expense over the remaining vesting period. No retroactive or cumulative effect adjustments were required upon The Company’s adoption of SFAS No. 123(R).

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

Expected volatility	25%
Weighted-average volatility	25%
Expected dividends	0%
Expected term (in years)	1 to 5 years
Risk-free rate	4.5%

A summary of option activity under the Plan as of June 30, 2007, and changes during the six months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	173,568	$5.88	6.67	$--
Granted	--	$--
Exercised	--	$--
Forfeited or expired	173,568	$5.88	6.67	$--
Outstanding at June 30, 2007	--	$--		$--
Exercisable at December 31, 2006	--	$--		$--

A summary of the status of the Company’s nonvested shares as of June 30, 2007, and changes during the six months then ended, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2007	10,000	$ 1.08
Granted	--	$ --
Vested	--	$ --
Forfeited	(10,000)	$ 1.08
Nonvested at June 30, 2007	--	$ --

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

5.     Cash and equivalents

At June 30, 2007 the Company held no restricted cash balances. Pledged bank deposits, which are now unrestricted, bear interest at 0.06% per month and in accordance with the terms and conditions of the banking facilities agreed with banks to provide mortgage loan facilities to buyers of properties developed by the Company, the Company agreed to place guarantee fund deposits of not less than 5% to 10% of the total outstanding mortgage loans extended to property buyers and to guarantee the repayments of the mortgage loans. As of June 30, 2007, the bank had released the Company from its loan guarantees, and the formerly restricted funds have been transferred to an unrestricted bank account at the same bank.

Substantially all of the Company’s cash is held in financial institutions in the PRC and are not protected by FDIC insurance or any other form of guaranteed payment.

6.     Properties held for resale

Properties held for resale at June 30, 2007 and December 31, 2006 by project are as follows:

	2007	2006
Qiyun New Village	$1,791,801	$1,795,644
Peacock Garden	266,692	312,584
Chenglong Garden	6,908,273	7,712,615
President Building	195,932	412,167
Maryland Building	240,472	234,322
Others	142,216	153,218

Total	$9,545,386	$10,620,550

As of June 30, 2007 the carrying values of stock of properties of $6,423,151 have been pledged as security for the Company’s bank loans and mortgage loans.

7.     Amounts due from/(to) directors and related parties

The amounts due from/(to) directors and related parties at June 30, 2007 and December 31, 2006 are as follows:

Amounts due from/(to) directors	2007	2006
Frank Jiang Fang	$(25,332)	$(418,708)
Jiang Peng	17,258	--
Duan Jing Shi	1,969	--
Wang Li Rong	(13)	--
Gong Wang Fu	--	(276,294)

Amounts due from/(to) affiliates, net	$(6,118)	$(695,002)

Amounts due from/(to) related parties are unsecured, bear no interest, and have no fixed repayment terms.

8.     Short-term loans

	2007	2006
Loans from Banks	$15,748,031	$15,658,006
Loans from Banks - delinquent	10,157,480	13,859,584
Bank loans purchased by asset management company	22,801,838	22,218,670

Total current notes payable	$48,707,349	$51,736,260

At December 31, 2006, all bank loans and those purchased by the asset management company were treated as short-term because all bank loans have matured and negotiations, while ongoing, are not settled as to an extension of the due dates of the bank loans.

The delinquent notes had due dates ranging from May of 2003 to December of 2006.

On June 22, 2006 the Company entered into a settlement agreement with a bank with respect to $8,202,100 of past due notes. In accordance with the terms of this settlement agreement, the Company has paid the balance of $8,202,100 as of June 3-0, 2007. According to the settlement, the bank has agreed to waive $1,181,102 in past due interest. The Company is still waiting for a confirmation of the waiver and will recognize the benefit of this interest waiver once it has received this confirmation.

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

Substantially all of these loans were collaterialized, however, a significant portion of the properties held as collateral were subsequently sold by the Company.

9.     Long-term debts – secured

	2006	2005
Long term debts:
Bank loan	$5,249,344	--
Mortgage loans	4,432,518	$2,427,541
Less: Current portion of long-term debts	(664,574)	(428,076)

Long-term debts	$9,017,317	$1,999,405

On June 18, 2007 the Company obtained a loan from a bank of $5,249,344 at 8.775% interest due on June 12, 2009. The loan is secured by fixed assets and land use rights.

On April 13, 2007 the Company obtained a ten year mortgage loan secured by fixed assets at 6.04356% with monthly payments of $26,277.

Maturities of long-term debt including mortgage loans for each of the next five years and thereafter are as follows:

Amount
2007	$664,574
2008	5,677,420
2009	743,400
2010	679,743
2011	201,731
Thereafter	1,714,994

$9,681,862

10.    Commitments

As of June 30, 2007 the Company had $88,748,857 in commitments for capital expenditures for contractual agreements related to the development of the Xita project. The Company has reached an agreement to sell its interests in this development project, which would release the Company from these commitments. Additionally the Company has $4,480,874 of commitments for funding the registered capital of its subsidiaries.

On May 31, 2007, the Company entered into a letter of intent to acquire all of the issued share capital of Loyal Best Property Development Limited (“Loyal Best”), a Hong Kong limited company, from Gentle Knight Limited (“GKL”). None of Loyal Best or its directors is affiliated with the Company or Silverstrand.

Loyal Best is the sole owner of an entity called Shenyang Loyal Best Hunnan Property Development Limited (“Shenyang Loyal Best”), a wholly owned foreign enterprise that is a party to a Confirmation Letter of Auction with respect to a parcel of land located at the center area of Hunnan New Zone in the city of Shenyang, China (the “Project”). Shenyang Loyal Best paid a land transfer fee of US$20,000,000 for the Project.

Pursuant to the letter of intent, the parties entered into a definitive agreement for the acquisition on June 28, 2007. The definitive agreement provides for closing of the transaction by August 10, 2007. The principal terms of the agreement are:

•	The Company will purchase from GKL all of the outstanding shares of Loyal Best for $4,010,000, of which $2,580,000 was previously paid as a deposit and the remainder will be paid at the closing.

•	The Company will purchase from the directors of Loyal Best at a total price of $20,500,000, all of the director loan notes issued by Loyal Best in the aggregate principal amount of $20,000,000, which were used to partially finance Shenyang Loyal Best’s land transfer fee payment on the Project of $20,000,000.

•	GKL and the directors selling Loyal Best notes under the agreement can terminate the agreement at any time on or before July 20, 2007, by refunding to the Company the $2,580,000 deposit and paying to the Company an additional $2,580,000 as a break up fee.

•	After July 20, 2007, the parties are obligated to close by August 10, 2007. If for any reason the Company fails to close, it will forfeit the deposit. If for any reason GKL or the sellers of the Loyal Best director notes fail to close, they are obligated to refund to the Company the $2,580,000 deposit and pay to Silverstrand an additional $2,580,000.

11.    Subsequent events

On July 20, 2007, the Company, through its indirect subsidiary Shenyang Maryland International Industry Co., Limited (“Shenyang Maryland”), received notice of approval and first payment under a compensation agreement that effects disposition of the Xita Project.

In December 2005, Shenyang Maryland and Silverstrand International Holdings, Limited acquired all of the registered capital of Shenyang Xinchao Property Company Limited and Shenyang Yindu Property Company Limited, which together hold 100% of the land use rights granted under the Xita Project confirmation letter issued by the Heping District Government in 2004. The confirmation letter, as subsequently amended, contemplated a 99,000 square meter project located in the Xi Ta area in the city of Shenyang. Under the confirmation letter we paid a land transfer fee of $4,097,223 (RMB 33,228,480).

Shenyang Heping District Investment Promotion Bureau, the Agency overseeing the development of the Xita District, greatly expanded the magnitude and concept of the Xita Project. The Agency reached an agreement to compensate the Company $4,360,693 (RMB 33,228,480) to take possession of the land use rights to the Xita Project and reimburse the Company $1,620,102 (RMB 12,345,180) for expenses incurred on the project. On July 20, 2007, the local government approvals and procedures completed the transfer of the land use rights to the local government and the Company received compensation amounting to $4,360,693 (RMB 33,228,480) and the reimbursement of $1,620,102 (RMB 12,345,180) was received on July 31, 2007.

On July 30, 2007, Great China International Holdings, Inc., through its indirect subsidiary Shenyang Maryland entered into an agreement to purchase the auctioned delinquent debts totaling $24,636,535 (RMB 187,730,400), including interest in arrears of $1,834,698 (RMB 13,980,400) at a purchase consideration of $7,461,942 (RMB 56,860,000).

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

Any statements in this discussion that are not historical facts are forward-looking statements that involve risks and uncertainties; actual results may differ from the forward-looking statements. Sentences or phrases that use such words as “believes,” “anticipates,” “plans,” “may,” “hopes,” “can,” “will,” “expects,” “is designed to,” “with the intent,” “potential” and others indicate forward-looking statements, but their absence does not mean that a statement is not forward-looking. Factors that could have a material and adverse impact on actual results are described under the heading “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2007, and under the caption “Item 1A. Risk Factors,” below. We do not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

(2)    Executive Summary

Great China International Holdings, Inc., is a comprehensive real estate company with principal activities in real estate investment, development, sales and management. We conduct all our operation in the People’s Republic of China through our direct and indirect wholly owned subsidiaries; Shenyang Maryland International Industry Company Limited, Shenyang Jitian Property Company Limited, Shenyang Yindu Property Company Limited, Shenyang Xinchao Property Company Limited, Loyal Best Property Development Limited and Silverstrand International Holdings Company Limited.

Prior to June 30, 2006, Shenyang Maryland International Industry Company Limited (“Maryland”) has been the principal operating company and until 2005 owned five real estate projects.

•	The President Building comprises three blocks of commercial towers located in the financial district, Heping Street, of Shenyang City. While the original intention was to sell the buildings, management subsequently decided to retain most of the properties for leasing purposes. The buildings maintain a high occupancy rate with tenants who are mostly international companies, 25 of them are Fortune 500 companies. Great China International’s head office is situated on the 25/F and 26/F of the President Building.

•	Chenglong Garden, situated in Shenyang Huanggu District, comprises 12 blocks of modern apartments, a number of retail shops and ancillary facilities including basement car parking facilities and parks.

•	Qiyun New Village is situated along the Nanyun Riverside and consists of 347 residential units, among which 323 units have been sold, and 2,186 square meters of commercial units.

•	Peacock Garden is situated in Heping North Street, the commercial district of Shenyang. Construction was completed in November 2000 and Peacock Garden comprises 197 low-density residential apartments of which 193 have been sold.

•	The Maryland Building consists of 12,858 square meters of commercial space among which 11,310 have been sold and other remaining 1,548 square meters are held for leasing purposes.

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

Under the agreement Beijing Capital Land Limited and Reco Ziyang Pte Limited purchased Jitian from Silverstrand in exchange for a total cash payment of US$1,399,970 (the amount of Silverstrand’s invested capital in Jitian) and assumption of all bank debt incurred by Jitian in connection with the acquisition of Galaxy Bay, which will result in a release of guaranties provided by Shenyang Maryland International.

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

Shenyang Heping District Investment Promotion Bureau, which is the agency overseeing development of the Xita District is expanding the project and, as a consequence of the expansion, has reached an agreement with us to reacquire the land use rights for the Xita Project in exchange for refunding the land transfer fee of $4,360,693 (RMB 33,228,480), and reimbursing us for amounts expended on the development in the amount of $1,620,102 (RMB 12,345,180). On July 20, 2007, the local government approvals and procedures were completed for transferring the land use rights back to the local government and we received reimbursement of the land transfer fee of $4,360,693 (RMB 33,228,480) and the reimbursement of $1,620,102 (RMB 12,345,180) was received on July 31, 2007.

Great China International, through its wholly-owned subsidiary, Silverstrand International Holdings Limited, entered into a letter of intent dated May 31, 2007 to acquire for US$24,510,000 all of the issued share capital of Loyal Best Property Development Limited (“Loyal Best”), a Hong Kong

limited company, from Gentle Knight Limited (“GKL”), an unrelated third party. Loyal Best is the sole owner of an entity called Shenyang Loyal Best Hunnan Property Development Limited (“Shenyang Loyal Best”), a wholly owned foreign enterprise that is a party to a Confirmation Letter of Auction with respect to a parcel of land located at the center area of Hunnan New Zone in the city of Shenyang, China (the “Project”).

The parties subsequently entered into a definitive agreement with respect to the transaction dated June 28, 2007, pursuant to which Silverstrand agreed (a) to purchase from GKL all of the outstanding shares of Loyal Best for US$4,010,000, of which US$2,580,000 was previously paid as a deposit, and (b) to purchase from the directors of Loyal Best at a total price of US$20,500,000, all of the director loan notes issued by Loyal Best in the aggregate principal amount of US$20,000,000, which were used to make Shenyang Loyal Best’s land transfer fee payment on the Project of US$20,000,000.

Effective August 7, 2007, Silverstrand completed the acquisition of the Loyal Best shares from GKL in consideration for US$4,010,000, US$2,580,000 of which had previously been paid.

(3)   Results of Operations

Comparison of operations for the three months ended June 30, 2007 with the three months ended June 30, 2006:

The Company generated net income of $996,122 for the three months ended June 30, 2007 compared to a net loss of $(942,486) for 2006, representing an increase of $1,938,608 or 206% quarter-on-quarter. Components of sales and expenses resulting in this increase in net income are discussed below.

Sales revenues decreased by $1,776,549 or 56% quarter-on-quarter to $1,391,785 for the three months ended June 30, 2007 compared to 2006 of $3,168,334. Rental and management fee income increased by $272,434 or 22% to $1,503,961 during the quarter ended June 30, 2007 from $1,231,527 for the comparable period in 2006. These changes are mainly attributable to:

•	Significant decrease in sales of Qiyun New Village by $1,615,407 or 94.5%;
•	Decreases in gross floor area sold by 3,742 square meters quarter-on-quarter to 1,723 square meters for the quarter ended June 30, 2007 compared to 5,465 square meters in 2006;
•	The number of units sold decreased by 18 units or 55% quarter-on-quarter to 9 units for the quarter ended June 30, 2007 compared to 27 units in 2006;
•	Increases in rental income by $214,400 or 26%;
•	Increase in building management income by $67,459 or 17%; and
•	No new development projects were introduced during 2007.

Cost of properties sold decreased by $571,874 or 28% quarter-on-quarter to $1,477,679 during the quarter ended June 30, 2007, as compared to the corresponding period in 2006 of $2,049,553. This was primarily attributable to a 55% decrease in the number of units sold as described above.

Operating and selling expenses increased by $35,111 or 172% to $55,479 for the quarter ended June 30, 2007 as compared to $20,368 for the quarter ended June 30, 2006. The increase is mainly due to an increase advertising expenses.

General and administrative expenses increased by $358,393 or 25% to $1,815,557 during the three months ended June 30, 2007 compared to $1,457,164 for the three months ended June 30, 2006. The increase was due to an increase in Directors’ fees of $231,972.

Depreciation expense decreased by $105,634 or 16% to $534,922 for the quarter ended June 30, 2007, compared to $640,556 for the corresponding period in 2006.

Other income/(expenses) increased to $4,534,832 in 2007 from $(23,117) in 2006 which was due primarily to a land excavation fee of $3,901,170.

Interest and financing costs decreased by $181,130 to $701,136 for the quarter ended June 30, 2007, as compared to $882,266 for the quarter ended June 30, 2006. The decrease was primarily due to loan repayments of bank borrowings.

Comparison of operations for the six months ended June 30, 2007 with the six months ended June 30, 2006:

The Company generated net income of $1,845,527 for the six months ended June 30, 2007 compared to a net loss of $(2,498,036) for 2006, representing an increase of $4,343,563 or 174% quarter on quarter. Components of sales and expenses resulting in this increase in net income are discussed below.

Sales revenues decreased by $2,900,778 or 64% to $1,624,800 for the six months ended June 30, 2007 compared to 2006 of $4,525,578. Rental and management fee income increased by $304,881 or 12% to $2,862,234 during the six months ended June 30, 2007 from $2,557,353 for the comparable period in 2006. These changes are mainly attributable to:

•	Significant decrease in sales of Qiyun New Village by $1,746,971 or 95%;
•	Decreases in gross floor area sold by 5,405 square meters to 1,881 square meters for the six months ended June 30, 2007 compared to 7,287 square meters in 2006;
•	The number of units sold decreased by 24 units or 80% to 10 units for the six months ended June 30, 2007 compared to 34 units in 2006;
•	Increases in rental income by $215,911 or 12%;
•	Increase in building management income by $98,304 or 17%; and
•	No new development projects were introduced during 2007.

Cost of properties sold decreased by $1,713,148 or 50% to $1,690,952 during the six months ended June 30, 2007, as compared to the corresponding period in 2006 of $3,404,100. This was primarily attributable to an 80% decrease in the number of units sold as described above.

Operating and selling expenses increased by $13,503 or 22% to $73,721 for the six months ended June 30, 2007 as compared to $60,218 for the six months ended June 30, 2006. The increase is mainly due to increased advertising expenses.

General and administrative expenses decreased by $32,463 or 1% to $2,194,338 during the six months ended June 30, 2007 compared to $2,226,801 for the six months ended June 30, 2006. The decrease is due to a decrease in consulting fees of $502,352 offset by increases in Directors’ fees of $231,934 and legal fees of $284,609.

Depreciation expense decreased by $11,610 or 1% to $1,115,243 for the six months ended June 30, 2007, compared to $1,126,853 for the corresponding period in 2006.

Other income increased to $6,484,101 in 2007 from $95,149 in 2006 due primarily to a land excavation fee of $5,834,160.

Interest and financing costs decreased by $918,184 to $1,295,259 for the six months ended June 30, 2007, as compared to $2,213,443 for the six months ended June 30, 2006. The decrease was primarily due to loan repayments of bank borrowings.

(4)    Liquidity and Capital Resources

Net cash flows provided by (used in) operating activities for the six months ended June 30, 2007, and 2006 were $3,440,266 and $5,579,007, respectively. The increase in funds provided by was primarily due to increase in other revenue offset by an increase in taxes payable during the six months ended June 30, 2007.

Net cash flows used in investing activities for the six months ended June 30, 2007, was $6,537,952 compared to $71,693,313 for the six months ended June 30, 2006. The investing activity change was primarily completion of construction projects during 2006 and no new projects starting in 2007.

Net cash flows provided by (used in) financing activities for the six months ended June 30, 2007, was $3,964,631 compared to net cash provided by financing activities of $56,272,276 for the six months ended June 30, 2006 representing substantial advances from directors and affiliated companies in 2006 compared to 2007.

Current liabilities exceeded current assets by $36,955,043 as of June 30, 2007. The working capital deficit was incurred primarily due to $32,959,318 of bank loans currently in default.

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

As of June 30, 2007, the Company’s subsidiary, Shenyang Maryland International Industry Co. Limited (“Maryland”), has on-going discussions with lending banks to renegotiate various matured bank loans totaling $48,707,349 with the following relevant banks:

1.   The Bank of China: As of June 30, 2007, bank loans from the Bank of China totaled $7,874,016. The loans were originally extended for the development of the President Building in 2000. While the bank had originally agreed orally on a 10-year long-term loan period for the project, in 2002, owing to a change in lending policy, the Bank changed the terms of the loans into short-term development loans. Since the maturity of the various loans by December 31, 2004, Maryland commenced ongoing negotiation with the Bank of China for an extension of the loans. Due to the initial verbal agreement and a credible relationship over the years, the Bank has agreed to renegotiate a settlement term. As of December 2006, the Company agreed to a debt-restructuring plan to repay the loans over the next three years. Payments remaining on the schedule are:

•	$1,968,504 in 2007;
•	$2,624,672 in 2008; and,
•	$3,280,840 in 2009.

2.  The Agricultural Bank of China: As of June 30, 2007, bank loans from the Agricultural Bank of China totaled $2,283,464. The loans were originally extended for the development of Chenglong Garden. Since the loans matured on December 21, 2005, Maryland has commenced ongoing negotiation with the Agricultural Bank of China for a short-term loan extension for another one-year term.

3.   The Industrial and Commercial Bank of China (ICBC): As of December 31, 2006, the bank loans from the ICBC totaled $25,032,300 and were originally extended for the development of the Chenglong Garden in 2001. Since the loans had matured at the end of 2003, Maryland has commenced ongoing negotiations for an extension of the loans. As part of the listing procedures on the Stock Exchange of Hong Kong, reorganization and restructuring, certain of the loans totaling $22,801,838 were sold to the Great Wall Asset Management Limited. On January 5, 2006, Great Wall Asset Management Limited issued a notification letter to Maryland that certain loans totaling $22,801,838 has been assigned from the ICBC. The Great Wall Asset Management Limited and Maryland are conducting ongoing negotiation on the terms and repayment schedules of the assigned loans. The terms and repayment schedules requires approval from various government bureaus, and, accordingly, Maryland believed the negotiation could be closed by the end of 2006, but negotiations are still ongoing. On June 22, 2006, Maryland has also negotiated a settlement repayment schedule with ICBC on the remaining loans totaling $7,992,326. Under the negotiated terms of the repayment schedule, Maryland will be required to make quarterly installment repayments commencing from June 30, 2006 until June 30, 2007. Maryland has fully the installment repayments before June 30, 2007 and is awaiting formal waiver of accrued accumulated interest totaling $1,181,102 ICBC. On

July 30, 2007, Great China International, through its indirect subsidiary Shenyang Maryland International Industry Co., Ltd., entered into an agreement to repurchase and effectively settle over $24,636,535 of the outstanding debt obligation, which includes interest in arrears of $1,834,698, for a total payment of approximately $7,461,942.

4.  Shenyang City Commercial Bank: As of June 30, 2007, bank loan from the Shenyang City Commercial Bank amounted to $15,748,031 (RMB 120,000,000). The loan was intended to finance the renovation of the President Building and to finance the Company's operations. This bank borrowing will mature on November 6, 2007.

(5)   Contractual Obligations

The following table is a summary of the Company’s contractual obligations as of June 30, 2007:

	Total	Less than one year	1-3 Years	Thereafter
Short-Term Debt	$48,707,349	$48,707,349	$--	$--
Long-Term Debt	9,681,891	664,547	7,100,563	1,916,781
Amounts due to related parties	6,118	6,118	--	--
Purchase commitments	24,510,000	24,510,000	--	--
Construction commitments	88,748,857	88,748,857	--	--

Total Contractual Cash Obligations	$171,654,215	$162,636,871	$7,100,563	$1,916,781

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

Item  4. Controls and Procedures

As of June 30, 2007 an evaluation was performed under the supervision and with the participation of Great China's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Great China's disclosure controls and procedures. Based on that evaluation, Great China's management, including the Chief Executive Officer and Chief Financial Officer, concluded that Great China's disclosure controls and procedures were effective. There have been no significant changes in Great China's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

Item  1A. Risk Factors

Any statements in this discussion that are not historical facts are forward-looking statements that involve risks and uncertainties; actual results may differ from the forward-looking statements. Sentences or phrases that use such words as “believes,” “anticipates,” “plans,” “may,” “hopes,” “can,” “will,” “expects,” “is designed to,” “with the intent,” “potential” and others indicate forward-looking statements, but their absence does not mean that a statement is not forward-looking. Forward-looking statements are based on current expectations, estimates, and projections as of the date of this report, and they are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this report and in our annual report on Form 10-K for the year ended December 31, 2006, under the caption “ITEM 1A. RISK FACTORS.” In particular, the matters discussed above under PART I, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS should be viewed as creating substantial uncertainty about the Company and its prospects for the future. Any one or a combination of factors could materially affect our operations and financial condition.

Item 5. Other Information

On August 9, 2007, Great China International engaged Henny Wee & Co., as its new independent accountant. During the two most recent fiscal years and through the date hereof, neither Great China International nor any one on behalf of Great China International has consulted with Henny Wee & Co. regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Great China International’s financial statements, or any other matters or reportable events required to be disclosed under Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item  6. Exhibits.

Exhibits: Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document
31.1	31	The certification of chief executive officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.1	31	The certification of chief financial officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	32	The certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: August 12, 2007	By:	/s/ Frank Jiang
Frank Jiang, Chief Executive Officer (Principal Financial Officer)

Date: August 12, 2007	By:	/s/ Wang Li Rong
Wang Li Rong, Chief Financial Officer (Principal Financial and Accounting Officer)