Form 10-Q
period 2007-09-30
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2007-11-19
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity: As of November 16, 2007, there were 11,759,966 shares of common stock outstanding.

FORM 10-Q
GREAT CHINA INTERNATIONAL HOLDINGS, INC.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	2007	2006
	(Unaudited)

ASSETS
Current assets:
Cash and equivalents	$4,944,080	$1,769,744
Accounts receivable	444,733	1,454,164
Advances to suppliers	49,467	1,089,048
Other receivable, net	2,184	1,729,032
Real estate for sale	9,400,946	10,620,550

Other current assets	13,973	--
Construction in process	--	9,372,189

Total current assets	14,855,382	26,034,727

Property and equipment, net	48,314,834	43,894,578

Total assets	$63,170,217	$69,929,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term loans	$13,053,333	$51,308,184
Accounts payable and accrued expenses	8,358,458	10,554,995
Advances from buyers	2,275,497	3,004,011
Other payables	4,091,601	767,481
Amounts due to related companies	23,513	695,002
Taxes payable	5,716,369	1,083,765
Net liabilities of the entities held for sale	17,056,254	--
Current portion of long-term liabilities	240,000	428,076

Total current liabilities	50,815,025	67,841,514

Long term debt, net of current portion shown above	7,413,333	1,999,465

Stockholders’ equity:
Common stock, $.001 par value 50,000,000 shares authorized,
11,759,966 issued and outstanding	11,760	11,760
Additional paid in capital	4,542,331	4,542,331
Other comprehensive income	1,205,491	468,344
Accumulated deficit	(817,723)	(4,934,109)

Total stockholders’ equity	4,941,859	88,326

Total liabilities and stockholders’ equity	$63,170,217	$69,929,305

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	Three month periods ended		Nine month periods ended
	September 30,2007	September 30,2006	September 30, 2007	September 30, 2006
Revenue
Real estate Sales	$709,419	$503,188	$2,334,219	$5,028,766
Rental and management fee income	1,195,996	1,184,786	4,058,230	3,742,139

Total revenues	1,905,415	1,687,974	6,392,449	8,770,905

Cost of revenue	664,227	1,192,478	3,896,087	5,241,279

Gross revenue	1,241,189	495,496	2,496,362	3,529,626

Operating expenses
Selling expenses	3,354	419,762	77,074	479,980
General Administrative expenses	5,059,096	416,010	7,253,434	2,642,811
Agent fee	2,649,007	--	2,649,007	--
Depreciation and amortization	635,280	574,465	1,750,523	1,701,318

Total operating expenses	8,346,737	1,410,237	11,730,038	4,824,109

Loss from continuing operations	(7,105,548)	(914,741)	(9,233,676)	(1,294,483)

Other income (expense)
Land leveling income	--	--	5,960,265	--
Gain on settlement of debt	15,918,226	--	15,918,226	--
Loss on terminated project	(1,311,323)	--	(1,510,865)	--
Interest and finance costs	(2,155,487)	(953,493)	(3,450,746)	(3,166,936)
Other income (expense)	(753,474)	244,590	(229,638)	339,739

Total other income (expense)	11,697,942	(708,903)	16,687,242	(2,827,197)

Income (loss) before income taxes	4,592,394	(1,623,644)	7,453,567	(4,121,680)

Provision for income taxes	2,532,595	--	3,548,240	--

Net income (loss) from continuing operations	2,059,799	(1,623,644)	3,905,327	(4,121,680)

Discontinued operations
Gain from entities held for sale	--	--	211,059	--

Net income (loss)	2,059,799	(1,623,644)	4,116,386	(4,121,680)

Other comprehensive income:
Foreign currency translation adjustment	277,707	98,780	507,427	164,997

Comprehensive income (loss)	2,337,506	(1,524,864)	4,412,754	(3,956,683)

Net income (loss) per outstanding common
shares - basic and diluted	$0.18	$(0.14)	$0.33	$(0.37)

Weighted average outstanding common shares -
basic and diluted	11,759,966	11,439,751	11,759,966	11,268,609

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
Cash flows from operating activities:
Net income (loss)	$4,116,386	$(4,121,680)
Adjustments to reconcile net income (loss) to operating activities -
Depreciation and amortization	1,750,523	1,701,318
Gain on settlement of debt	(15,918,226)	--
Provision for doubtful accounts	3,665,323	(482,287)
Gain on disposal of fixed assets	--	(13,996)
Loss on termination project	--	--
Non-cash stock compensation expense	--	511,134
Changes in assets and liabilities:
(Increase) decrease in current assets:
Accounts receivable and other receivable	(943,016)	958,573
Advances to suppliers	1,039,581	3,460,808
Real estate held for resale	1,219,604	2,967,722
Restricted cash	--	482,548
(Increase) decrease in current liabilities:
Accounts payable and other payables	688,569	(1,175,555)
Advances from buyers	(728,514)	779,450
Income and other taxes payable	4,632,604	293,251

Net cash provided by operating activities from continuing operations	$(477,166)	--
Net cash provided by operating activities of entity held for sale	17,056,254	--

Net cash provided by (used in) operating activities	16,597,087	5,361,286

Cash flows from investing activities:
Construction in progress	9,372,189	(86,756,549)
Sales of fixed assets	--	117,470
Purchases of fixed assets	(6,182,583)	(1,291,323)

Net cash provided by (used in) investing activities from continuing operations	3,189,606	(87,930,402)

Cash flows from financing activities:
Proceeds from stock issuance, net of offering costs	--	2,478,280
Loan proceeds	5,333,333	76,835,664
Loan repayments	(22,005,151)	(8,177,427)
Advances to directors and affiliated companies	(671,489)	3,154,231

Net cash provided by (used in) financing activities from continuing operations	(17,343,307)	74,290,748

Effect of exchange differences	748,950	164,997

Net increase (decrease) in cash and cash equivalents	3,174,336	(8,113,371)

Cash and cash equivalents, beginning of period	1,769,744	10,896,807

Cash and cash equivalents, end of period	$4,944,080	$2,783,436

Supplemental disclosures of Cash Flow information:
Interest paid, net of capitalized amounts	$1,951,286	$2,148,267

Income taxes paid	$380,888	$249,262

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

1.     Description of business

Nature of organization

Great China International Holdings, Inc., (the “Company”, “We”, “Us”, “Our”) was incorporated in the State of Nevada on December 4, 1987, under the name of Quantus Capital, Inc., and in 1992, it changed its name to Red Horse Entertainment Corporation. Effective July 5, 2005, the Company completed the acquisition of Silverstrand International Holdings Limited (“Silverstrand”), a Hong Kong limited liability company, by issuing 10,102,333 shares of its common voting stock to the former stockholders of Silverstrand in exchange for all of the capital stock of Silverstrand. For financial reporting purposes the acquisition was treated as a recapitalization of Silverstrand. On September 15, 2005, the Company changed its name to Great China International Holdings, Inc. Prior to its acquisition of Silverstrand, the Company was not engaged in active business operations.

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

During October of 2004, Silverstrand acquired all of the outstanding capital of Shenyang Maryland International Industry Co., Limited (Shenyang Maryland”) for $5,000,000, payable to its former owners as follows:

•	Frank Jiang as to $4,350,000;
•	Jiang Peng as to $500,000; and,
•	Pay $50,000 to each of Duan Jing Shi, Li Guang Hua and Wang Li Rong

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

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

The remaining approximately 34% interest in the land use rights of the Xita Project is held by Shenyang Yindu Property Co., Limited (“Yindu”), also a Sino-Foreign joint venture. Pursuant to agreements dated December 28, 2005, Shenyang Maryland acquired a 70 percent interest in Yindu from Yungfeng, and Silverstrand acquired a 30% interest in Yindu from Sapphire. Following the closing of these transactions, the Company held, through its subsidiaries, 100 percent interest in the land use rights comprising the Xita Project.

Shenyang Xin Chao Property Company Limited (“Xinchao”) was registered on August 16, 2005 in Shenyang, Liaoning Province, in the PRC with a registered capital of $12,330,456 and a defined period of existence of 11 years to August 15, 2016.

Shenyang Yindu Property Company Limited (“Yindu”) was registered on August 16, 2005 in Shenyang, Liaoning Province, in the PRC with a registered capital of $6,615,228 and a defined period of existence of 11 years to August 15, 2006.

On August 7, 2007, the Company completed the acquisition of all of the issued share capital of Loyal Best Property Development Limited (“Loyal Best”), a Hong Kong limited company, from Gentle Knight Limited (“GKL”).

Loyal Best is the sole owner of an entity called Shenyang Loyal Best Hunnan Property Development Limited (“Shenyang Loyal Best”), a wholly owned foreign enterprise that is a party to a Confirmation Letter of Auction with respect to a parcel of land located at the center area of Hunnan New Zone in the city of Shenyang, China (the “Project”). Immediately after acquisition, the Company decided to sell Loyal Best at a gain.

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

2.     Going concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $817,723 as of September 30, 2007.

If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately to attain profitability.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended September 30, 2007, towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses and management of accounts payable.

3.     Summary of significant accounting policies

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and the following is a summary of significant accounting policies:

Basis of presentation - The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations and cash flows for the three month period presented are not necessarily indicative of the results of operations for a full year. These financial statements should be read in conjunction with the Company's December 31, 2006 audited financial statements and notes thereto included in the Company's Annual Report on Form 10K.

Consolidation policy – All significant inter-company transactions and balances within the Company are eliminated in consolidation.

Real estate held for sale – The Company capitalizes as real estate held for sale the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. At September 30, 2007, real estate held for sale amounted to $9,400,946.

Entities held for sale – Assets held for sale are comprised of two companies acquired by the Company during the three month period ended September 30, 2007. Immediately after the acquisition of these companies, the Company decided to sell them at a profit. The Company has already signed a letter of intent to sale the companies subsequent to September 30, 2007. The net liabilities of the companies, amounting to $17,056,254, have been presented as entities held for sale in the accompanying financials.

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

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Depreciation expense for the nine months ended September 30, 2007 and 2006 totaled $1,750,523 and $1,701,318 respectively.

Repairs and maintenance costs are normally charged to the statement of operations in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized during the year ended December 31, 2006.

As of September 30, 2007 fixed assets totaling $33,696,608 have been pledged as securities to various banks in respect of borrowings totaling $18,386,667 and mortgage loans of $2,320,000.

Revenue Recognition – The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for Real estate sales which primarily involve the sale of multi-family homes and community environments are reported in accordance with the provisions of Statement of Financial Accounting Standard No. 66, "Accounting for Sales of Real Estate". Profit from the sales of development properties, less 5% business tax, is recognized by the full accrual method when the sale is consummated. A sale is not considered consummated until (1) the parties are bound by the terms of a contract, (2) all consideration has been exchanged, (3) any permanent financing of which the seller is responsible has been arranged, (4) all conditions precedent to closing have been performed, (5) the seller does not have substantial continuing involvement with the property, and (6) the usual risks and rewards of ownership have been transferred to the buyer. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a deposit liability (reflected as advances from customers in the Company’s consolidated balance sheets).

Revenue primarily derived from rental operations and management fees is recognized when rooms are occupied and services have been rendered.

Other income – Other income consists of primarily services performed on behalf of the purchasers of Jitian. These revenues are recognized when the services have been performed in accordance with the terms of the agreement.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Foreign currencies - The Company’s principal country of operations is in The People’s Republic of China. The financial position and results of operations of the Company are determined using the local currency (“Renminbi” or “Yuan”) as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Assets and liabilities of the Company have been translated at quarter- end exchange rates, while revenues and expenses have been translated at average exchange rates in effect during the nine month period. Resulting cumulative translation adjustments have been recorded as other comprehensive income (loss) as a separate component of stockholders' equity.

Equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US Dollars”) are dealt with as an exchange fluctuation reserve in shareholders’ equity.

Earnings Per Share – Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

As of September 30, 2007 and December 31, 2006, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share as the effect of options outstanding at that time was anti- dilutive.

Fair value of financial instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as at September 30, 2007 and December 31, 2006, because of the relatively short-term maturity of these instruments.

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

Concentrations of business and credit risk – Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base, most of which are in China.

The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Recent accounting pronouncements – In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In February 2007, FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. FASB 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FASB 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FASB 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Reclassifications – Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

4.     Real Estate held for sale

Real Estate held for sale at September 30, 2007 and December 31, 2006 by project is as follows:

	2007	2006
Qiyun New Village	$1,820,469	$1,795,644
Peacock Garden	270,959	312,584
Chenglong Garden	6,721,640	7,712,615
President Building	199,067	412,167
Maryland Building	244,320	234,322
Others	144,492	153,218

Total	$9,400,946	$10,620,550

5.     Amounts due to directors and related parties

The amounts due from/(to) directors and related parties at September 30, 2007 and December 31, 2006 are as follows:

Amounts due from/(to) directors	2007	2006
Frank Jiang Fang	$(62,428)	$(418,708)
Duan jing Shi	2,000	--
Jiang Peng	36,915	--

Gong Wang Fu	--	(276,294

Amounts due from/(to) affiliates, net	$(23,513)	$(695,002)

Amounts due to related parties are unsecured, non interest bearing, and due on demand.

6.     Short-term loans

	2007	2006
Loans from banks – delinquent	$2,320,000	$29,089,514
Loans from banks	9,000,000	--
Loan from investment company - Unrelated party	1,733,333	--
Bank loans purchased by asset management company	--	22,218,670

Total current notes payable	$13,053,333	$51,308,184

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

At December 31, 2006, all bank loans and those purchased by the asset management company were treated as short-term because all bank loans have matured and negotiations, while ongoing, are not settled as to an extension of the due dates of the bank loans. Assets of the Company are pledged against these bank loans.

The delinquent notes had due dates on December 21, 2005.

The defaulted loans borrowed from Industrial and Commercial Bank of China amounting to $23,166,667 were assigned to a third party. The Company entered into an agreement with the third party to buy back the loans for $7,581,333 on July 30, 2007. As of September 30, 2007, the total consideration of $7,581,333 was fully paid. According to the agreement, the outstanding interest payable associated with the non-performing loan amounted to $439,014 was also waived as of September 30, 2007. As of September 30, 2007, the Company realized gain on settlement of debt amounted to $15,918,226.

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

Interest is accruing on all other past due loans at rates ranging from 6.0535% to 12.024%, the rates called for in the original loan agreements.

7.      Long-term debts – secured

	2007	2006
Long term debts:
Mortgage loans	$2,320,000	$2,427,541
Bank loans	5,333,333

Less: Current portion of long-term debts	(240,000)	(428,076)

Long-term debts	$7,413,333	$1,999,465

On June 18, 2007 the Company obtained a loan from a bank for $5,333,333 at 8.775% interest due on June 12, 2009. The loan is secured by fixed assets and land use rights.

On April 13, 2007 the Company obtained a ten year mortgage loan secured by fixed assets at 6.04356% with monthly payments of $26,697.

Maturities of long-term debt including mortgage loans for each of the next five years and thereafter are as follows:

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Amount
2007	60,000
2008	240,000
2009	5,573,333
2010	240,000
2011	240,000
2012	240,000

1,060,000

$7,653,333

8.     Loyal Best Purchase - Entities held for sale

On August 7, 2007, the Company completed the acquisition of all of the issued share capital of Loyal Best Property Development Limited (“Loyal Best”), a Hong Kong limited company, from Gentle Knight Limited (“GKL”).

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

The acquisition was closed on August 7, 2007. Immediately after acquisition, the Company decided to sell Loyal Best at a gain. The Company has recorded the net liabilities of Loyal Best as entity held for sale in the accompanying financials. The Company has also signed a Letter of Intent subsequent to September 30, 2007 with for the sale of the entity.

9.     Stock Options

During the nine month period ended September 30, 2007, no options were granted to any employees. 173,568 options were forfeited/cancelled during the nine month period ended September 30, 2007.

Following were the Black-Scholes option pricing model assumptions used for calculating the fair value of the options at the grant date:

Expected volatility	25%
Weighted-average volatility	25%
Expected dividends	0%
Expected term (in years)	1 to 5 yea	rs
Risk-free rate	4.	5%

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

A summary of option activity under the Plan as of September 30, 2007, and changes during the nine months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	173,568	$5.88	6.67	$--
Granted	--	$--
Exercised	--	$--
Forfeited or expired	173,568	$5.88	6.67	$--
Outstanding at September 30, 2007	--	$--		$--
Exercisable at September 30, 2007	--	$--		$--

A summary of the status of the Company’s non-vested shares as of September 30, 2007, and changes during the nine months then ended, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2007	10,000	$ 1.08
Granted	--	$ --
Vested	--	$ --
Forfeited	(10,000)	$ 1.08
Nonvested at September 30, 2007	--	$ --

On March 3, 2006 the Company issued to its Chief Executive Officer options to purchase 572,491 shares of its common stock at a purchase price of $6 per share. The options vest in five equal instalments beginning with the date of issuance in March 2006 and the following four anniversary dates. The options are exercisable over a term of five years from the date of vesting. In March 2007 the Chief Executive Officer left the Company and agreed to surrender 114,498 of vested option shares.

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
SEPTEMBER 30, 2007

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

10.     Loss on Termination Project

On July 20, 2007, Xinchao and Yindu ceased development on Xi Ta project and disposed off the associated assets. Shenyang Heping District Investment Promotion Bureau of local government, the agency overseeing development of the Xi Ta area, is expanding the project and, as a consequence of the expansion, has reached an agreement with the Company to re-acquire the land use rights for the Xita Project in exchange for refunding the land transfer fee of $4,437,397 and reimbursing the Company for amounts expended on the development in the amount of $1,646,024. On July 20, 2007, the local government approvals and procedures were completed for transferring the land use rights back to the local government and the Company received reimbursement of the land transfer fee and the amount expended on the development in August 2007. As of September 30, 2007, the Company had loss on termination project amounted to $1,510,865.

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

Any statements in this discussion that are not historical facts are forward-looking statements that involve risks and uncertainties; actual results may differ from the forward-looking statements. Sentences or phrases that use such words as “believes,” “anticipates,” “plans,” “may,” “hopes,” “can,” “will,” “expects,” “is designed to,” “with the intent,” “potential” and others indicate forward-looking statements, but their absence does not mean that a statement is not forward-looking. Factors that could have a material and adverse impact on actual results are described under the heading “Risk Factors” in our annual report on Form 10-KSB, filed with the Securities and Exchange Commission on April 16, 2007, and under the caption “Item 1A. Risk Factors,” below. We do not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

(2)    Executive Summary

Great China International Holdings, Inc., is a comprehensive real estate company with principal activities in real estate investment, development, sales and management. We conduct all our operation in the People’s Republic of China through our direct and indirect wholly owned subsidiaries; Shenyang Maryland International Industry Company Limited, , Shenyang Yindu Property Company Limited, Shenyang Xinchao Property Company Limited,Loyal Best Property Development Limited and Silverstrand International Holdings Company Limited.

Prior to September 30, 2006, Shenyang Maryland International Industry Company Limited (“Maryland”) has been the principal operating company and until 2005 owned five real estate projects.

•	The President Building comprises three blocks of commercial towers located in the financial district, Heping Street, of Shenyang City. While the original intention was to sell the buildings, management subsequently decided to retain most of the properties for leasing purposes. The buildings maintain a high occupancy rate with tenants who are mostly international companies, approximately 20 of them are Fortune 500 companies. Great China International’s head office is situated on the 25/F and 26/F of the President Building.

•	Chenglong Garden, situated in Shenyang Huanggu District, comprises 12 blocks of modern apartments, a number of retail shops and ancillary facilities including basement car parking facilities and parks.

•	Qiyun New Village is situated along the Nanyun Riverside and consists of 347 residential units, among which 327 units have been sold, and 2,186 square meters of commercial units.

•	Peacock Garden is situated in Heping North Street, the commercial district of Shenyang. Construction was completed in November 2000 and Peacock Garden comprises 197 low-density residential apartments of which 193 have been sold

•	The Maryland Building consists of 12,858 square meters of commercial space among which 11,310 have been sold and other remaining 1,548 square meters are held for leasing purposes.

Shenyang Xinchao Property Company Limited (“Xinchao”) was established in August 16, 2005 for a mixed-use development, later called the Xita Urban Reconstruction Project. The Xita project occupies 83,071 square meters of land with an estimated construction area of 350,000 square meters. As of December 31, 2006, Xinchao held a 70% equity interest in the Xita Project and Shenyang Yindu Property Company Limited (“Yindu”), another subsidiary of Great Chian International, holds the other 30%. A preliminary plan of the Xita project area has been submitted to the district government for approval. Because the plan was highly appraised by the government, so the government decided to expand the total development area to about double the original size; as a result, there was going to be a detailed review process on this substantial project, and the approval on the final plan would not be acquired even by the end of 2007. The Company has considered the financial pressure and timing problem; therefore, during 2007 the Company determined to cease development on this project and sell the associated assets.

Shenyang Heping District Investment Promotion Bureau, which is the agency overseeing development of the Xi Ta area is expanding the project and, as a consequence of the expansion, has reached an agreement with us to reacquire the land use rights for the Xita Project in exchange for refunding the land transfer fee of RMB 33,228,480, and reimbursing us for amounts expended on the development in the amount of RMB 12,345,180. On July 20, 2007, the local government approvals and procedures were completed for transferring the land use rights back to the local government and we received reimbursement of the land transfer fee of RMB 33,228,480 and the expended on the development of RMB 12,345,180 received in August 2007.

On August 7, 2007, the Company completed the acquisition of all of the issued share capital of Loyal Best Property Development Limited (“Loyal Best”), a Hong Kong limited company, from Gentle Knight Limited (“GKL”).

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

Pursuant to the letter of intent, the parties entered into a definitive agreement for the acquisition on June 28, 2007. The definitive agreement provided for closing of the transaction by August 10, 2007. The principal terms of the agreement were:

•	The Company purchased from GKL all of the outstanding shares of Loyal Best for US$4,010,000, of which US$2,580,000 was previously paid as a deposit and the remainder was paid at the closing.

•	The Company purchased from the directors of Loyal Best at a total price of US$20,500,000, all of the director loan notes issued by Loyal Best in the aggregate principal amount of

US$20,000,000, which were used to make Shenyang Loyal Best’s land transfer fee payment on the Project of US$20,000,000.

(3)   Results of Operations

Comparison of operations for the three months ended June 30, 2007 with the three months ended June 30, 2006:

The Company incurred net income of $2,059,799 for the three months ended September 30, 2007 compared to a net loss of $(1,623,644) for 2006, representing an increase of $3,683,443 or 227 % quarter on quarter. Components of sales and expenses resulting in this increase in net income are discussed below.

Sales revenues increased by $206,231 or 41% quarter-on-quarter to $709,419 for the three months ended September 30, 2007 compared to 2006 of $503,188. Rental and management fee income increased by $11,210 or 1% to $1,195,996 during the quarter ended September 30, 2007 from $1,184,786 for the comparable period in 2006. These changes are mainly attributable to:

•	Increase in sales of Chenglong Garden by $192,987 or 38%;

•	Increases in gross floor area sold by 134 square meters quarter-on-quarter to 617 square meters for the quarter ended September 30, 2007 compared to 483 square meters in 2006;

•	The number of units sold increased by 1 units or 33% quarter-on-quarter to 4 units for the quarter ended September 30, 2007 compared to 3 units in 2006;

•	Decreases in rental income by $21,954 or 3%; and

•	Increase in building management income by $33,163 or 9%; and

•	No new development projects were introduced during 2007.

Cost of revenue decreased by $528,251 or 44% during the quarter ended September 30, 2007, as compared to the corresponding period in 2006. This was primarily attributable to a decrease in the costs of management of the President Building.

Selling expenses decreased by $416,400 or 99% to $3,354 for the quarter ended September 30, 2007 as compared to $419,762 for the quarter ended September 30, 2006. The increase is mainly due to a decrease advertising expenses.

General and administrative expenses increased by $4,643,086 or 1116% to $5,059,096 during the three months ended September 30, 2007 compared to $416,010 for the three months ended September 30, 2006. The increase is due to provision for bad debt of $3,483,499 and handling fees of $509,934 paid during the quarter. Also, the Company incurred agent fee of $2,649,007 associated with acquisition of Loyal Best.

Total depreciation expense increased by $60,815 or 11% to $635,280 for the quarter ended September 30, 2007, compared to $574,465 for the corresponding period in 2006. $524,370 and $501,144 for the quarter ended September 30, 2007 and 2006, respectively, was reclassified into building management expenses.

Gain on settlement of debt amounting of $15,918,226 related to the buy-back of the previously non-performance ICBC loans totaling $23,166,667 (Rmb.173,750,000) from Shenyang Hua Hai International Investment Co., Limited.

Interest and financing costs increased by $1,201,944 to $2,155,487 for the quarter ended September 30, 2007, as compared to $953,493 for the quarter ended September 30, 2006. The increase was primarily due to additional borrowings during the quarter.

Comparison of operations for the nine months ended September 30, 2007 with the nine months ended September 30, 2006:

The Company incurred net income of $4,116,386 for the nine months ended September 30, 2007 compared to a net loss of $(4,121,680) for 2006, representing an increase of $8,238,066 or 200% period on period. Components of sales and expenses resulting in this increase in net income are discussed below.

Sales revenues decreased by $2,694,547 or 54% to $2,334,219 for the nine months ended September 30, 2007 compared to 2006 of $5,028,766. Rental and management fee income increased by $316,091 or 8% to $4,058,230 during the nine months ended September 30, 2007 from $3,742,139 for the comparable period in 2006. These changes are mainly attributable to:

•	Significant decrease in sales of Qiyun New Village by $1,733,726 or 94%;

•	Decreases in gross floor area sold by 5,272 square meters to 2,498 square meters for the nine months ended September 30, 2007 compared to 7,770 square meters in 2006;

•	The number of units sold decreased by 23 units or 62% to 14 units for the nine months ended September 30, 2007 compared to 37 units in 2006;

•	Increases in rental income by $184,624 or 7%; and

•	Increase in building management income by $131,467 or 12%; and

•	No new development projects were introduced during 2007.

Cost of revenue decreased by $1,345,192 or 26% during the nine months ended September 30, 2007, as compared to the corresponding period in 2006. This was primarily attributable to the 62% decrease in the number of units sold as described above.

Selling expenses decreased by $402,906 or 84% to $77,074 for the nine months ended September 30, 2007 as compared to $479,980 for the nine months ended September 30, 2006. The increase is mainly due to a decrease advertising expenses.

General and administrative expenses increased by $4,610,623 or 174% to $7,253,434 during the nine months ended September 30, 2007 compared to $2,642,811 for the nine months ended September 30, 2006. The increase is due to provision for bad debt of $3,625,323 and handling fees of $509,934 paid during the third quarter. Also, the Company incurred agent fee of $2,649,007 associated with acquisition of Loyal Best.

Depreciation and amortization expense increased by $49,205 or 3% to $1,750,523 for the nine months ended September 30, 2007, compared to $1,701,318 for the corresponding period in 2006. Depreciation expense of $1,565,929 and $1,496,580 for the nine months ended September 30, 2007 and 2006, respectively, was reclassified to building management expenses.

Other income increased by $5,960,265 in 2007 was due primarily to a land leveling fee .

Interest and financing costs increased by $283,810 to $3,450,746 for the nine months ended September 30, 2007, as compared to $3,166,936 for the nine months ended September 30, 2006. The increase was primarily due to an increase in borrowings.

(4)    Liquidity and Capital Resources

Net cash flows provided by (used in) operating activities for the nine months ended September 30, 2007, and 2006 were $16,579,087 and $5,361,286, respectively. The increase in funds provided by was primarily due to decrease in advance to suppliers and real estate held for sale offset by an increase in accounts receivable, accounts payable, taxes payable and entities held for sale during the nine months ended September 30, 2007.

Net cash flows provided by investing activities for the nine months ended September 30, 2007, was $3,189,606 compared to net cash flows $87,930,402 used in investing activities for the nine months ended September 30, 2006. The investing activity change was primarily construction projects was disposed in 2007 and new projects just starting in 2006.

Net cash flows used in financing activities for the nine months ended September 30, 2007, was $17,343,307 compared to net cash provided by financing activities of $74,290,748 for the nine months ended September 30, 2006 representing substantial additional borrowings in 2006 compared to the net amount of repayments in excess of proceeds in 2007.

Current liabilities exceeded current assets by $35,959,643 as of September 30, 2007. The working capital deficit was incurred primarily due to $13,053,333 of short term borrowings and $17,056,254 entities held for sale.

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

As of September 30, 2007, the Company’s subsidiary, Shenyang Maryland International Industry Co. Limited (“Maryland”), has ongoing discussions with lending banks to renegotiate various matured bank loans totaling $82,758,358 with the following relevant banks:

1. The Bank of China: As of September 30, 2007, bank loans from the Bank of China totaled $8,000,000. The loans were originally extended for the development of the President Building in 2000. While the bank had originally agreed orally on a 10-year long-term loan period for the project, in 2002, owing to a change in lending policy, the Bank changed the terms of the loans into short-term development loans. Since the maturity of the various loans by December 31, 2004, Maryland commenced ongoing negotiation with the Bank of China for an extension of the loans. Due to the initial verbal agreement and a credible relationship over the years, the Bank has agreed to renegotiate a settlement term. As of December 2006, the Company agreed to a debt-restructuring plan to repay the loans over the next three years. Payments remaining on the schedule are:

•	$2,000,000 in 2007;
•	$2,666,667 in 2008; and,
•	$3,333,333 in 2009.

2.  The Agricultural Bank of China: As of September 30, 2007, bank loans from the Agricultural Bank of China totaled $2,320,000. The loans were originally extended for the development of Chenglong Garden. Since the loans matured on December 21, 2005, Maryland has commenced ongoing negotiation with the Agricultural Bank of China for a short-term loan extension for another one-year term.

3.   Shenyang City Commercial Bank: As of June 30, 2007, bank loan from the Shenyang City Commercial Bank amounted to$21,333,333 (RMB 160,000,000). The loan was intended to finance the renovation of the President Building and to finance the Company's operations. Among the loan, RMB 120 million loan was borrowed on Dec. 13, 2005 due Dec. 12, 2006 at an annual interest of 7.254%, which is extended due Nov. 5, 2007 dated Dec. 5, 2006 at an annual interest of 8.19% during extension period. The remaining amount of RMB 40,000,000 was due June 12, 2009 with bears interest at 8.775%,

4.   On September 28, 2007, Shenyang Loyal Best Property Development Co., Limited entered into another Loan Agreement with Shenyang Hua Hai International Investment Co., Limited for an unsecured short-term loan totaling $60,000,000 (Rmb.450,000,000) for a loan period from August

10, 2007 to December 26, 2007 and carrying interest at 1.002% per month. The loan will be used in development of Olympic Center project.

As of September 30, 2007, Shenyang Loyal had repaid $13,266,667 (Rmb.99,500,000) and the balance of the unsecured loan was $46,733,333 (Rmb.350,500,000).

(5)   Contractual Obligations

The following table is a summary of the Company’s contractual obligations as of September 30, 2007:

	Total	Less than one year	1-3 Years	Thereafter
Short-Term Debt	$13,053,333	$13,053,333	$--	$--
Short-Term Debt under Entities held for sale	60,000,000	60,000,000	--	--
Long-Term Debt	7,653,333	240,000	5,813,333	1,600,000
Amounts due to related parties	23,513	23,513	--	--

Total Contractual Cash Obligations	$80,730,179	$73,316,846	$5,813,333	$1,600,000

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As an underpinning industry in China, real estate has developed into a crucial pulling force to the all-round growth of national economy with its long-term continuous speedy growth and positive momentum of both production and marketing thrive which have attracted extensive attention both in the domestic and from overseas. A lot of problems and risks arose with the real estate prosperity due to its overly rapid development.

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

Item  4. Controls and Procedures

As of September 30, 2007 an evaluation was performed under the supervision and with the participation of Great China's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Great China's disclosure controls and procedures. Based on that evaluation, Great China's management, including the Chief Executive Officer and Chief Financial Officer, concluded that Great China's disclosure controls and procedures were effective. There have been no significant changes in Great China's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

Item  1A. Risk Factors

Any statements in this discussion that are not historical facts are forward-looking statements that involve risks and uncertainties; actual results may differ from the forward-looking statements. Sentences or phrases that use such words as “believes,” “anticipates,” “plans,” “may,” “hopes,” “can,” “will,” “expects,” “is designed to,” “with the intent,” “potential” and others indicate forward-looking statements, but their absence does not mean that a statement is not forward-looking. Forward-looking statements are based on current expectations, estimates, and projections as of the date of this report, and they are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. Such forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this report and under the caption “ITEM 1A. RISK FACTORS” in our other reports filed with the Securities and Exchange Commission, including our reports on Form 10-Q for the interim periods ended June 30 and March 31, 2007, and in our annual report on Form 10-K for the year ended December 31, 2006. In particular, the matters discussed above under PART I, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS should be viewed as creating substantial uncertainty about the Company and its prospects for the future. Any one or a combination of factors could materially affect our operations and financial condition.

Item  6. Exhibits.

Exhibits: Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document
31.1	31	The certification of chief executive officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	31	The certification of chief financial officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	32	The certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: November 19, 2007	By:	/s/ Frank Jiang
Frank Jiang, Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2007	By:	/s/ Wang Li Rong
Wang Li Rong, Chief Financial Officer (Principal Financial and Accounting Officer)