Form 10-K
period 2007-12-31
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2008-04-15
CIK 828878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007, or

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

Registrant's Telephone Number: 0086-24-22813888

____________

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, Par Value $0.001

____________

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒   No☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☒   No☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. ☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐   No☒

The aggregate market value of voting stock held by non-affiliates on June 30, 2007, based on the average bid and asked prices on the last trading day prior to such date, was $44,099,872. As of March 31, 2008, the Registrant had outstanding 11,759,966 shares of common stock, par value $0.001.

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

Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION	Page

Part I

1.	Business	4

1A.	Risk Factors	9

1B.	Unresolved Staff Comments	12

2.	Properties	12

3.	Legal Proceedings	15

4.	Submission of Matters to a Vote of Security Holders	15

Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters	15
	and Issuer Purchases of Equity Securities

6.	Selected Financial Data	16

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

7A.	Quantitative and Qualitative Disclosures About Market Risk	24

8.	Financial Statements and Supplementary Data	25

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	25

9A(T).	Controls and Procedures	26

9B.	Other Information	27

Part III

10.	Directors, Executive Officers and Corporate Governance	27

11.	Executive Compensation	29

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	30

13.	Certain Relationships and Related Transactions, and Director Independence	31

14.	Principal Accountant Fees and Services	32

15.	Exhibits and Financial Statement Schedules	32

PART I

ITEM 1. BUSINESS

General

Great China International Holdings, Inc. (the “Company,” “we,” or “Great China Holdings”), through its various indirect subsidiaries, is engaged in commercial and residential real estate investment, development, sales and management in the city of Shenyang, Liaoning Province, in the People’s Republic of China (“PRC”). Amounts for 2007 expressed in U.S. dollars are based on a conversion rate of $1.00 for 7.29 Renminbi (RMB) at December 31, 2007, and amounts expressed in U.S. dollars for prior periods are based on conversion rates then in effect.

Effective July 5, 2005, the Company completed the acquisition of Silverstrand International Holdings Limited (“Silverstrand”), a Hong Kong limited liability company, by issuing 10,102,333 shares of its common voting stock to the former stockholders of Silverstrand in exchange for all of the capital stock of Silverstrand. For financial reporting purposes the acquisition was treated as a recapitalization of Silverstrand. On September 15, 2005, the Company changed its name to Great China International Holdings, Inc. (from Red Horse Entertainment Corporation). The Company was incorporated in the state of Nevada on December 4, 1987.

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

Business Overview

The Company engages in the development and sale of high quality private residential properties and commercial buildings for lease in the City of Shenyang, China. Shenyang Maryland, the Company’s indirect wholly-owned subsidiary, was one of the first private property developers and retailers in China. For the year ended December 31, 2007, the proceeds from the sales of properties constituted 45% of the total revenue from operations, with the remaining revenue consisting primarily of rental income. For the year ended December 31, 2006, the proceeds from the sales of properties constituted 56.57% of the total revenue.

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

Completed Projects

Great China Holdings has five completed real estate projects located in the city of Shenyang in which it has been selling and/or leasing units:

•	President Building comprises three blocks of commercial buildings, including two commercial towers, situated in Shenyang City, Heping North Street, which is the financial district of Shenyang. While the original intention was to sell a majority of the office buildings, management subsequently decided to retain most of the properties for leasing purposes. The buildings maintain a high occupancy rate with tenants that are primarily international companies, 25 of which are Fortune 500 companies. Great China Holdings’ head office is situated on the 25th and 26th Floors of President Building.

•	Chenglong Garden, situated in Shenyang Huanggu District, comprises 12 blocks of modern apartments consisting of 865 residential apartments, a number of retail shops and ancillary facilities including basement car parking facilities and parks. As of December 31, 2007, 853 units had been sold, and 12 residential units and 3197.78 square meters of commercial space remained available for sale and lease.

•	Qiyun New Village is situated along the Nanyun Riverside and consists of 347 residential units, 326 of which had been sold as of December 31, 2007.

•	Peacock Garden is situated in Shenyang City, Heping North Street, is in the commercial district of Shenyang and is comprised of 197 low-density residential apartments, 194 of which had been sold as of December 31, 2007.

•	The Maryland Building consists of 12,858 square meters of commercial space.

New/Proposed Projects

Xi Ta Project. In December 2005, we, through our subsidiaries Silverstrand and Shenyang Maryland International, acquired Shenyang Xinchao Property Company and Shenyang Yindu Property Company, which together held 100% of the rights granted for a mixed-use development located in the Heping District of Shenyang known as the Xita Urban Reconstruction Project the Xita Project confirmation letter issued by the Heping District Government in 2004. The confirmation letter, as subsequently amended, contemplated a 99,000 square meter project located in the Xi Ta area in the city of Shenyang. Under the confirmation letter we paid a land transfer fee of RMB 33,228,480. Shenyang Heping District Investment Promotion Bureau, which is the agency overseeing development of the Xi Ta area decided to expand the project and, as a consequence of the expansion, reached an agreement with us to reacquire the land use rights for the Xita Project in exchange for refunding the land transfer fee of RMB 33,228,480 (approximately $4,437,397), and reimbursing us for amounts expended on the development in the amount of RMB 12,345,180 (approximately $1,646,024). In July 2007, the local government approvals and procedures were completed for transferring the land use rights back to the local government and we received reimbursement of the land transfer fee of RMB 33,228,480. We received the remaining RMB 12,345,180 in August 2007. We incurred a net loss on the terminated Xi Ta Project of $1,504,604.

Chessboard Mountain.  Our subsidiary, Shenyang Jitian Property Company Limited, was established on February 22, 2006 for a new project development known as Chessboard Mountain Residential project located in the Chessboard Mountain International Tourism Development District in Shenyang City. In February 2006, Shenyang Jitian Property Company was confirmed as the highest bidder in a public auction for the Chessboard Mountain Residential project. The total purchase price for the 420,317 square meters land use rights was approximately $56.7 million, which was obtained through bank financing. In December 2006, we completed the sale of Shenyang Jitian Property Company to two unrelated companies in exchange for a total cash payment of $1,399,970 (the amount of our invested capital in Shenyang Jitian Property Company) and assumption of all bank debt incurred in connection with the acquisition of the Chessboard Mountain Residential project. In connection with the sale, Great China’s subsidiary, Shengyang Maryland International Industry Company Limited, entered into a Land Consolidation and Development Agreement with respect to the Chessboard Mountain Residential Project. Under the development agreement, Shenyang Maryland was engaged to arrange for necessary permitting, site preparation and installation of development infrastructure. As the developer/contractor, the contract provides for Shenyang Maryland to be paid a total of approximately RMB 104 million ($13.3 million) in staged amounts upon completion of different aspects of the development work provided for by the agreement. As of December 31, 2007, Shenyang Maryland had been paid a total of approximately RMB53.98 million ($7.4 million) under the development agreement.

Loyal Best. On August 7, 2007, Silverstrand completed the acquisition of all of the issued share capital of Loyal Best Property Development Limited (“Loyal Best”), a Hong Kong limited company. Loyal Best was the sole owner of an entity called Shenyang Loyal Best Hunnan Property Development Limited (“Shenyang Loyal Best”), a wholly owned foreign enterprise that is a party to a Confirmation Letter of Auction with respect to a parcel of land located at the center area of Hunnan New Zone in the city of Shenyang, China (the “LB Project”). Silverstrand paid US$4,010,000 to acquire the share capital of Loyal Best and paid and an additional US$20,500,000 to satisfy all director loan notes issued by Loyal Best, which funds were used to make Shenyang Loyal Best’s land transfer fee payment on the project of US$20,000,000. In September 2007, Shenyang Loyal Best closed funding under a bridge loan agreement with Shenyang Huahai International Investment Co., Ltd. (Shenyang Huahai) whereby Shenyang Huahai loaned RMB 450,000,000, or approximately US$60 million, to Shenyang Loyal Best for use in connection with development of the LB Project. In December 2007, Silverstrand completed the sale of all of the share capital of Loyal Best to an unrelated third party in exchange for cash consideration of 360 million Chinese yuan (approximately US$48.7 million) and the assumption by the purchaser of the loan from Shenyang Huahai for development of the LB Project. Of the cash sales price, Silverstrand had received $18 million by December 31, 2007. The balance of approximately $30.7 million was reflected on our year-end financial statements as a receivable and was received by us as of the end of March 2008. In connection with the sale of Loyal Best, we agreed to pay a finder’s fee to an unrelated third party of approximately $8.9 million.

Junhui Development Agreement. In November 2007, our indirect subsidiary, Shenyang Xinchao Property Co., Ltd. (“Xinchao”), entered into a joint development agreement with Beijing Century Junhui Investment Ltd. (“Junhui”), an unrelated third party, pursuant to which each of Xinchao and Junhui agreed to invest RMB 40 million (approximately $US5.4 million) as share capital in a newly-formed entity whose purpose shall be to jointly develop a commercial and residential project in Nanjing Street, Heping District, Shenyang, China. Subsequent to entering into the joint development agreement, Junhui and Xinchao were unsuccessful in obtaining the property for the project and, in accordance with the terms of the joint development agreement, the amount of Xinchao’s investment was refunded.

City of Shenyang

Shenyang is a city of approximately 7.2 million people in Liaoning Province, located in northeastern China (Manchuria), approximately 435 miles northwest of Beijing and approximately 171 miles northeast of North Korea. The largest city in northeast China, Shenyang is the economic, cultural, transportation and trade center of northeastern China, there being eight industrial cities within a 150-kilometer radius of Shenyang. Shenyang’s Taoxian International Airport is the largest airport in northeast China, and the city also has developed railway and expressway networks. Shenyang is comprised of the following districts: (i) Heping District, better known as “Downtown”; (ii) Shenhe District, just east of Downtown; (iii) Huanggu District, situated directly north of Downtown; (iv) Dadong District, located northeast of Downtown; (v) Tiexi District; (vi) Yuhong District; (vii) Dongling District; (viii) Shujiatun District; (ix) Hunnan New District; and (x) Shenbei New District. Shenyang is rich in industrial resources. Manufactures include heavy machinery, tractors, motor vehicles, cables, machine tools (Shenyang has one of the largest machine-tool plants in China), transformers, textiles, chemicals, paper products, medicines, and cement. Copper, zinc, and lead are also smelted in the city. Shenyang is also the seat of Liaoning University, Northeastern University, China Medical University, Shenyang Conservatory of Music, and numerous other specialized institutes. From 2001 to 2007, the GDP of Shenyang was continuously increasing with 2 digits in 5 years. In 2007, the GDP in Shenyang increased by 17.7%, which is 5.4% higher than the national GDP. The foreign investment was USD $5 billion.

Shenyang has experienced rapid renovation in urbanization since the PRC Central Government launched the “Developing the North East” Policy in 2003, and priority was given to Shenyang in the Policy. Shenyang urbanization has led to rapid and steady development in both residential construction and consumption, indicating the likelihood that the Shenyang real estate market will continue to develop and expand. Various Shenyang governmental policies aimed at implementing law and regulations and developing a business law framework have attracted both domestic and overseas investors to invest in Shenyang.

In 2007, consumer spending in Shenyang reached RMB 122.9 billion, an increase of 17.2 percent over the prior year, which was the highest growth rate in the past 10 years. We believe this indicates Shenyang is a growing urban area with a consumer base that can sustain robust residential and commercial real estate development.

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

These factors coupled with Shenyang’s expanding economy resulted in a total investment of RMB 53.8 billion in Shenyang real estate in 2007, an increase of 35.6 percent over the prior year. Further, 3.0826 million square meters of residential housing was sold in 2007 and the total sale price was RMB 133.12, which was 43.5% higher than the previous year.

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

Employees

The Company currently has 177 employees, 25 of whom are engaged in property development activities, 10 of whom are engaged in administration activities, and 142 of whom are engaged in property management activities.

Further Information and Reports

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

Risks Related to Our Business

We will continue to be dependent on bank loans to finance our projects and, therefore, our ability to operate and develop our business is dependent on our ability to deal with loans we now carry and obtain additional financing as needed.

The development of high quality residential and commercial projects requires substantial funds. We have relied on bank financing to acquire real estate for development and to fund operations. At December 31, 2007, we owed an aggregate of approximately $25.2 million in bank loans that mature within the subsequent 12 months. We also owed approximately $5.48 million in long-term bank loans.

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

For over 10 years the official exchange rate for the conversion of Renminbi to US dollars was unofficially pegged at US$1 to RMB8.28. In July 2005, the People’s Bank of China, the country’s central bank, began a new policy of calculating the Renminbi’s value against the US dollar using a weighted average of the prices given by major banks. The highest and lowest offers are excluded from the calculation. As a result of this change the RBM has appreciated against the US dollar so that the exchange rate was US$1 to RMB 7.29 at December 31, 2007. It should be expected that currency exchange fluctuations will occur in the future as a result of circumstances beyond our control, such as the level of trade deficit or equalization between the US and the PRC, global economic conditions, global currency markets, and other factors. All of our revenue is generated in the PRC in Renminbi, so that during periods that the US dollar is worth more in relation to the value of the Renminbi, the total revenue and results of operations of Great China Holdings reported in US dollars in the financial statements we publish in the US will be less. Consequently, fluctuations in exchange rates could adversely affect the US dollar value of our results of operations and the perceived value of Great China Holdings in the public market.

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

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our assets based in The Peoples Republic of China.

Because the majority of our assets are located in The Peoples Republic of China, it would also be very difficult to access those assets to satisfy an award entered against Great China Holdings in a U.S. court.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

General

As of December 31, 2007, the Company, through Shenyang Maryland, had five real estate projects located in the city of Shenyang in which it either was selling and/or leasing.

•	President Building comprises three blocks of commercial buildings, including two commercial towers, situated in Shenyang City, Heping North Street, which is the financial district of Shenyang. While the original intention was to sell a majority of the office buildings, management subsequently decided to retain most of the properties for leasing purposes. The buildings maintain a high occupancy rate with tenants that are primarily international companies, 25 of which are Fortune 500 companies. Great China Holdings’ head office is situated on the 25th and 26th Floors of President Building.

•	Chenglong Garden, situated in Shenyang Huanggu District, comprises 12 blocks of modern apartments consisting of 865 residential apartments, a number of retail shops and ancillary facilities including basement car parking facilities and parks. As of December 31, 2007, 853 units had been sold, and 12 residential units and 3197.78 square meters of commercial space remained available for sale and lease.

•	Qiyun New Village is situated along the Nanyun Riverside and consists of 347 residential units, 326 of which had been sold as of December 31, 2007.

•	Peacock Garden is situated in Shenyang City, Heping North Street, is in the commercial district of Shenyang and is comprised of 197 low-density residential apartments, 194 of which had been sold as of December 31, 2007.

•	The Maryland Building consists of 12,858 square meters, of which 11,310 have been sold and other remaining 1,548 square meters are held for leasing purposes.

		President Building	Peacock Garden	Chenglong Garden	Maryland Building	Qiyun New Village

Construction date	.................................................	June 1999	April 1999	June 2000	June 1997	April 1996

Construction completion date	..............................	Dec 2002	Nov 2000	Oct 2002	Nov 1998	Nov 1997

Permission for pre-sale/sales	..............................	Feb 2001	April 1999	June 2001	Dec 1997	July 1997

Date of first sales	.................................................	May 1999	May 1999	Sept 2001	Nov 1997	May 1997

The following table set forth information about the Company’s various projects:

Sales Revenue Mix

		2006		2007
		%	$	%	$
Properties sales:

Qiyun New Village	......................................................................................	20.4	2,600,996	5.0	487,694
Peacock Garden	............................................................................................	2.4	309,283	(6.6)	(637,368)
President Building	......................................................................................	--	--	7.0	674,750
Chenglong Garden Phases I & II	..................................................................	33.7	4,295,675	39.8	3,853,917

		56.5	7,205,954	45.2	4,378,993

Rental income		30.1	3,835,538	38.6	3,733,241

Building management income:		--	--	--	--
President Building Management Center	......................................................	13.4	1,696,801	16.2	1,564,394

		100.0	12,738,293	100.0	9,675,627

The President Building

The Company’s President Building, which was completed in 2002, consists of three blocks of commercial towers, each built according to international construction standards, situated in Shenyang City, Heping North Street in the financial district of Shenyang. The project occupies an area of 8,126 square meters on a total construction area of 77,000 square meters, and represents an investment by the Company of RMB 582 million (approximately US$71.8 million). While the Company’s original intention was to sell a majority of the office buildings, management subsequently decided to retain most of the properties for leasing purposes. The buildings maintain a high occupancy rate with tenants who are mostly international companies, 25 of which are Fortune 500 companies. The Company’s head office is situated on the 25th and 26th Floors of President Building.

When the President Building was built, it was one of the few commercial buildings in Shenyang which was positioned as premium commercial building. Over the years, a number of commercial buildings were built to fulfill an increasing demand. The President Building maintains its competitiveness mainly with its precious location at the financial center of Shenyang. Tenants’ satisfaction is closely monitored and maintained through surveys and regular networking meetings. Jones Lane LaSalle, as the property management consultant to the President Building, advising on the day-to-day operations of the building, helps to build up the prestige of the building as a brand name commercial building in Shenyang. Though minor renovations are ongoing in the Building, we anticipate no major renovations in the near future.

The aggregate occupancy rate for the two towers at the end of 2006 and 2007 was 94% and 98%, respectively, ranked among the highest in Shenyang. The tenants as a whole are engaged in a variety of businesses, including real estate, foreign trade, investment, insurance, e-commerce, media, advertisement, and heath care.

In June 2007, Shenyang Maryland closed funding under a loan agreement with Shenyang City Commercial Bank (Holdings) Co., Ltd. (Zhongshan Branch) (the “Bank”) whereby the Bank agreed to loan RMB 40,000,000, or approximately US$5,486,968, to Shenyang Maryland for use in connection with renovation of the President Building, repurchase of assets from the Industrial and Commercial Bank of China and other purposes. The principal amount of the loan bore interest at 8.775% until September 15, 2007 and 9.711% thereafter; the principal amount of the loan, along with any accrued interest, is due on June 12, 2009. The loan agreement provides that Shenyang Maryland must notify the Bank of certain material changes in its business that may occur during the term of the loan agreement, provides for penalties in the event of various events of default, and also provides that the amount of the Loan is secured by a pledge of property owned by Shenyang Maryland, including part of the President Building, as security for payment of the loan.

The total area of the President Building owned by the Company is 59,811 square meters, and the mortgaged area is 50,055.64 square meters. The realty tax for the President Building is 12% of the total rental income, and the total realty tax for the year 2007 is RMB 4,147,167 (approximately US$ 568,884). The mortgage details for the President Building are as follows:

Lender(bank)	Amount of loan RMB:ten thousand)	Guaranty (President Building)	Mortgaged Area
Bank of China Zhongshan Branch	5,500	Block C, 5th-12th floor	8949.68

		Block C, 20th-23rd floor	4389.72

Agriculture Bank of China Binhe Branch	1,740	Block C, 24th-26th floor	3292.29

		Block A, 1st-4th floor (axle 1-7)	6349.20

		Block A, 8th-9th floor	2195.72

Commercial Bank of China Zhongshan Branch	14,800	Block A, 11th –14th floor	4380.76

		Block A, 17th-26th floor	10925.20

		Block B, 3rd-4th floor, (axle 7-11)	1891.06

		Block C, 13th – 19th Floor	7682.01

Total mortgaged area			50055.64

Chenglong Garden

Chenglong Garden, Shenyang Huanggu District, comprises 12 blocks of modern apartments consisting of 865 residential apartments, a number of retail shops and ancillary facilities including basement car parking facilities and parks. The project is situated near Beiling Park, schools and Hymall and Megamart. Approximately 95% of the area comprising Chenglong Garden had been sold as of December 31, 2007.

Qiyun New Village

Qiyun New Village is situated along the Nanyun Riverside and consists of 347 residential units. Qiyun New Village was introduced to the real estate market in 1999. The Company introduced a “Five-year Trial Accommodation Scheme” (the “Scheme”) to attract potential buyers. Under the Scheme, property buyers are required to pay a refundable deposit totalling $6,039 (RMB50,000), and pay a 30% deposit based on the sales price of the property over 5 years in monthly installments throughout the trial period. (The initial $6,039 payment is included in the 30% deposit; however, this amount is refundable, whereas the balance of the payments is not.) The remaining 70% of the consideration is due and payable immediately after the trial period when the property buyers must exercise their option whether or not to complete the purchase. If the buyer chooses not to buy the property, only the $6,039 initial deposit will be refunded to the buyer, and the remainder of the deposit amount is retained and recognized as rental income in the year in which such payments arose. Fifteen units were still under the Scheme as of December 31, 2007; of these, 10 participants of the Scheme agreed to purchase the unit, and sales revenues for their units were recognized during the year ended December 31, 2007.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a shareholder vote during the quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of Great China Holdings trades in the over-the-counter market under the symbol “GCIH.” The following table sets forth for the respective periods indicated the prices of the common stock in the over-the-counter market, as reported and summarized on the OTC Bulletin Board. Such prices are based on inter-dealer bid and ask prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended	High Bid ($)	Low Bid ($)
March 31, 2006............................................................................................................	9.00	5.50
June 30, 2006...............................................................................................................	14.98	7.00
September 30, 2006.....................................................................................................	12.70	3.50
December 31, 2006.....................................................................................................	4.90	2.50
March 31, 2007...........................................................................................................	5.40	3.90
June 30, 2007..............................................................................................................	4.00	2.20
September 30, 2007....................................................................................................	3.80	2.75
December 31, 2007.....................................................................................................	2.50	0.76

Dividends

We did not make any distributions to shareholders in 2007 or 2006. Our present intention is to retain any earnings for use in our business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Security Holders

At March 15, 2008, there were approximately 202 holders of record of our common stock.

Equity Compensation Plans

(c)
Number of securities
	(a)		remaining available for
	Number of securities to be	(b)	future issuances under
	issued upon exercise of	Weighted average exercise	equity compensation plans
	outstanding options,	price of options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))

Equity compensation plans	None	N/A	None
approved by stockholders

Equity compensation plans not	10,000	$ 4.65	N/A
approved by stockholders

Repurchases of common stock

There were no repurchases of equity securities by Great China International in the fourth quarter of 2007.

ITEM 6.     SELECTED FINANCIAL DATA

The following tables set forth selected financial data for each of the years in the five-year period ended December 31, 2007. The consolidated statement of operations data and balance sheet data are derived from the audited Consolidated Financial Statements of Great China International and its predecessors. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this report.

Consolidated Statement of Operations Data (in thousands):

Year Ended December 31,

	2007	2006	2005	2004	2003
Revenues	$9,676	$12,738	$26,524	$29,671	$30,285
Net income (loss) from continuing operations	$439	$(3,715)	$80	$(597)	$1,620
Net income (loss) per share, basic and diluted	$2.07	$(0.33)	$0.01	$(0.06)	$0.15

Consolidated Balance Sheet Data (in thousands):

December 31,

	2007	2006	2005	2004	2003
Total assets	$100,471	$69,929	$79,420	$79,844	$95,773
Long-term obligations	$5,487	$1,999	$3,266	$18,369	$51,754
Cash dividends per common share	$-0-	$-0-	$-0-	$-0-	$-0-

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

History and Development of Great China International Holdings

Great China International is a comprehensive real estate company with principal activities in real estate investment, development, sales and management. We conduct all our operation in the People’s Republic of China through our direct and indirect wholly owned subsidiaries; Shenyang Maryland International Industry Company Limited, Shenyang Yindu Property Company Limited, Shenyang Xinchao Property Company Limited, and Silverstrand International Holdings Company Limited.

Business Overview

Great China Holdings engages in the development and sale of high quality private residential properties and commercial buildings for lease in the City of Shenyang, China. Shenyang Maryland, our indirect wholly-owned subsidiary, was one of the first private property developers and retailers in China. For the year ended December 31, 2007, the proceeds from the sales of properties constituted 45% of the total revenue from operations, with the remaining revenue consisting primarily of rental income. For the year ended December 31, 2006, the proceeds from the sales of properties constituted 56.57% of the total revenue.

Development activity typically consists of locating and acquiring ownership and property rights to real property, arranging for project financing, managing project planning and construction, and implementing sales and leasing of the finished realty. We may obtain/purchase land use rights from the following sources: (i) purchases from factories which have relocated; (ii) redevelopment of older areas; and (iii) government public tenders or auctions. Overall management of all projects developed by us is undertaken by special project teams from our company. The special project teams oversee and monitor the various stages of the project development process to ensure the timely completion and construction of high quality properties.

Completed Projects

Great China Holdings has five completed real estate projects located in the city of Shenyang in which it has been selling and/or leasing units:

•	President Building comprises three blocks of commercial buildings, including two commercial towers, situated in Shenyang City, Heping North Street, which is the financial district of Shenyang. While the original intention was to sell a majority of the office buildings, management subsequently decided to retain most of the properties for leasing purposes. The buildings maintain a high occupancy rate with tenants that are primarily international companies, 25 of which are Fortune 500 companies. Great China Holdings’ head office is situated on the 25th and 26th Floors of President Building.

•	Chenglong Garden, situated in Shenyang Huanggu District, comprises 12 blocks of modern apartments consisting of 865 residential apartments, a number of retail shops and ancillary facilities including basement car parking facilities and parks. As of December 31, 2007, 853 units had been sold, and 12 residential units and 3197.78 square meters of commercial space remained available for sale and lease.

•	Qiyun New Village is situated along the Nanyun Riverside and consists of 347 residential units, 326 of which had been sold as of December 31, 2007.

•	Peacock Garden is situated in Shenyang City, Heping North Street, is in the commercial district of Shenyang and is comprised of 197 low-density residential apartments, 194 of which had been sold as of December 31, 2007.

•	The Maryland Building consists of 12,858 square meters of commercial space.

New/Proposed Projects

Xi Ta Project. In December 2005, we, through our subsidiaries Silverstrand and Shenyang Maryland International, acquired Shenyang Xinchao Property Company and Shenyang Yindu Property Company, which together held 100% of the rights granted for a mixed-use development located in the Heping District of Shenyang known as the Xita Urban Reconstruction Project the Xita Project confirmation letter issued by the Heping District Government in 2004. The confirmation letter, as subsequently amended, contemplated a 99,000 square meter project located in the Xi Ta area in the city of Shenyang. Under the confirmation letter we paid a land transfer fee of RMB 33,228,480. Shenyang Heping District Investment Promotion Bureau, which is the agency overseeing development of the Xi Ta area decided to expand the project and, as a consequence of the expansion, reached an agreement with us to reacquire the land use rights for the Xita Project in exchange for refunding the land transfer fee of RMB 33,228,480 (approximately $4,437,397), and reimbursing us for amounts expended on the development in the amount of RMB 12,345,180 (approximately $1,646,024). In July 2007, the local government approvals and procedures were completed for transferring the land use rights back to the local government and we received reimbursement of the land transfer fee of RMB 33,228,480. We received the remaining RMB 12,345,180 in August 2007. We incurred a net loss on the terminated Xi Ta Project of $1,504,604.

Chessboard Mountain. Our subsidiary, Shenyang Jitian Property Company Limited, was established on February 22, 2006 for a new project development known as Chessboard Mountain Residential project located in the Chessboard Mountain International Tourism Development District in Shenyang City. In February 2006, Shenyang Jitian Property Company was confirmed as the highest bidder in a public auction for the Chessboard Mountain Residential project. The total purchase price for the 420,317 square meters land use rights was approximately $56.7 million, which was obtained through bank financing. In December 2006, we completed the sale of Shenyang Jitian Property Company to two unrelated companies in exchange for a total cash payment of $1,399,970 (the amount of our invested capital in Shenyang Jitian Property Company) and assumption of all bank debt incurred in connection with the acquisition of the Chessboard Mountain Residential project. In connection with the sale, Great China’s subsidiary, Shengyang Maryland International Industry Company Limited, entered into a Land Consolidation and Development Agreement with respect to the Chessboard Mountain Residential Project. Under the development agreement, Shenyang Maryland was engaged to arrange for necessary permitting, site preparation and installation of development infrastructure. As the developer/contractor, the contract provides for Shenyang Maryland to be paid a total of approximately RMB 104 million ($13.3 million) in staged amounts upon completion of different aspects of the development work provided for by the agreement. As of December 31, 2007, Shenyang Maryland had been paid a total of approximately RMB53.98 million ($7.4 million) under the development agreement.

Loyal Best. On August 7, 2007, Silverstrand completed the acquisition of all of the issued share capital of Loyal Best Property Development Limited (“Loyal Best”), a Hong Kong limited company. Loyal Best was the sole owner of an entity called Shenyang Loyal Best Hunnan Property Development Limited (“Shenyang Loyal Best”), a wholly owned foreign enterprise that is a party to a Confirmation Letter of Auction with respect to a parcel of land located at the center area of Hunnan New Zone in the city of Shenyang, China (the “LB Project”). Silverstrand paid US$4,010,000 to acquire the share capital of Loyal Best and paid and an additional US$20,500,000 to satisfy all director loan notes issued by Loyal Best, which funds were used to make Shenyang Loyal Best’s land transfer fee payment on the project of US$20,000,000. In September 2007, Shenyang Loyal Best closed funding under a bridge loan agreement with Shenyang Huahai International Investment Co., Ltd. (Shenyang Huahai) whereby Shenyang Huahai loaned RMB 450,000,000, or approximately US$60 million, to Shenyang Loyal Best for use in connection with development of the LB Project. In December 2007, Silverstrand completed the sale of all of the share capital of Loyal Best to an unrelated third party in exchange for cash consideration of 360 million Chinese yuan (approximately US$48.7 million) and the assumption by the purchaser of the loan from Shenyang Huahai for development of the LB Project. Of the cash sales price, Silverstrand had received $18 million by December 31, 2007. The balance of approximately $30.7 million was reflected on our year-end financial statements as a receivable and was received by us as of the end of March 2008. In connection with the sale of Loyal Best, we agreed to pay a finder’s fee to an unrelated third party of approximately $8.9 million.

Junhui Development Agreement. In November 2007, our indirect subsidiary, Shenyang Xinchao Property Co., Ltd. (“Xinchao”), entered into a joint development agreement with Beijing Century Junhui Investment Ltd. (“Junhui”), an unrelated third party, pursuant to which each of Xinchao and Junhui agreed to invest RMB 40 million (approximately $US5.4 million) as share capital in a newly-formed entity whose purpose shall be to jointly develop a commercial and residential project in Nanjing Street, Heping District, Shenyang, China. Subsequent to entering into the joint development agreement, Junhui and Xinchao were unsuccessful in obtaining the property for the project and, in accordance with the terms of the joint development agreement, the amount of Xinchao’s investment was refunded.

Results of Operations

Comparison of operations for the year ended December 31, 2007 with the year ended December 31, 2006:

The Company incurred net income of $24,325,722 for the year ended December 31, 2007 compared to a net loss of $3,746,802 for 2006, representing an increase of $28,072,523 or 749% year on year. The majority of this income resulted from income (gain) from discontinued operations, which was $23,885,783 for 2007, as compared to a loss of $32,163 for 2006. Great China International incurred a loss from operations for the year ended December 31, 2007 of $5,894,965, as compared to a loss of $1,707,993 for the year ended December 31, 2006, an increase of $4,186,972

Sales revenues decreased by $2,826,961 or 39% year-on-year to $4,378,993 for the year ended December 31, 2007 compared to 2006 of $7,205,954. Rental and management fee income decreased by $235,704 or 4% to $5,296,635 during the year ended December 31, 2007 from $5,532,339 for the comparable period in 2006. These changes are mainly attributable to the decreased sales volume of the remaining building units.

Cost of properties sold decreased by $728,142 or 11% during the year ended December 31, 2007, as compared to the corresponding period in 2006. This was primarily attributable to the decrease in the number of units sold as described above.

Operating and selling expenses decreased by $1,410,531 or 77% to $414,179 for the year ended December 31, 2007 as compared to $1,824,710 for the year ended December 31, 2006. The decrease is demanded for business development.

General and administrative expenses increased by $2,970,921 or 77% to $6,831,838 during the year ended December 31, 2007 compared to $3,860,917 for the year ended December 31, 2006. The increase is due the bad debt provision accrued for other receivables from Su Zhong Construction of $3,628,085 during the year and also a reduction in consulting fee of $411,263.

Total depreciation expense increased by $292,057 or 14% to $2,343,721 for the year ended December 31, 2007, compared to $2,051,664 for the corresponding period in 2006, since the growth of fixed assets held by the company for business expansion.

Other income increased $9,628,531 or 759% to $10,897,060 in 2007 from $1,268,529 in 2006 due primarily to several non-routine transactions, such as the land leveling income of $1,929,041, gain on settlement of debt of China Great Wall Asset Management Corporation totaling $11,115,201 as well as loss on terminated project of $1,504,604.

Interest and financing costs decreased by $227,828 to $3,047,347 for the year ended December 31, 2007, as compared to $3,275,175 for the year ended December 31, 2006. The decrease was primarily due to subsequent repayments of outstanding loans.

On July 30, 2007, Great China International, through its subsidiary Shenyang Maryland, entered into an agreement to repurchase and effectively settle overdue debt in the amount of $23,166,667 and outstanding interest payable of $439,014, which amounts had been purchased from the original lender by an unrelated third party. We purchased the debt for total consideration of $7,581,333, resulting in gain on settlement of debt of $11,115,201.

In addition to the foregoing, we realized a net extraordinary gain from the disposition of our interest in our indirect subsidiary, Loyal Best Property Development Limited, during 2007 in the amount of $23,947,054. This gain was the primary contributor to our net income for the year in the amount of $24,325,722, compared to a net loss of $(3,746,802) in 2006.

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

Liquidity and Capital Resources

Net cash flows provided by operating activities for the years ended December 31, 2007, 2006 and 2005 were $60,030,597, $4,517,894, and $4,903,230 respectively. The substantial increase in 2007 was attributable to a significant increase in net income, due primarily to a gain on disposition of a subsidiary and a gain upon settlement of debt, an a correspondingly large increase in other payables and accrued expenses.

Net cash flows used in investing activities for the year ended December 31, 2007, was $26,783,687 compared to $7,391,802 and $7,191,560 for the years ended December 31, 2006 and 2005. This significant change in 2007 is primarily attributable to the net effect of the following:

•	a decrease in construction in progress of $9,630,817 during the year, resulting from the fact that we currently have no construction in progress;
•	a net increase in property and equipment of $7,354,196, resulting primarily from a vehicle purchase, the decoration expense for the Presidential Building and the repurchase of properties on the 16th floor of the Presidential Building; and
•	an aggregate of $30,701,958 used in investing activities from discontinued operations.

Net cash flows used in financing activities for the year ended December 31, 2007, was $26,222,274 compared to net cash used by financing activities of $6,521,760 for the year ended December 31, 2006. Net cash flows provided by financing activities for the year ended December 31, 2005 was $12,178,034, provided primarily from borrowings. The significant difference between the years ended December 31, 2007 and 2006 was primarily attributable to payment and settlement of overdue debt. On July 30, 2007, Great China International, through its subsidiary Shenyang Maryland, entered into an agreement to repurchase and effectively settle overdue debt in the amount of $23,166,667 and outstanding interest payable of $439,014, which amounts had been purchased from the original lender by an unrelated third party. We purchased the debt for total consideration of $7,581,333, resulting in gain on settlement of debt of $11,115,201.

As of December 31, 2007, current liabilities exceeded current assets by $19,710,593, as compared to 51,178,976 as of December 31, 2006. The working capital deficit as of December 31, 2007 was incurred primarily due to accounts payable and accrued expense of $14,338,903, other payables related to disposal of subsidiary of $19,392,951 and taxes payable of $8,552,316. Cash and equivalents were $10,044,579 at December 31, 2007, compared to $1,769,744 at December 31, 2006, an increase of $8,274,835, or 468%.

Outlook For 2008

In 2007, the Company amassed capital reserves related to the Chess Board Mountain project, the sale of Loyal Best and loan restructuring. With these reserves, our management intends to continue to seek potential opportunities in real estate development and investments. Meanwhile, management believes that the Company will continue to achieve revenue from the sales of properties, through land leveling fees associated with completion of the Chessboard Mountain project, and from leasing revenues from the President Building.

Contractual Obligations

The following table is a summary of Great China International’s contractual obligations as of December 31, 2007:

	Total	Less than one year	1-3 Years	Thereafter
Short-Term Debt	$25,231,297	$25,231,297	$--	$--
Long-Term Debt	5,486,968	--	5,486,968	--
Amounts due to related parties	--	--	--	--
Construction commitments	--	--	--	--
Total Contractual Cash Obligations	$30,718,265	$25,231,297	$5,486,968	$--

Critical Accounting Policies

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and the following is a summary of significant accounting policies:

Principles of Consolidation – All significant inter-company transactions and balances within the Company are eliminated in consolidation.

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

Allowance for Doubtful Accounts - The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and other receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2007 and 2006, the Company reserved $5,174,895 and $1,443,476 respectively.

Advances from buyers – Advances from buyers represents prepayments from buyers on properties on which sales revenues have not yet been recognized for financial reporting purposes.

Properties held for sale – The Company capitalizes as properties held for sale, the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. At December 31, 2007 and 2006, properties held for sale amounted to $7,696,437 and $10,620,550 respectively.

Property and equipment – Property and equipment is being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over useful lives.Repairs and maintenance costs are normally charged to the statement of operations in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized during the years ended December 31, 2007, 2006 and 2005.

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

Revenue Recognition

Real estate sales

Real estate sales are reported in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate”. Profit from the sales of development properties, less 5% business tax, is recognized by the full accrual method when the sale is consummated. A sale is not considered consummated until (1) the parties are bound by the terms of a contract, (2) all consideration has been exchanged, (3) any permanent financing of which the seller is responsible has been arranged, (4) all conditions precedent to closing have been performed, (5) the seller does not have substantial continuing involvement with the property, and (6) the usual risks and rewards of ownership have been transferred to the buyer. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a deposit liability. Real estate rental income, less 5% business tax, is recognized on the straight-line basis over the terms of the tenancy agreements.

For land sales, the Company recognizes the revenue when title of the land development right is transferred and collectability is assured.

For the reimbursement on infrastructure costs, the Company recognizes the income(loss), which is at the fair market value agreed between the Company and the PRC government, when they enter into a binding agreement with the government agreeing on the reimbursement.

Real Estate Capitalization and Cost Allocation

Real estate held for development or sale consists of residential and commercial units under construction and units completed. Construction in progress includes costs associated in development and construction of the Xita project

Real estate held for development or sale is stated at cost or estimated net realizable value, whichever is lower. Costs include land and land improvements, direct construction costs and development costs, including predevelopment costs, interest on indebtedness, real estate taxes, insurance, construction overhead and indirect project costs. Selling and advertising costs are expensed as incurred. Total estimated costs of multi-unit developments are allocated to individual units based upon specific identification methods.

If the real estate is determined to be impaired, it will be written down to its fair market value. Real estate held for development or sale costs include the cost of land use rights, land development and home construction costs, engineering costs, insurance costs, wages, real estate taxes, and interest related to development and construction. All costs are accumulated by specific projects and allocated to residential and commercial units within the respective projects. The Company leases the land for the residential unit sites under land use rights with various terms from the government of the PRC. The Company evaluates the carrying value for impairment based on the undiscounted future cash flows of the assets. Write-downs of inventory deemed impaired would be recorded as adjustments to the cost basis.

No depreciation is provided for construction in progress.

Capitalization of Interest

In accordance with SFAS 34, interest incurred during construction is capitalized to construction in progress. All other interest is expensed as incurred. During the year ended December 31, 2007, the Company did not have any construction therefore no interest was capitalized.

Other income

Other income consists of land leveling income, which was one-time service performed which was requested by our customers and gain on settlement of debt. These revenues are recognized when the services have been performed and the settled amount has been paid in accordance with the terms of the agreement.

Foreign currencies - The Company’s principal country of operations is in The People’s Republic of China. The financial position and results of operations of the Company are determined using the local currency (“Renminbi”or “Yuan”) as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities of the Company have been translated at year- end exchange rates, while revenues and expenses have been translated at average exchange rates in effect during the year. Resulting cumulative translation adjustments have been recorded as other comprehensive income (loss) as a separate component of stockholders' equity. Equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US Dollars”) are dealt with as an exchange fluctuation reserve in shareholders’ equity.

Earnings Per Share – Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

Fair value of financial instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as at December 31, 2007 and 2006, because of the relatively short-term maturity of these instruments.

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

Stock-based compensation – In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has adopted SFAS 123R and related FASB Staff Positions (“FSPs”) as of January 01, 2006 and recognizes stock-based compensation expense using the modified prospective method.

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

Recent accounting pronouncements

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

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15,

2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements: (a) a brief description of the provisions of this Statement; (b) the date that adoption is required; and (c) the date the employer plans to adopt the recognition provisions of this Statement, if earlier. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements. The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009. The management is currently evaluating the effect of this pronouncement on financial statements.

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

The contradictions of real estate market structure in some regions emerged, among which the contradiction of commodity houses supply structure is conspicuous. One hand, some large-area residences, high rises and premium projects emerged in endlessly, but they are unsuitable for sale; on the other hand, normal-sized commodity houses and economic and functional houses targeting the low and medium wages earners in the urban area are in short supply. The housing price still rises faster in some cities, the construction of living houses safeguard system lags behind in other cities, which resulted in the in harmony between supply and demand. So the order of real estate market is to be further standardized.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Great China International’s financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1, following page 36.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 1, 2007, the Company’s certifying accountant, Murrell, Hall, McIntosh & Co PLLP (“MHM”) resigned as the Company’s independent auditor. The resignation was due to business reasons and was not due to any disagreement between the Accountant and the Company and its management.

The Company’s management represents as follows:

(a)      There have been no disputes between management and MHM, and the MHM’s report contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to audit scope, accounting principles, or uncertainties, except for the issue of “going concern,” for the fiscal years or any later interim period through the date of resignation. In the auditors' report for the fiscal years ended December 31, 2006 and 2005, the last two years for which the auditor issued a report, the auditor expressed doubts about the Company's ability to “continue as a going concern.”

(b)      During the Company's two most recent fiscal years and any subsequent interim period through the date of resignation, there were no disagreements with MHM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

(c)      MHM expressed no disagreement or difference of opinion regarding any “reportable event” as that term is defined in Item 304(a)(1)(v) of Regulation S-K, including but not limited to:

(i)     MHM has not advised the Company that the internal controls necessary for the registrant to develop reliable financial statements do not exist, except for as disclosed in Item 3 of the Company’s Form 10-Q filed on November 16, 2006 for the period ended September 30, 2006;

(ii)     MHM has not advised the Company that information has come to its attention that has led it to no longer be able to rely on management's representations, or that has made it unwilling to be associated with the financial statements prepared by management;

(iii)     MHM has not advised the Company of the need to expand significantly the scope of its audit, or notified the Company that information has come to MHM's attention that if further investigated may (A) materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements), or (B) cause it to be unwilling to rely on management's representations or be associated with the Company's financial statements, and due to MHM's resignation (due to audit scope limitations or otherwise) or dismissal, or for any other reason, MHM did not so expand the scope of its audit or conduct such further investigation;

(iv)     MHM has not advised the Company that information has come to its attention that it has concluded materially impacts the fairness or reliability of either (A) a previously issued audit report or the underlying financial statements, or (B) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to MHM's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements), and due to the MHM's resignation, or for any other reason, the issue has not been resolved to MHM's satisfaction prior to its resignation.

On August 9, 2007, the Company engaged Henny Wee & Co. (“HWC”), ass its independent accountant. On October 22, 2007, HWC resigned as the Company’s independent auditor, so HWC served as the Company’s certifying accountant for just over two months. During that limited period of service, there were no disputes between the Company’s management and HWC, and HWC did not issue any audit report on the Company’s financial statements because it did not conduct any audit of the financial statements of the Company. Furthermore, during the brief period of service there were no disagreements with HWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to HWC’s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with any report it might have issued on the financial statements of the Company, and there were no reportable events described in Item 304(a)(1)(v) of Regulation S-K.

On October 22, 2007, the board of directors of the Company approved the engagement of Kabani & Company, Inc., as its new independent accountant. During the two most recent fiscal years and through the October 22, 2007, neither the Company nor any one on behalf of the Company had consulted with Kabani & Company, Inc., regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any other matters or reportable events required to be disclosed under Items 304(a)(2)(i) or (ii) of Regulation S-K.

ITEM 9A(T).     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

During the fourth quarter of 2007, Great China Holdings hired outside consultants to assist us in performing a top-down risk assessment, documenting in detail the existing controls and creating certain new controls. This action was not an indication any significant deficiencies or material weaknesses of internal controls, but part of the Company’s ongoing strategy regarding improvement of operational efficiency and effectiveness. As a result of this review, management believes that our internal controls over financial reporting are effective.

Attestation Report

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and officers

Set forth in the table below are the names, ages and positions of our current directors and executive officers. None of our directors or executive officers has any family relationship to any other director or executive officer.

Name	Age	Position	Since
Frank Jiang	53	Chairman of the Board of Directors and Chief Executive Officer	2005
Wang Li Rong	45	Director and Chief Financial Officer	2005
Duan Jing Shi	56	Director	2005
Wang Jian Guo	34	Director	2006
Raymond Reed Baker	32	Director	2008

Chen Jin Rong was a director as of December 31, 2007, but resigned as a director on April 2, 2008 due to personal reasons.

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

Raymond Reed Baker is a Managing Director with The One World Investment Group and has lived in China since 2004. He began his career with PricewaterhouseCoopers LLP, serving in the Transition Services practice and specializing in financial due diligence. Mr. Baker is a Certified Public Accountant in the state of Pennsylvania, has a B.S. in Accounting from The Pennsylvania State University and an MBA from Hong Kong University.

Audit Committee; Financial Expert

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

Code of Ethics

Great China Holdings has adopted a Code of Ethics applicable to its chief executive officer and chief financial officer, a copy of which will be provided to any person, free of charge, upon request. A request for a copy of the Code of Ethics should be in writing and sent to Ms. Zou Liang, Great China International Holdings, Inc., C Site 25-26F President Building, No. 69 Heping North Street, Heping District, Shenyang 110003, The People’s Republic of China.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of Great China International’s common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission regulations to furnish Great China International with copies of all Section 16(a) forms they file. Based solely on Great China International’s review of copies of such reports and representations from Great China International’s executive officers and directors, and greater than ten-percent beneficial owners, Great China International believes that its executive officers and directors complied with all Section 16(a) filing requirements during the fiscal year ended December 31, 2007, except for the following: Frank Jiang reported on a Form 5 filed February 14, 2008, seven separate purchases of Great China International common stock in 2006 and 2007 by his spouse that were not reported earlier on five Form 4s that should have been filed based on the timing of the transactions; and, Wang Jian Guo reported on a Form 5 filed February 14, 2008, the receipt in January 2007 of an option to purchase 10,000 shares of Great China International common stock that was not reported earlier on Form 4.

ITEM 11.      EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our Board of Directors makes all evaluations and decisions regarding executive and board compensation. To date Great China International has not established any policies, goals, or other processes for setting compensation for its executive officers and directors because of pre-existing employment and compensation arrangements that Great China International has not chosen to revisit or modify. Historically Great China International has negotiated employment arrangements with executive officers on an individual basis. However, the current employment contract with the Chief Executive Officer expired at the end of 2007, so the Board of Directors is now evaluating the terms of employment and compensation for 2008 and subsequent periods. Great China has not established any long-term benefit or stock plans for its officers, directors or employees. In the past options to purchase common stock of the Company have been granted to executive officers on an individually negotiated basis. If the Board of Directors considers later in 2008 the development of a more comprehensive approach to compensation, it may consider adopting long-term benefit and stock plans for executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary($)	Option Awards($) (1)	All Other Compensation($)	Total($)
Frank Jiang	2007	111,111	--	--	111,111
President and CEO	2006	12,000	--	--	12,000
	2005	28,600	--	--	28,600

Wang Li Rong, CFO	2007	16,049	--	--	16,049
	2006	--	--	--	--
	2005	--	--	--	--

(1)     The dollar values shown reflect the compensation cost of the awards, before reflecting forfeitures, over the requisite service period, as described in SFAS 123R. The assumptions we used in valuing these awards are described in Note 13 to our Consolidated Financial Statements included in this Form 10-K.

Discussion of Summary Compensation Table

Shenyang Maryland entered into a standard form employment agreement with Frank Jiang, the term of which runs from January 1, 2003 to December 31, 2007, which provided for annual compensation of $28,600, but does not contain any unusual severance or early termination provisions. During the fiscal year ended December 31, 2007, Mr. Jiang’s annual compensation was adjusted to $137,174.

Shenyang Maryland entered into a standard form employment agreement with Wang Li Rong, the term of which ran from January 1, 2007 to December 31, 2007, which provided for annual compensation of $17,833, but did not contain any unusual severance or early termination provisions. Subsequent to year-end, the Board of Directors authorized an increase from February 2008 in the annual salaries of Mr. Frank Jiang and Ms. Wang Li Rong, to 2,000,000 RMB and 190,000 RMB, respectively.

Grants of Plan Based Awards

There were no grants of plan-based awards to our named executive officers during the year ended December 31, 2007.

Outstanding Equity Awards

There are no outstanding equity awards held by our named executive officers at December 31, 2007.

Option Exercises and Stock Vested

None of the named executive officers exercised any options in 2007.

Pension Benefits

Great China International does not maintain any plan providing for the payment of benefits at, following, or in connection with retirement.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation

Great China International does not maintain any nonqualified defined contribution or other nonqualified deferred compensation plans.

Potential Payments upon Change in Control

Great China International does not have any severance or other payment arrangements that are triggered by a change in control.

Director Compensation Table

Mr. Wang Jianguo as a non-employee director receives a monthly director fee of $833. Each non-employee director serving on January 31 of each year beginning in 2007 receives an option to purchase 10,000 shares of Great China International common stock exercisable over a term of two years with an exercise price equal to 90% of the average of the closing bid prices for Great China International common stock over the 10 trading days prior to the date the options are issued.

The following table summarizes the compensation paid to our directors who are not executive officers for the year ended December 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Option Awards($) (1)	All Other Compensation($)	Total($)
Duan Jing Shi (2)	18,518	--	--	18,518

Chen Jin Rong (3)	9,996	--	--	9,996

Wang Jian Guo	9,996	20,524	--	30,520

(1)	Pursuant to the terms of her employment agreement, the Company granted 10,000 two-year options on January 31, 2007 to Wang Jianguo at an exercise price of $4.65 per share on January 31, 2007. The dollar value shown reflects the compensation cost of the awards, before reflecting forfeitures, over the requisite service period, as described in SFAS 123R. The assumptions we used in valuing these awards are described in Note 13 to our Consolidated Financial Statements included in this Form 10-K.

(2)	Dunag Jing Shi does not receive monthly director fees. He is employed full-time in administrative capacities by subsidiaries of Great China International, and the amount shown in the table is the salary paid to him during 2007.

(3)	Chen Jinrong resigned as a director on April 2, 2008 due to personal reasons, resulting in cancellation of her options.

Raymond Reed Baker became a director in March 2008. In the course of his service as a director, Mr. Baker will assist Great China International with financing and budgeting issues, along with matters that arise in the course of Great China International’s business operations. Great China International agreed to pay to Mr. Baker a monthly fee of RMB 10,000 (approximately US $1,408).

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 31, 2007, the number and percentage of the outstanding shares of common stock which, according to the information supplied to Great China International, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock. The address of each person listed is C Site 25-26F President Building, No. 69 Heping North Street, Heping District, Shenyang 110003, People’s Republic of China.

Name and Address	Number of Shares	Percent of Class
Frank Jiang
C Site 25-26F President Building
No. 69 Heping North Street, Heping District
Shenyang 110003, People’s Republic of China	8,245,447(1)	70.1

Duan Jing Shi
C Site 25-26F President Building
No. 69 Heping North Street, Heping District
Shenyang 110003, People’s Republic of China	91,024	0.77

Wang Jian Guo
C Site 25-26F President Building
No. 69 Heping North Street, Heping District
Shenyang 110003, People’s Republic of China	20,000(2)	0.17

Wang Li Rong
C Site 25-26F President Building
No. 69 Heping North Street, Heping District
Shenyang 110003, People’s Republic of China	91,024	0.77

Raymond Reed Baker
C Site 25-26F President Building
No. 69 Heping North Street, Heping District
Shenyang 110003, People’s Republic of China	-0-	-0-

All executive officers and directors as a group (5 persons)	8,447,495	71.83

(1) Includes 67,000 shares held indirectly by Mr. Jiang’s wife.
(2) Consists of options granted in January 2007 and January 2008.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Board of Directors has determined that Wang Jian Guo is “independent” under the definition set forth in Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Great China International has not adopted any policy regarding review of transactions with related persons beyond what is provided for in the Nevada Revised Statutes pertaining to corporations. The statutes provide that no contract or transaction between Great China International and one or more of its directors or officers, or between Great China International and any other corporation, firm, association, or other organization in which one or more of its directors or officers are directors or officers or are financially interested, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the Board of Directors or committee that authorizes or approves the contract or transaction, or because their votes are counted for such purpose, provided that:

•	the material facts as to his, her, or their relationship or interest and as to the contract or transaction are disclosed or are known to the Board of Directors or the committee and noted in the minutes, and the Board of Directors or committee, in good faith, authorizes the contract or transaction in good faith by the affirmative vote of a majority of disinterested directors, even though the disinterested directors are less than a quorum;

•	the material facts as to his, her, or their relationship or interest and as to the contract or transaction are disclosed or are known to the shareholders entitled to vote thereon, and the contract or transaction is specifically approved or ratified in good faith by the majority of shares entitled to vote, counting the votes of the common or interested directors or officers; or

•	the contract or transaction is fair as to Great China International as of the time it is authorized or approved.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Great China International paid or accrued the following fees in each of the prior two fiscal years to its principal accountant:

			Year ended December 31, 2007		Year ended December 31 2006
1. Audit fees			US$	113,560	US$	88,950
2. Audit-related fees				19,733		20,605
3. Tax fees				6,560		2,489
4. All other fees						--
Totals.......................................................................................................	...	...	US$	139,853	US$	112,044

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

The Board reviewed the audited consolidated financial statements of Great China International as of and for the years ended December 31, 2007, 2006 and 2005, with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of Great China International’s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved Great China International’s audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2007, for filing with the Securities and Exchange Commission.

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K:

Exhibit No.	Title of Document
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment effective September 15, 2005 (2)
3.3	Bylaws (1)

10.1	Stock Exchange Agreement dated March 8, 2005 by and among the Company, Silverstrand International Holdings Limited, Frank Jiang, Jiang Peng, Duan Jing Shi, Li Guang Hua and Wang Li Rong (3)

10.2	Convertible Note dated March 5, 2005 issued to Wayne M. Rogers (3)

10.3	Convertible Note dated March 5, 2005 issued to Jack M. Gertino (3)

10.4	Stock Right Transfer Agreement dated October 18, 2004 among Silverstrand International Holdings Limited and each of Frank Jiang, Jiang Peng, Duan Jing Shi, Li Guang Hua and Wang Li Rong (2)

10.5	Sales and Purchase Contract dated December 8, 2005 between Shenyang Yunfeng Real Estate Development Co. Ltd. and Shenyang Maryland International Industry Co. Ltd. (2)

10.6	Amendment dated December 28, 2005 to Sales and Purchase Contract dated December 8, 2005 between Shenyang Yunfeng Real Estate Development Co. Ltd. and Shenyang Maryland International Industry Co. Ltd. (2)

10.7	Sales and Purchase Contract dated December 28, 2005 between Silverstrand International Holdings Limited and I.R.E. Corporation Limited (Ref. No. HT-2005-12003) (2)
10.8	Sales and Purchase Contract dated December 28, 2005 between Silverstrand International Holdings Limited and I.R.E. Corporation Limited (Ref. No: HT-2005-12004) (2)

10.9	Sales and Purchase Contract dated December 28, 2005 between Shenyang Maryland International Industry Co. Ltd. and Shenyang Yunfeng Real Estate Development Co. Ltd. (2)

10.10	Form of Executive Employment Agreement with Shenyang Maryland International Industrial Co. Ltd. (2)

10.11	Property Management Agreement dated March 18, 2004 with respect to the President Building between Shenyang Maryland International Industry Co., Ltd. and Jones Lang Lasalle (2)

10.12	Development Agreement dated April 26, 2004 between The People’s Government of Heping District, Shenyang, China and Shenyang Maryland International Industrial Co., Ltd. (2)

10.13	Employment Agreement with Deng Zhiren (4)

10.14	Form of option issued to Deng Zhi Ren and Tang Yee Kwan (4)

10.15	Form of Regulation S Subscription Agreement –February 2006 (2)

10.16	Form of Registration Rights Agreement –February 2006 (2)

10.17	Loan Agreement dated July 3, 2006 between Shenyang City Commercial Bank and Shenyang Jitian Property Co., Ltd.(5)

10.18	Loan Guarantee Agreement dated July 3, 2006 between Shenyang City Commercial Bank, Shenyang Maryland International Industry Co., Ltd., and Shenyang Jitian Property Co. (5)

10.19	Pledge (Mortgage) Agreement dated July 3, 2006 between Shenyang City Commercial Bank and Shenyang Jitian Property Co., Ltd. (5)

10.20	Creditor’s Right Transfer Agreement dated effective May 18, 2006 between Hainan Hexing Industry Co., Ltd. and Shenyang Jitian Property Co., Ltd. (5)

10.21	Loan Agreement dated for reference June 28, 2006 between Shenyang City Commercial Bank and Shenyang Jitian Property Co., Ltd. (6)

10.22	Loan Guarantee Agreement dated for reference June 28, 2006 among Shenyang City Commercial Bank, Shenyang Maryland International Industry Co., Ltd., and Shenyang Jitian Property Co., Ltd. (6)

10.23	Pledge (Mortgage) Agreement dated for reference June 28, 2006 among Shenyang City Commercial Bank, Shenyang Maryland International Industry Co., Ltd., and Shenyang Jitian Property Co., Ltd. (6)

10.24	Form of Employment Agreement between Great China International Holdings, Inc. and Danny Sui Keung Chau (7)

10.25	Equity Transfer Agreement dated November 20, 2006 between Silverstrand International Holdings Company Limited and each of Beijing Capital Land Limited and Reco Ziyang Pte Limited(8)

10.26	Land Consolidation and Development Agreement between Shenyang Jitian Property Company Limited and Shengyang Maryland International Industry Company Limited (8)

10.27	Letter of Intent dated May 31, 2007 among Silverstrand International Holdings Limited, Gentle Knight Limited and Loyal Best Property Development Limited (10)

10.28	Loan Agreement dated June 18, 2007 between Shenyang Maryland International Industry Co., Ltd. and Shenyang City Commercial Bank (Holdings) Co., Ltd, Zhongshan Branch (11)

10.29	Loan Pledge Agreement dated June 18, 2007 between Shenyang Maryland International Industry Co., Ltd. and Shenyang City Commercial Bank (Holdings) Co., Ltd, Zhongshan Branch (11)

10.30	Compensation Agreement dated June 24, 2007 between Shenyang Heping District Investment Promotion Bureau and Shenyang Maryland International Industry Co., Ltd. (12)

10.31	Loan Agreement dated September 28, 2007 with Shenyang Huahai International Investment Co., Ltd. (13)

10.32	Letter of Intent dated October 30, 2007 between Silverstrand International Holdings Limited and Celebrities Realestate Development Group Co., Ltd. (14)
10.33	Letter of Guarantee given November 3, 2007 by Shenyang Maryland International Industry Co., Ltd. to Celebrities Realestate Development Group Co., Ltd. (14)

10.34	Investment Medium Contract dated 25 October 2007 between Silverstrand International Holdings Limited and Hong Kong Top Might Investments Co., Ltd. (14)

10.35	Definitive Agreement dated November 20, 2007 by an among Silverstrand International Holdings Limited, Zhang Yu and Shenyang Maryland International Industry Co., Ltd. (15)

10.36	Letter of Guarantee given November 20, 2007 by Celebrities Realestate Development Group Co., Ltd. to Silverstrand International Holdings Limited (15)

10.37	Joint Development Agreement executed on November 20, 2007 and dated for reference November 16, 2007 between Shenyang Xinchao Property Co., Ltd. and Beijing Century Junhui Investment Ltd. (15)

14.1	Code of Ethics (2)

21.1	List of Subsidiaries (2)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certifications of Chief Executive Officer and Chief Financial Officer

_____________________________________________

(1)	These exhibits are incorporated herein by this reference to our registration statement on Form 10-SB, filed with the Securities and Exchange Commission on August 21, 1997.
(2)	These exhibits are incorporated herein by this reference to our Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on April 17, 2006.
(3)	These exhibits are incorporated herein by this reference to our Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 25, 2005.
(4)	These exhibits are incorporated herein by this reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2006.
(5)	This exhibit is incorporated herein by this reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2006.
(6)	This exhibit is incorporated herein by this reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2006.
(7)	This exhibit is incorporated herein by this reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2006.
(8)	These exhibits are incorporated herein by this reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2006.
(9)	This exhibit is incorporated herein by this reference to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 28, 2006.
(10)	This exhibit is incorporated herein by this reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2007.

(11)	This exhibit is incorporated herein by this reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2007.
(12)	This exhibit is incorporated herein by this reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2007.
(13)	This exhibit is incorporated herein by this reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2007.
(14)	This exhibit is incorporated herein by this reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2007.
(15)	This exhibit is incorporated herein by this reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2007.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: April 14, 2008	By:	/s/ Frank Jiang
Frank Jiang, Chief Executive Officer (Principal Executive Officer)

Date: April 14, 2008	By:	/s/ Wang Li Rong
Wang Li Rong, Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2008	By:	/s/ Frank Jiang
Frank Jiang, Director

Date: April 14, 2008	By:	/s/ Wang Jian Guo
Wang Jian Guo, Director

Date: April 14, 2008	By:	/s/ Duan Jingshi
Duan Jingshi, Director

Date: April 14, 2008	By:	/s/ Wang Li Rong
Wang Li Rong, Director

Date: April 14, 2008	By:	/s/ Raymond Reed Baker
Raymond Reed Baker, Director

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements

Great China International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Great China International Holding, Inc. and subsidiaries,

We have audited the accompanying consolidated balance sheet of Great China International Holdings, Inc. and subsidiaries, (a Nevada corporation) as of December 31, 2007, and the related consolidated statements of operation, stockholders' equity, and cash flows for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Great China International Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005 were audited by other auditors whose report dated April 10, 2008, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great China International Holdings, Inc. and subsidiaries, as of December 31, 2007, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
February 27, 2008

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Great China International Holdings, Inc. as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great China International Holdings, Inc. as of December 31, 2006 and the results of its consolidated operations and its consolidated cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements the financial statements have been restated for the correction of errors related to construction costs and the allocation of common area costs.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a working capital deficit of $51,178,976 and was in default on $35,962,914 of bank loans as of December 31, 2006. These matters raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Murrell, Hall, McIntosh & Co., PLLP

Oklahoma City, Oklahoma
April 10, 2007

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
Current assets:
Cash and equivalents	$10,044,579	$1,769,744
Accounts receivable, net	325,058	1,454,164
Receivable on disposal of subsidiaries	30,701,957	--
Other receivable, net	1,070,863	2,731,463

Properties held for resale	7,696,437	10,620,550
Prepaid expenses	--	86,617

Total current assets	49,838,893	16,662,538

Property and equipment, net	50,632,336	43,894,578
Construction in progress	--	9,372,189

Total assets	$100,471,229	$69,929,305

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term loans	$25,231,297	$51,308,184
Accounts payable and accrued expenses	8,615,415	8,113,187
Other payable	5,723,489	3,209,289
Payable to disposed subsidiaries	10,494,449	--

Commission payable	8,898,502	--
Advances from buyers	2,034,019	3,004,011
Amounts due to related companies	--	695,002
Taxes payable	8,552,316	1,083,765
Current portion of long-term debt	--	428,076

Total current liabilities	69,549,487	67,841,514
Long term debt, net of current portion shown above	5,486,968	1,999,465

Total liabilities	75,036,455	69,840,979

Stockholders' equity:
Common stock, $.001 par value 50,000,000 shares authorized,
11,759,966 issued and outstanding
at December 31, 2007 and 2006, respectively	11,760	11,783
Additional paid in capital	4,562,855	4,542,308
Statutory reserve	638,128	--
Other comprehensive income	1,468,546	468,344
Retained earning /(accumulated deficit)	18,753,485	(4,934,109)

Total stockholders' equity	25,434,773	88,326

Total liabilities and stockholders' equity	$100,471,229	$69,929,305

The accompanying notes are integral part of these consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
Revenues
Real estate sales	$4,378,993	$7,205,954	$20,832,846
Rental and management fee income	5,296,635	5,532,339	5,691,262

Total revenues	9,675,627	12,738,293	26,524,108

Cost of revenues	5,980,853	6,708,995	18,765,799

Gross profit	3,694,774	6,029,298	7,758,309

Expenses
Operating and selling expenses	414,179	1,824,710	485,313
Administrative expenses	6,831,838	3,860,917	2,612,787
Depreciation and amortization	2,343,721	2,051,664	2,030,896

Total expenses	9,589,739	7,737,291	5,128,996

Income (loss) from operations	(5,894,965)	(1,707,993)	2,629,313

Other income (expense)
Land leveling income, net	1,929,041	--	--
Gain on settlement of debt	11,115,201	--	--
Loss on terminated project	(1,504,604)	--	--
Other income (expense)	(642,577)	1,268,529	--
Interest and finance costs	(3,047,347)	(3,275,175)	(2,514,464)

Total other income (expense)	7,849,714	(2,006,646)	(2,514,464)

Income (loss) before income taxes	1,954,749	(3,714,639)	114,849

Provision for income taxes	1,514,810	--	34,455

Net income (loss) from continuing operations	439,939	(3,714,639)	80,394

Discontinued operations
Loss from operations of subsidiary	(61,271)	(603,395)	--
Gain from disposal of subsidiary	23,947,054	571,232	--

Income (loss) from discontinued operations	23,885,783	(32,163)	--

Net income (loss)	24,325,722	(3,746,802)	80,394

Other comprehensive income:
Foreign currency translation adjustment	1,000,202	268,605	187,662

Net comprehensive income (loss)	$25,325,923	$(3,478,197)	$268,056

Net income (loss) per share from continuing operations
Basic & diluted	$0.04	$(0.32)	$0.01

Net income (loss) per share from discontinued operations
Basic & diluted	$2.03	$(0.00)	$--

Net income (loss) per share
Basic & diluted	$2.07	$(0.33)	$0.01

Weighted average number of shares outstanding:
Basic & diluted	11,759,966	11,439,751	10,777,436

Weighted average number of shares for dilutive securities has not been taken since the effect of dilutive securities is anti-dilutive

The accompanying notes are integral part of these consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
STATEMENTS OF CONDENSED CONSOLIDATED STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Common Stock		Additional	Accumulated Other Comprehensive	Statutory	Retained Earnings/	Total Shareholder's
	Shares	Amount	Paid in Capital	Income	Reserve	(Accumulated Deficit)	Equity
Balance, December 31, 2005	11,097,466	$11,098	$1,550,878	$199,739	$--	$(1,187,307)	$574,408

Employee stock options	--	--	513,835	--	--	--	513,835

Net loss for the year ended December 31, 2006	--	--	--	--	--	(3,746,802)	(3,746,802)

Share issuance	684,570	685	2,777,595	--	--	--	2,778,280

Share issuance costs	--	--	(300,000)	--	--	--	(300,000)

Exchange gain	--	--	--	268,605	--	--	268,605

Balance, December 31, 2006	11,782,036	11,783	4,542,308	468,344	--	(4,934,109)	88,326

Reconciliation of stock	(22,070)	(23)	23	--	--	--	--

Stock option to non-employee director	--	--	20,524	--	--	--	20,524

Transfer to Statutory reserve	--	--	--	--	638,128	(638,128)	--

Net loss for the year ended December 31, 2007	--	--	--	--	--	24,325,722	24,325,722

Change in exchange rate fluctuation reserve	--	--	--	1,000,202	--	--	1,000,202

	11,759,966	$11,760	$4,562,855	$1,468,546	$638,128	$18,753,485	$25,434,773

The accompanying notes are integral part of these consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$24,325,722	$(3,746,802)	$80,394
Adjustments to reconcile net income (loss) to operating activities -
Depreciation and amortization	2,343,721	2,051,664	2,030,896
(Reduction in) Provision for doubtful accounts	3,731,419	(335,421)	380,917
Non-cash stock compensation expense	20,524	513,835	--
Loan closing costs	--	723,612	--
(Increase)/decrease in assets:
Restricted cash	--	482,548	313,790
Accounts receivable and other receivable	1,916,364	(600,796)	(107,552)
Other receivable	(3,135,764)	810,702	--
Advances to suppliers	--	--	(1,967,923)
Prepaid expenses	778,975	1,236,771	--
Amounts due from related parties	--	--	(2,658,985)
Properties held for resale	3,540,825	3,945,587	19,970,035
Increase/(decrease) in liabilities:
Accounts payable and other payables and accrued expenses	24,358,712	(532,399)	(3,204,643)
Deposits held	--	(87,443)	--
Advances from buyers	(91,924)	186,455	(10,461,701)
Income and other taxes payable	2,242,023	428,996	528,002

Net cash provided by operating activities from continuing operations	60,030,598	5,077,309	4,903,230
Net cash provided by/(used in) operating activities from discontinued operations	--	(559,415)	--

Net cash provided by operating activities	60,030,598	4,517,894	4,903,230

Cash flows from investing activities:
Construction in progress	9,630,817	(6,466,661)	(2,905,528)
Purchases of property & equipment	(7,354,196)	(1,042,194)	(4,286,032)
Sale of property & equipment	1,641,649	117,053	--

Net cash provided by/(used in) investing activities from continuing operations	3,918,271	(7,391,802)	(7,191,560)
Net cash used in investing activities from discontinued operations	(30,701,958)	--	--

Net cash used in investing activities	(26,783,687)	(7,391,802)	(7,191,560)

Cash flows from financing activities:
Loan proceeds	--	76,835,664	15,219,295
Loan repayments	(25,792,012)	(87,664,216)	(1,744,565)
Advances from (to) directors and affiliated companies	(430,262)	1,828,512	--
Dividends	--	--	(1,133,510)
Proceeds from stock issuance, net of offering costs	--	2,478,280	(163,186)

Net cash used in financing activities from continuing operations	(26,222,274)	(6,521,760)	12,178,034
Net cash used in financing activities from discontinued operations	--	--	--

Net cash provided by (used in) financing activities	(26,222,274)	(6,521,760)	12,178,034

Effect of exchange differences	1,250,198	268,605	187,662

Net increase (decrease) in cash and cash equivalents	8,274,835	(9,127,063)	10,077,366

Cash and cash equivalents, beginning of period	$1,769,744	$10,896,807	$819,441

Cash and cash equivalents, end of period	$10,044,579	$1,769,744	$10,896,807

Supplemental disclosures of cash flow information:
Interest paid	$2,382,280	$3,275,175	$1,880,670

Income taxes	$521,211	$--	$607,457

Supplemental disclosures of non- cash investing and financing activities:
Transfer of properties held for sale to property & equipment	$430,691	$249,129	$3,671,990

The accompanying notes are integral part of these consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

Silverstrand was incorporated on September 30, 2004 in Hong Kong Special Administrative Region, in the People’s Republic of China (“PRC”) with an authorized capital of $12,820,513 divided into 100 million ordinary shares of par value $0.12 per share.

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

On November 23, 2004 the Ministry of Commerce and Business Registration issued a business registration certificate approving the reclassification of Shenyang Maryland as a wholly owned foreign enterprise.

Pursuant to several agreements dated December 8, 2005 and December 28, 2005, the Company, through its subsidiaries, agreed to acquire in 2006 a 100 percent interest in the land use rights for the Xita Project. First, pursuant to a sale and purchase agreement dated December 8, 2005, subsequently amended on December 28, 2005, the Company acquired, through Shenyang Maryland, 70 percent of the equity interest in Shenyang Xinchao Development Co. Limited (“Xinchao”), a Sino-Foreign joint venture corporation that owns approximately 66 percent of the land use rights of the Xita Project, from Shenyang Yunfeng Real Estate Development Co., Limited (“Yunfeng”). The Company acquired the remaining 30 percent equity interest in Xinchao through Silverstrand from Sapphire Corporation Limited on December 28, 2005.

The remaining approximately 34 percent interest in the land use rights of the Xita Project is held by Shenyang Yindu Property Co., Limited (“Yindu”), also a Sino-Foreign joint venture. Pursuant to agreements dated December 28, 2005, Shenyang Maryland acquired 70 percent interest in Yindu from Yungfeng, and Silverstrand acquired 30 percent interest in Yindu from Sapphire. Following the closing of these transactions, the Company holds, through its subsidiaries, 100 percent interest in the land use rights comprising the Xita Project.

Shenyang Xinchao Property Company Limited (“Xinchao”) was registered on August 16, 2005 in Shenyang, Liaoning Province, in the PRC with a registered capital of $12,330,456 (RMB 100,000,000) and a defined period of existence of 11 years to August 15, 2016. Shenyang Yindu Property Company Limited (“Yindu”) was registered on August 16, 2005 in Shenyang, Liaoning Province, in the PRC with a registered capital of $6,615,228 (RMB 50,000,000) and a defined period of existence of 11 years to August 15, 2016.Xinchao and Yindu were formed to develop a certain tract of property located in the Heping District of Shenyang, and will feature a construction area of almost 500,000 square meters with a linear site area of approximately 101,000 square meters. The local government of Heping District of Shenyang received back the land use rights of the Xita project because of new developing plan of the district. Heping District refunded the land usage right paid by Xinchao and reimbursed the development cost incurred by Xinchao.

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

The Company, through its wholly-owned subsidiary - Silverstrand, transferred 100% of the issued share capital of Loyal Best Property Development Limited to Celebrities Realestate Development Group Co., Ltd. in exchange for the payment of approximately $48.70 million(360 million Chinese yuan). The transaction was closed on December 15, 2007. As of December 31, 2007, the Company received $18 million out of the total $48.70 million. Subsequently in April 2008, the Company received the remaining balance amounting to $30.70 million on disposal of subsidiary.

The Company engages in the development and sale of high quality real estate properties and developed residential and commercial properties includes Maryland building, President buildings, Qiyuan new village, Peacock Garden, and Chenglong Garden. The Company also engages in rental of commercial buildings in the City of Shenyang, China. Shenyang Maryland, the Company’s indirect wholly-owned subsidiary, was one of the first private property developers and retailers in China. For the year ended December 31, 2007, the proceeds from the sales of properties constituted 45% percent of the total revenue, with the remaining revenue consisting primarily of rental income. For the year ended December 31, 2006, the proceeds from the sales of properties constituted 57 percent of the total revenue, with the remaining revenue consisting primarily of rental income. For the year ended December 31, 2005, the proceeds from the sales of properties constituted 79 percent of the total revenue, with the remaining revenues consisting primarily of rental income.

2.	Summary of significant accounting policies

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Renminbi (CNY); however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($) on the basis set forth below.

The following is a summary of significant accounting policies:

Principles of Consolidation – All significant inter-company transactions and balances within the Company are eliminated in consolidation.

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

Allowance for Doubtful Accounts – The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and other receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2007 and 2006, the Company reserved $5,174,895 and $1,443,476 respectively.

Advances from buyers – Advances from buyers represents prepayments from buyers on properties on which sales revenues have not yet been recognized for financial reporting purposes.

Properties held for sale – The Company capitalizes as properties held for sale, the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. At December 31, 2007 and 2006, properties held for sale amounted to $7,696,437 and $10,620,550 respectively.

Property and equipment – Property and equipment is being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over useful lives as follows:

Building and land use rights	8-26 years
Leasehold improvements	20 years
Equipment	5 years
Motor vehicles	5 years
Office furniture and fixtures	5 years

As of December 31, 2007 Property, Plant & Equipment consist of the following:

Building	$58,605,918
Automobile	1,115,768
Office equipment & furnitures	948,066
Other	10,930
60,680,682

Accumulated depreciation	(10,048,346)

Property and equipment, net	$50,632,336

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 totaled $2,343,721, $2,051,664 and $2,030,896 respectively.

Repairs and maintenance costs are normally charged to the statement of operations in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized during the years ended December 31, 2007, 2006 and 2005.

As of December 31, 2007 fixed assets totaling $37,279,344 have been pledged as securities to various banks in respect of borrowings totaling $30,233,196 and mortgage loans of $485,069.

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

As of December 31, 2007 and 2006, the Company had construction-in-progress amounting $0 and $9,372,189 respectively.

Revenue Recognition

Real estate sales

Real estate sales are reported in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate”. Profit from the sales of development properties, less 5% business tax, is recognized by the full accrual method when the sale is consummated. A sale is not considered consummated until (1) the parties are bound by the terms of a contract, (2) all consideration has been exchanged, (3) any permanent financing of which the seller is responsible has been arranged, (4) all conditions precedent to closing have been performed, (5) the seller does not have substantial continuing involvement with the property, and (6) the usual risks and rewards of ownership have been transferred to the buyer. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a deposit liability. Real estate rental income, less 5% business tax, is recognized on the straight-line basis over the terms of the tenancy agreements.

For land sales, the Company recognizes the revenue when title of the land development right is transferred and collectability is assured.

For the reimbursement on infrastructure costs, the Company recognizes the income(loss), which is at the fair market value agreed between the Company and the PRC government, when they enter into a binding agreement with the government agreeing on the reimbursement.

Real Estate Capitalization and Cost Allocation

Real estate held for development or sale consists of residential and commercial units under construction and units completed. Construction in progress includes costs associated in development and construction of the Xita project

Real estate held for development or sale is stated at cost or estimated net realizable value, whichever is lower. Costs include land and land improvements, direct construction costs and development costs, including predevelopment costs, interest on indebtedness, real estate taxes, insurance, construction overhead and indirect project costs. Selling and advertising costs are expensed as incurred. Total estimated costs of multi-unit developments are allocated to individual units based upon specific identification methods.

If the real estate is determined to be impaired, it will be written down to its fair market value. Real estate held for development or sale costs include the cost of land use rights, land development and home construction costs, engineering costs, insurance costs, wages, real estate taxes, and interest related to development and construction. All costs are accumulated by specific projects and allocated to residential and commercial units within the respective projects. The Company leases the land for the residential unit sites under land use rights with various terms from the government of the PRC. The Company evaluates the carrying value for impairment based on the undiscounted future cash flows of the assets. Write-downs of inventory deemed impaired would be recorded as adjustments to the cost basis.

No depreciation is provided for construction in progress.

Capitalization of Interest

In accordance with SFAS 34, interest incurred during construction is capitalized to construction in progress. All other interest is expensed as incurred. During the year ended December 31, 2007, the Company did not have any construction therefore no interest was capitalized.

Other income

Other income consists of land leveling income, which was one-time service performed which was requested by our customers and gain on settlement of debt. These revenues are recognized when the services have been performed and the settled amount has been paid in accordance with the terms of the agreement.

Foreign currencies - The Company’s principal country of operations is in The People’s Republic of China. The financial position and results of operations of the Company are determined using the local currency (“Renminbi” or “Yuan”) as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Assets and liabilities of the Company have been translated at year- end exchange rates, while revenues and expenses have been translated at average exchange rates in effect during the year. Resulting cumulative translation adjustments have been recorded as other comprehensive income (loss) as a separate component of stockholders' equity.

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

As of December 31, 2007 and 2006, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share as the effect of options outstanding at that time was anti- dilutive.

Fair value of financial instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as at December 31, 2007 and 2006, because of the relatively short-term maturity of these instruments.

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

Stock-based compensation – In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has adopted SFAS 123R and related FASB Staff Positions (“FSPs”) as of January 01, 2006 and recognizes stock-based compensation expense using the modified prospective method.

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

In September 2006, FASB issued SFAS 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a.     A brief description of the provisions of this Statement

b.     The date that adoption is required

c.     The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009. The management is currently evaluating the effect of this pronouncement on financial statements.

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

These changes had no effect on income taxes as the Company had losses during the years ended December 31, 2006 and 2005 and due to net operating loss carry forwards. As of December 31, 2006 the Company had a net deferred asset of approximately $1,000,000 related to net operating loss carry forwards of Enterprise Income Taxes in the PRC as of December 31, 2006. This deferred tax asset was subject to a 100% valuation allowance at December 31, 2006.

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

3.	Receivable on disposal of subsidiaries

The amount of receivable on disposal of subsidiaries as of December 31, 2007 and 2006 are $30,701,957 and $0 for the year ended December 31, 2007 and 2006 respectively. The receivable balance was non interest bearing, unsecured and due on demand. The Company subsequently received the entire balance on disposal of subsidiary amounting to $30,701,957 as of March 31, 2008.

4.	Properties held for resale

Properties held for resale at December 31, 2007 and 2006 by project is as follows:

	2007	2006
Qiyun New Village	$1,595,366	$1,795,644
Peacock Garden	231,244	312,584
Chenglong Garden	5,250,960	7,712,615
President Building	204,801	412,167
Maryland Building	251,358	234,322
Others	162,708	153,218

Total	$7,696,437	$10,620,550

As of December 31, 2007 and 2006, the carrying values of stock of properties of $484,764 and $10,605,909 have been pledged as security for the Company’s bank loans and mortgage loans.

The Company introduced a “Five-year Trial Accommodation Scheme” (the “Scheme”) to attract potential buyers when initial sales at the project did not meet expectations. Under the Scheme, property buyers were required to pay a 10% refundable deposit based on the sale price of the property or $6,039 (RMB50,000) and another 20%, based on the sale price of the property which is non-refundable, over 5 years by monthly installments, totaling 30% throughout the trial period. The remaining 70% of the consideration shall be due and payable immediately after the trial period when the property buyers exercise their option whether or not to complete the purchase. If the buyer chooses not to buy the property, the 10% refundable deposit or $6,039 (RMB 50,000) will be refunded to the buyers (less any unpaid rental due) and monthly installments received over the 5-year trial period will have been recognized as rental income in the year in which they arose. As of December 31, 2007, $733,774 worth of properties held for sale in Qiyun New Village were occupied by individuals who agreed to buy the properties without fully having paid the purchase consideration. $196,103 was advance from buyers for the Scheme as of December 31, 2007.

5.	Amounts due to related parties

The amounts due to directors and related parties at December 31, 2007 and 2006 are as follows:

	2007	2006
Amounts due to directors

Frank Jiang Fang	$--	$(418,708)

Amounts due to other related parties

Gong Wang Fu	--	(276,294)

Amounts due to affiliates, net	$--	$(695,002)

Amounts due to Frank Jiang Fang were unsecured, had no interest, and due on demand. The amount due to Frank Jiang Fang was paid in 2007.

Amounts due to Gong Wang Fu was adjusted against rent payment in the year 2007.

6.	Accounts payable and accrued expenses

Accounts payable and accrued expenses comprised of following as of December 31, 2007 and 2006:

	2007	2006
Accounts payable	$6,090,281	$6,544,877
Payroll and welfare payable	71,090	38,424
Interest and other accrued expenses	2,454,043	1,529,886

Total	$8,615,414	$8,113,187

7.	Tax payables

Tax payables consist of the following as of December 31, 2007 and 2006:

	2007	2006
Income tax payable	$5,944,954	$--
Business tax	519,634	517,796
Land VAT payable	2,069,781	773,462
Other levies	17,947	(207,493)

Total	$8,552,316	$1,083,765

8.	Short-term loans

	2007	2006

Loans from Banks – In default	$9,931,413	$13,744,244

Loans from bank – due within 12 months	14,814,815	15,345,270

Mortgage loans	485,069	--

Bank loans purchased by asset management company	--	22,218,670

Total current loans payable	$25,231,297	$51,308,184

The Company acted as an agent and borrowed mortgage loans amounting $485,069 as of December 31, 2007 under its employees’ name using properties held by the Company. All mortgage loans were cleared till March 31, 2008 and the pledged assets were released too.

On June 22, 2006 the Company entered into a settlement agreement with a bank with respect to $8,230,453 ($7,544,582 as of December 31, 2007) of past due notes. In accordance with the terms of this settlement agreement, $1,228,163 loan interest accrued as of December 31, 2007 may be waived if the Company repays the loan principle per the installments schedule. The Company is required to pay back the loan principal in a three step installments started with the first payment amounting $685,871 due on December 20, 2007 according to the agreement. The Company paid the first installment on time as of December 31, 2007. Assets of the Company are pledged against these bank loans.

Subsequently in February 4th, 2008, the Company paid off $2,386,831 bank loan which was in default as of December 31, 2007.

As of December 31, 2007, 2006 and 2005, the Company incurred interest expense amounting $3,103,715, $2,397,927 and $2,502,092 respectively.

The Company had a default loan amounting to $23,166,667 with due dates in 2003 and 2004. The defaulted loans borrowed from Industrial and Commercial Bank of China were assigned to a third party. The Company entered into an agreement with the third party on July 30, 2007 to buy back the loans for $7,581,333 . As of September 30, 2007, the total consideration of $7,581,333 was fully paid. According to the agreement, the outstanding interest payable associated with the non-performing loan amounting to $439,014 was also forgiven as of December 31, 2007. The assets pledged with the loan were released before the year ended 2007. As of December 31, 2007, the Company realized gain on settlement of debt amounted to $11,115,201.

9.	Long-term debts – secured

	2007	2006
Long term debts:

Bank loans	$5,486,968	$--

Mortgage loans	--	2,427,541
Less: Current portion of
long-term debts	--	(428,076)

Long-term debts	$5,486,968	$1,999,465

On June 18, 2007 the Company obtained a loan from a bank for $5,486,968 at an interest rate of 8.775% before September 15, 2007 and 9.711% after September 15, 2007, and is due on June 12, 2009. The loan is secured by fixed assets and land use rights the Company owned.

Maturities of long-term debt including mortgage loans for each of the next five years and thereafter are as follows:

Amount

2008	$--
2009	5,486,968

Total	$5,486,968

10.	Statutory Reserve

In accordance with the Chinese Company Law, the Company has established a policy to reserve 10% of its annual net income as statutory reserve. The Company reserved $638,128 and $0 for the years ended December 31, 2007 and 2006 respectively.

11.	Gain on disposal of subsidiary

On August 7, 2007, the Company completed the acquisition of all of the issued share capital of Loyal Best Property Development Limited (“Loyal Best”), a Hong Kong limited company, from Gentle Knight Limited (“GKL”). Loyal Best was the sole owner of an entity called Shenyang Loyal Best Hunnan Property Development Limited (“Shenyang Loyal Best”), a wholly owned foreign enterprise that was a party to a Confirmation Letter of Auction with respect to a parcel of land located at the center area of Hunnan New Zone in the city of Shenyang, China (the “Project”). Shenyang Loyal Best paid a land transfer fee of US$20,000,000 for the Project. The acquisition was closed on August 7, 2007.

The consideration of acquisition comprised as follow:

Amount

Consideration of acquisition	$4,010,000
Net assets of Loyal Best at acquisition	451,556)

Goodwill on acquisition	4,461,556

Immediately after acquisition, the Company decided to sell Loyal Best at a gain. The Company, through its wholly-owned subsidiary - Silverstrand, transferred 100% of the issued share capital of Loyal Best Property Development Limited to Celebrities Realestate Development Group Co., Ltd. in exchange for the payment of approximately $48.70 million. The transaction was closed on November 30, 2007. As of December 31, 2007, the Company received $18 million out of the total $48.34 million. Subsequently, the Company received $30.70 million from sale of Loyal Best.

As of December 31, 2007, the Company had a payable to disposed subsidiaries amounting to $10,494,449 and commission payable amounting to $8,898,502 which was related to disposal of subsidiaries.

Following is the detail information for gain on disposal of Loyal Best:

Amount
Disposal consideration	$48,701,957

Goodwill on acquisition	(4,461,556)
Net assets of Loyal Best at disposal	(5,694,446)
Commission fee and others	(9,549,580)
Total cost of investment at disposal	(19,705,582)

Gain on disposal of Loyal Best	$28,996,375

Income tax	(5,049,321)
Gain on disposal of Loyal Best, net	$23,947,054

Loss of discontinued operations	$(61,271)

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

The components of the loss from discontinued operations are presented below:

Period Ended November 16, 2006
Administrative expenses	$69,805
Operating and selling expenses	538,667

Loss from operations	(608,472)
Other expense
Interest and finance costs	(5,076)

Loss from discontinued operations	$(603,395)

Construction in progress	$75,612,783

Other current assets	3,159,170
Long term debt	(76,726,343)
Other current liabilities	(1,216,872)

Net assets sold	828,738

Sales proceeds	1,399,970

Gain from disposal of subsidiary	$571,232

12.	Loss on Termination Project

On July 20, 2007, Xinchao and Yindu ceased development on Xi Ta project and disposed off the associated assets. Shenyang Heping District Investment Promotion Bureau of local government, the agency overseeing development of the Xi Ta area, is expanding the project and, as a consequence of the expansion, reached an agreement with the Company to re-acquire the land use rights for the Xita Project in exchange for refunding the land transfer fee of $4,437,397 and reimbursing the Company for amounts expended on the development in the amount of $1,646,024. On July 20, 2007, the local government approvals and procedures were completed for transferring the land use rights back to the local government and the Company received reimbursement of the land transfer fee and the amount expended on the development in August 2007. As of December 31, 2007, the Company had loss on termination project amounted to $1,504,604.

13.	Stock Options

On January 31, 2007, the Company issued a non-incentive stock option for 10,000 shares to a non-employee director with an exercise price of $4.65 that will expire on January 31, 2009. The options vested and became exercisable over a term of two years. Compensation expense as of December 31, 2007 related to the outstanding stock options was $20,524.

Risk-free interest rate	2.00%
Expected life of the options	2 year
Expected volatility	83.76%
Expected dividend yield	0%

Options outstanding at December 31, 2007 and related weighted average price and intrinsic value is as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggegrate Intrinsic Value

$4.65	10,000	0.54	$4.65	4,583	$4.65	--

On March 3, 2006 the Company issued to its Chief Executive Officer options to purchase 572,491 shares of its common stock at a purchase price of $6 per share. The options vest in five equal installments beginning with the date of issuance in March 2006 and the following four anniversary dates. The options are exercisable over a term of five years from the date of vesting. In March 2007 the Chief Executive Officer left the Company and agreed to surrender all the vested option shares.

On March 15, 2006 the Company issued to an employee options to purchase 245,350 shares of its common stock at a purchase price of $6.00 per share. The options vest in five equal increments beginning with the date of issuance in March 2006 and the following four anniversary dates. The options are exercisable over a term of five years from the date of vesting. In November 2006 the employee left the Company and during 2007 agreed to surrender all the vested options shares.

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

Expected volatility	25%

Weighted-average volatility	25%

Expected dividends	0%

Expected term (in years)	1 to 5 years

Risk-free rate	4.5%

A summary of option activity as of December 31, 2007, and changes during the years then ended is presented below:

Options	Shares

Outstanding at January 1, 2007	173,568

Granted	10,000

Exercised	--

Forfeited or expired	173,568
Outstanding at December 31, 2007	10,000

Exercisable at December 31, 2007	4,583

14.	Income Tax

The Company is registered in the State of Nevada and has operations in primarily three tax jurisdictions – the People’s Republic of China, Hong Kong and the United States. For operation in the US, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of December 31, 2007. Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from continuing operations on income consists of the following for the years ended December 31, 2007 and 2006:

	2007	2006

US current income tax expense (benefit)	--	--
Federal	$ --	$ --
State	--	--

HK current income tax expense	--	--
PRC current income tax expense	1,514,810	--

Total provision for income tax	$ 1,514,810	$ --

There was also income tax expense amounting $5,049,321 calculated at 17.5% of gain on disposal of subsidiaries as of December 31, 2007, which has been net of gain on disposal of subsidiaries.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	2007	2006
Tax expense (credit) at statutory rate - federal	34%	34%
State tax expense net of federal tax	6%	6%
Changes in valuation allowance	(40%)	(40%)
Foreign income tax - HK	0%	0%
Foreign income tax - PRC	30%	30%
Tax expense at actual rate	30%	30%

United States of America

As of December 31, 2007, the Company in the United States had approximately $159,995 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at December 31, 2007 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of December 31, 2007 and 2006.

	2007	2006
Net operation loss (gain) carry forward	$ (278,840)	$ 605,302
Total deferred tax assets	121,111	31,099
Less: valuation allowance	(121,111)	(31,099)
Net deferred tax assets	$ --	$ --

15.	Other comprehensive income

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at December 31, 2007 are as follows:

Foreign Currency Translation Adjustment
Balance at December 31, 2006	$468,344

Change for 2006	1,000,202

Balance at December 31, 2007	$1,468,546

16.	Segment Information

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

During the years ended December 31, 2007 and 2006, the Company is organized into two main business segments: (1) Property for sale, (2) Rental income and (3) Income of management fee of commercial buildings.

The following table presents a summary of operating information and certain year-end balance sheet information for the years ended December 31, 2007 and 2006:

	Years ended December 31
	2007	2006
Revenues from unafiliated customers:
Selling of properties	$4,378,993	$7,205,954

Rental income	3,733,241	3,835,538

Management fee	1,563,394	1,696,801

Consolidated	$9,675,627	$12,738,293

Operating income (loss):
Selling of properties	$708,291	$(964,434)

Rental income	518,957	1,867,492

Management fee	(23,969)	64,836

Corporation (1)	(7,098,244)	(2,675,887)

Consolidated	$(5,894,965)	$(1,707,993)

Net income (loss) before taxes:

Selling of properties	$2,637,332	$(964,434)

Rental income	518,957	1,867,492

Management fee	(23,969)	163,823

Corporation (1)	(1,177,571)	(4,781,520)

Consolidated	$1,954,749	$(3,714,639)

Identifiable assets:

Selling of properties	$5,350,282	$8,283,595

Rental & management fee	49,953,769	39,026,429

Corporation (1)	45,167,178	22,619,281

Consolidated	$100,471,229	$69,929,305

Depreciation and amortization:
Selling of properties	$--	$--

Rental & management fee	2,325,938	1,836,374

Corporation (1)	17,703	215,290

Consolidated	$2,343,721	$2,051,664

Capital expenditures:
Selling of properties	$79,187	$--

Rental & management fee	5,765,432	69,275

Corporation (1)	4,878,509	972,919

Consolidated	$10,723,128	$1,042,194

(1). Unallocated loss from Operating income (loss) and Net income (loss) before taxes are primarily related to general corporate expenses.