Form 10-Q
period 2008-03-31
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2008-05-15
CIK 828878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to

Commission File No. 0-23015

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

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
Yes ☒   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-3 of the Exchange Act). (check one)

Large accelerated filer  ☐   Accelerated filer ☐   Non-accelerated filer  ☒   Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity: As of March 31, 2008, there were 11,759,966 shares of common stock outstanding.

FORM 10-Q
GREAT CHINA INTERNATIONAL HOLDINGS, INC.

TABLE OF CONTENTS	Page

PART I.	Item 1. Financial Information	3

	Balance Sheet as of March 31, 2008 (Unaudited) and December 31, 2007	3

	Statements of Operations for the Three Month Period Ended March 31, 2008 and 2007 (Unaudited)	4

	Statements of Cash Flows for the Three Month Period Ended March 31, 2008 and 2007 (Unaudited)	5

	Notes to the Financial Statements	6

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

PART II.	Other Information	15

	Item 1A. Risk Factors	22

	Item 6. Exhibits	22

	Signatures	23

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND DECEMBER 31, 2007

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and equivalents	$18,572,767	$10,044,579
Accounts receivable, net	230,653	325,058
Receivable on disposal of subsidiaries	--	30,701,957
Other receivable, net	56,541	1,070,863
Properties held for resale	7,720,231	7,696,437

Total current assets	26,580,192	49,838,893

Property and equipment, net	52,004,645	50,632,336

Total assets	$78,584,837	$100,471,229

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term loans	$23,276,400	$25,231,297
Accounts payable and accrued expenses	6,906,105	8,615,415
Other payable	2,239,494	5,723,489
Payable to disposed subsidiaries	871,881	10,494,449
Commission payable	3,161,762	8,898,502
Advances from buyers	1,866,289	2,034,019
Taxes payable	8,638,464	8,552,316

Total current liabilities	46,960,394	69,549,487

Long term debt, net	5,712,000	5,486,968

Total liabilities	52,672,394	75,036,455

Stockholders' equity:
Common stock, $.001 par value 50,000,000 shares
authorized, 11,759,966 issued and outstanding
at March 31, 2008 and December 31, 2007, respectively	11,760	11,760
Additional paid in capital	4,566,156	4,562,855
Statutory reserve	649,619	638,128
Other comprehensive income	2,136,593	1,468,546
Retained earnings	18,548,316	18,753,485

Total stockholders' equity	25,912,443	25,434,773

Total liabilities and stockholders' equity	$78,584,837	$100,471,229

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008, 2007 AND 2006

	2008	2007	2006
Revenues
Real estate sales	1,453,855	233,015	1,357,244
Rental and management fee income	1,422,294	1,358,273	1,325,826

Total revenues	2,876,149	1,591,288	2,683,070

Cost of revenues	939,702	442,055	1,654,366

Gross profit	1,936,447	1,149,233	1,028,704

Operation expenses
Selling expenses	44,639	18,242	39,850
General and administrative expenses	1,363,131	378,781	769,637
Depreciation and amortization	718,918	580,321	544,147

Total operation expenses	2,126,688	977,344	1,353,634

Income (loss) from operations	(190,241)	171,889	(324,930)

Other income (expense)
Gain on settlement of debt	1,006,130	--	--
Other income, net	(183,035)	1,949,269	15,223
Gain on disposal of fixed assets	--	--	103,043
Impairment loss	--	(199,542)	--
Interest and finance costs	(788,229)	(594,123)	(1,331,177)

Total other income (expense)	34,866	1,155,604	(1,212,911)

Income (loss) before income taxes	(155,375)	1,327,493	(1,537,841)

Provision for income taxes	38,303	478,088	--

Income (loss) from operations	(193,678)	849,405	(1,537,841)

Net income (loss)	(193,678)	849,405	(1,537,841)

Other comprehensive income:
Foreign currency translation adjustment	668,047	33,411	57,792

Net comprehensive income (loss)	$474,369	$882,816	$(1,480,049)

Net income (loss) per share - basic & diluted	$(0.02)	$0.07	$(0.14)

Weighted average number of shares outstanding - basic & diluted	11,759,966	11,782,036	11,097,466

Weighted average number of shares for dilutive securities has not been taken since the effect of dilutive securities is anti-dilutive

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008, 2007 AND 2006

	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(193,678)	$849,405	$(1,537,841)
Adjustments to reconcile net income (loss)
net cash provided by (used in) operating activities -
Depreciation and amortization	718,918	580,324	544,147
Provision for doubtful accounts	190,357	672,678	--
Allowance for Xita project
Non-cash stock compensation expense	3,301	--	180,711
(Increase)/decrease in assets:
Accounts receivable and other receivable	31,651,817	(1,316,154)	(304,234)
Refunds due from contractors	--	--	(1,508,751)
Advances to suppliers	--	(111,967)	(5,241,075)
Prepaid expenses	--	76,579	1,237,103
Properties held for resale	285,659	147,607	693,216
Increase/(decrease) in liabilities:
Accounts payable and other payables and accrued expenses	(21,141,255)	(520,704)	512,850
Deposits held	--	(7,405)	--
Advances from buyers	(245,821)	(106,460)	213,433
Income and other taxes payable	(56,297)	192,445	(317,678)

Net cash provided by (used in) operating activities	11,213,001	655,890	(5,528,119)

Cash flows from investing activities:
Construction in progress	--	(217,174)	198,511
Purchases of property & equipment	(29,638)	(447,130)	(434,726)

Net cash used in investing activities	(29,638)	(664,304)	(236,215)

Cash flows from financing activities:
Loan repayments	(2,926,247)	(995,678)	(2,945,039)
Advances to directors and affiliated companies	--	(157,285)	(960,950)

Net cash used in financing activities	(2,926,247)	(1,152,963)	(3,905,989)

Effect of exchange differences	271,072	33,411	57,792

Net increase (decrease) in cash and cash equivalents	8,528,189	(1,127,966)	(9,612,531)

Cash and cash equivalents, beginning of period	$10,044,579	$1,769,744	$10,896,807

Cash and cash equivalents, end of period	$18,572,767	$641,778	$1,284,276

Supplemental disclosures of cash flow information:
Interest paid	$556,211	$410,041	$959,807

Income taxes	$39,550	$247,431	$--

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008

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

During October of 2004, Silverstrand acquired all of the outstanding capital of Shenyang Maryland International Industry Co., Limited (“Shenyang Maryland”) for $5,000,000, payable to its former owners as follows:

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

Shenyang Xinchao Property Company Limited (“Shenyang Xinchao”) was registered on August 16, 2005 in Shenyang, Liaoning Province, in the PRC with a registered capital of $12,330,456 (RMB 100,000,000) and a defined period of existence of 11 years to August 15, 2016. Shenyang Yindu Property Company Limited (“Yindu”) was registered on August 16, 2005 in Shenyang, Liaoning Province, in the PRC with a registered capital of $6,615,228 (RMB 50,000,000) and a defined period of existence of 11 years to August 15, 2016.Xinchao and Yindu were formed to develop a certain tract of property located in the Heping District of Shenyang, and will feature a construction area of almost 500,000 square meters with a linear site area of approximately 101,000 square meters. The local government of Heping District of Shenyang received back the land use rights of the Xita project because of new developing plan of the district. Heping District refunded the land usage right paid by Xinchao and reimbursed the development cost incurred by Xinchao.

Beijing Xinchao Property Company Limited (“Beijing Xinchao”) was registered in Beijing on March 27, 2008. Beijing Xinchao was 100% owned by Shenyang Xinchao with a registered capital amounting to $4,255,440 (RMB 29,800,000) and a defined period of existence of 10 years.

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

The Company, through its wholly-owned subsidiary - Silverstrand, transferred 100% of the issued share capital of Loyal Best Property Development Limited to Celebrities Realestate Development Group Co., Ltd. in exchange for the payment of approximately $48.70 million(360 million Chinese yuan). The transaction was closed on December 15, 2007. As of March 31, 2008, the Company fully received the selling amount of disposal of Loyal Best.

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

The following is a summary of significant accounting policies:

Unaudited Interim Financial Information - The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2007. The results of the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2008.

Principles of Consolidation – All significant inter-company transactions and balances within the Company are eliminated in consolidation.

Allowance for Doubtful Accounts - The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and other receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2008 and December 31, 2007, the Company reserved $5,581,612 and $5,174,895 respectively.

Properties held for sale – The Company capitalizes as properties held for sale, the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. At March 31, 2008 and December 31, 2007, properties held for sale amounted to $7,720,231 and $7,696,437, respectively.

Property and equipment – Property and equipment is being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over useful lives as follows:

Building and land use rights	8-26 years
Leasehold improvements	20 years
Equipment	5 years
Motor vehicles	5 years
Office furniture and fixtures	5 years

As of March 31, 2008 and December 31, 2007 Property, Plant & Equipment consist of the following:

	3-21-2008	12-31-2007
Building	$61,594,407	$58,605,918
Automobile	1,184,841	1,115,768
Office equipment & Furniture	408,972	948,066
Others	11,377	10,930

	63,199,597	60,680,682
Accumulated depreciation	11,194,952	10,048,346

Property and equipment, net	$52,004,645	$50,632,336

Depreciation expense for the three month periods ended March 31, 2008, 2007 and 2006 and totaled $718,918, $580,321 and $580,324 respectively.

Repairs and maintenance costs are normally charged to the statement of operations in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized during the three month periods ended March 31, 2008, 2007 and 2006.

As of March 31, 2008 fixed assets totaling $36,245,512 have been pledged as securities to various banks in respect of borrowings totaling $28,988,400.

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

As of March 31, 2008 and December 31, 2007, the Company had no construction-in-progress balance.

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

Capitalization of Interest

In accordance with SFAS 34, interest incurred during construction is capitalized to construction in progress. All other interest is expensed as incurred. During the three month periods ended March 31, 2008, the Company did not have any construction therefore no interest was capitalized.

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

Reclassifications – Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentation. These reclassifications had on effect on previously reported results of operations or retained earnings.

3.	Receivable on disposal of subsidiaries

The amount of receivable on disposal of subsidiaries as of March 31, 2008 and December 31, 2007 are $0 and $30,701,957, respectively. The receivable balance was non interest bearing, unsecured and due on demand. The Company received the entire balance on disposal of subsidiary amounting $30,701,957 in of the period ended March 31, 2008.

4.	Properties held for resale

Properties held for resale at March 31, 2008 and December 31, 2007 by project is as follows:

	3-31-2008	12-31-2007
Qiyun New Village	$1,660,795	$1,595,366
Peacock Garden	240,727	231,244
Chenglong Garden	5,174,663	5,250,960
President Building	213,200	204,801
Maryland Building	261,667	251,358
Others	169,179	162,708

Total	$7,720,231	$7,696,437

The Company introduced a “Five-year Trial Accommodation Scheme” (the “Scheme”) to attract potential buyers when initial sales at the project did not meet expectations. Under the Scheme, property buyers were required to pay a 10% refundable deposit based on the sale price of the property or $6,039 (RMB50,000) and another 20%, based on the sale price of the property which is non-refundable, over 5 years by monthly installments, totaling 30% throughout the trial period. The remaining 70% of the consideration shall be due and payable immediately after the trial period when the property buyers exercise their option whether or not to complete the purchase. If the buyer chooses not to buy the property, the 10% refundable deposit or $6,039 (RMB 50,000) will be refunded to the buyers (less any unpaid rental due) and monthly installments received over the 5-year trial period will have been recognized as rental income in the year in which they arose. As of March 31, 2008 and December 31, 2007, $852,215 and $733,774 worth of properties held for sale in Qiyun New Village were occupied by individuals who agreed to buy the properties without having fully paid the purchase consideration. $232,706 and $196,103 was included in advance from buyers for this Scheme as of March 31, 2008 and December 31, 2007.

5.	Accounts payable and accrued expenses

Accounts payable and accrued expenses comprised of following as of March 31, 2008 and December 31, 2007:

	3-31-2008	12-31-2007
Accounts payable	$4,223,710	$6,090,281
Payroll and welfare payable	107,935	71,090
Interest and other accrued expenses	2,574,460	2,454,044

Total	$6,906,105	$8,615,415

6.	Tax payables

Tax payables consist of the following as of March 31, 2008 and December 31, 2007:

	3-31-2008	12-31-2007
Income tax payable	$5,981,270	$5,944,954
Business tax	512,903	519,634
Land appreciate payable	2,144,003	2,069,781
Other levies	288	17,947

Total	$8,638,464	$8,552,316

7.	Short-term loans

	3-31-2008	12-31-2007
Loans from Banks – In default
	$7,854,000	$9,931,413

Loans from bank – due within 12 months
	15,422,400	15,345,270
Mortgage loans	--	485,069

Total current loans payable	$23,276,400	$25,231,297

The Company acted as an agent and borrowed mortgage loans amounting $485,069 as of December 31, 2007 under its employees’ name using properties held by the Company. All balances of mortgage loans were cleared as of March 31, 2008 and the pledged assets were released too. As of March 31, 2008 and December 31, 2007, the carrying values of stock of properties of $$0 and $484,764 have been pledged for the Company’s mortgage loans.

On June 22, 2006 the Company entered into a settlement agreement with a bank with respect to $8,230,453 ($7,854,000 as of March 31, 2008) of past due notes. In accordance with the terms of this settlement agreement, $1,228,163 loan interest accrued as of December 31, 2007 may be waived if the Company repays the loan principle per the installments schedule. The Company is required to pay back the loan principal in a three step installments started with the first payment amounting $685,871 due on December 20, 2007 according to the agreement. The Company paid the first installment on time as of December 31, 2007. The 2nd and 3rd instalments are approximately $5 million (RMB 35 million) is due in June, 2008 and $2.86 million (RMB 20 million) is due on September 2008. Assets of the Company are pledged against these bank loans. Subsequently on April 15, 2008, the Company paid the loan principle off amounting to $5,712,000 (RMB 40,000,000).

On February 4th, 2008, the Company paid off $2,386,831 bank loan which was in default as of December 31, 2007.

As of March 31, 2008 and 2007, the Company incurred interest expense amounting $792,530 and $701,502 respectively.

The Company had a default loan amounting to $23,166,667 with due dates in 2003 and 2004. The defaulted loans borrowed from Industrial and Commercial Bank of China was assigned to a third party. The Company entered into an agreement with the third party on July 30, 2007 to buy back the loans for $7,581,333. As of September 30, 2007, the total consideration of $7,581,333 was fully paid. According to the agreement, the outstanding interest payable associated with the non-performing loan amounting to $439,014 was also forgiven as of December 31, 2007. The assets pledged with the loan were released before the year ended 2007. As of December 31, 2007, the Company realized gain on settlement of debt amounted to $11,115,201.

8.	Long-term debts — secured

	3-31-2008	12-31-2007

Long term debts:

Bank loans	$ 5,712,000	$ 5,486,968

On June 18, 2007 the Company obtained a loan from a bank for $5,486,968 at an interest rate of 8.775% before September 15, 2007 and 9.711% after September 15, 2007, and is due on June 12, 2009. The loan is secured by fixed assets and land use rights the Company owned. The long-term debt is due on June 12, 2009.

9.	Statutory Reserve

In accordance with the Chinese Company Law, the Company has established a policy to reserve 10% of its annual net income as statutory reserve. The Company reserved $11,491 and $638,128 as of March 31, 2008 and December 31, 2007 respectively.

10.	Gain on Settlement of Debt

In January 2008, the Company received the final judgment from Liaoning Province People’s Superior Court 2007 (No. 97) dated on December 21, 2007 regarding the law suit between Shenyang Normal College, Shenyang Maryland (a wholly owned subsidiary of the Company) and Jiansu Province Suzhong Construction Group, Ltd. The final judgment stated that Shenyang Maryland should pay Shenyang Normal College RMB 5,210,454 along with the interest calculated from June 2, 2000 to the payment date using the interest rate of six-month loan per People’s Bank of China. The interest payable calculated was RMB 2,152,262 as of March 31, 2008. As of December 31, 2007, the payable to Shenyang Normal College was RMB 14,561,185 (approximately $1,997,510). The gain on settlement of debt as of March 31, 2008 was calculated as follows:

Amount

Debt recorded as of December 31, 2007	RMB	14,561,185

Minus: Amount should pay per final judgment		(5,210,454)

Interest calculated per final judgment		(2,152,262)

Gain on settlement of debt as of March 31, 2008	RMB	7,198,469

	US$	1,006,130
11.	Stock Options

On January 31, 2008, the Company issued a non-incentive stock option for 10,000 shares to a non-employee director with an exercise price of $0.65 that will expire on January 31, 2010. The options vested and became exercisable over a term of two years. Compensation expense as of March 31, 2008 related to the outstanding stock options was $3,301.

Risk-free interest rate	2.00%
Expected life of the options	2 year
Expected volatility	121.79%
Expected dividend yield	0%

On January 31, 2007, the Company issued a non-incentive stock option for 10,000 shares to a non-employee director with an exercise price of $4.65 which will expire on January 31, 2009. The options vested and became exercisable over a term of two years. Compensation expense as of March 31, 2007 related to the outstanding stock options was $20,524.

Risk-free interest rate	2.00%
Expected life of the options	2 year
Expected volatility	83.76%
Expected dividend yield	0%

Options outstanding at March 31, 2007 and related weighted average price and intrinsic value is as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$4.65	10,000	0.42	$2.33	5,833	$2.33	--
$0.65	10,000	0.92	$0.33	833	$0.33	$5,200

A summary of option activity as of March 31, 2008, and changes during the periods then ended is presented below:

Options	Shares
Outstanding at January 1, 2007	173,568
Granted	10,000
Exercised	--
173,568
Forfeited or expired
Outstanding at December 31, 2007	10,000
Granted	10,000
Exercised	--
Forfeited or expired	--
Outstanding at March 31, 2008	20,000
Exercisable at March 31, 2008	6,666

12.	Income Tax

The Company is registered in the State of Nevada and has operations in primarily three tax jurisdictions – the People’s Republic of China, Hong Kong and the United States. For operation in the US, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of March 31, 2008. Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from continuing operations on income consists of the following for the years ended March 31, 2008 and 2007:

	3-31-2008	3-31-2007

US current income tax expense (benefit)	--	--
Federal	$ --	$ --
State	--	--

HK current income tax expense	--	--
PRC current income tax expense	38,303	478,088

Total provision for income tax	$ 38,303	$ 478,088

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	3-31-2008	3-31-2007
Tax expense (credit) at statutory rate - federal	34%	34%
State tax expense net of federal tax	6%	6%
Changes in valuation allowance	(40%)	(40%)
Foreign income tax - HK	0%	0%
Foreign income tax - PRC	25%	30%
Tax expense at actual rate	25%	30%

United States of America

As of March 31, 2008, the Company in the United States had approximately $25,284 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at March 31, 2008 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of March 31, 2008 and December 31, 2007.

	3-31-2008	12-31-2007
Net operation loss (gain) carry forward	$ (25,284)	$ (278,840)
Total deferred tax assets	129,455	121,111
Less: valuation allowance	(129,455)	(121,111)
Net deferred tax assets	$ --	$ --

13.	Other comprehensive income

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at March 31, 2008 and December 31, 2007 are as follows:

2007
Balance as of December 31, 2006	$ 468,344
Change for 2007	1,000,202

Balance as of December 31, 2007	1,468,546

Change in 2008	668,047
Balance as of March 31, 2008	$ 2,136,593

14.	Segment Information

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

During the years ended March 31, 2008 and December 31, 2007, the Company is organized into two main business segments: (1) Property for sale, (2) Rental income and (3) Income of management fee of commercial buildings. The following table presents a summary of operating information and certain year-end balance sheet information for the years ended March 31, 2008 and December 31, 2007:

	3-31-2008	12-31-2007
Revenues from unafiliated customers:
Selling of properties	$1,453,855	$4,378,993

Rental income	1,003,502	3,733,241

Management fee	418,792	1,563,394

Consolidated	$2,876,149	$9,675,627

Operating income (loss):
Selling of properties	$1,118,463	$708,291

Rental income	608,690	518,957

Management fee	208,307	(23,969)

Corporation (1)	(2,125,701)	(7,098,244)

Consolidated	$(190,241)	$(5,894,965)

Net income (loss) before taxes:

Selling of properties	$1,118,463	$2,637,332

Rental income	608,690	518,957

Management fee	208,307	(23,969)

Corporation (1)	(2,090,835)	(1,177,571)

Consolidated	$(155,375)	$1,954,749

Identifiable assets:

Selling of properties	$7,652,134	$5,350,282

Rental & management fee	51,631,064	49,953,769

Corporation (1)	19,301,639	45,167,178

Consolidated	$78,584,837	$100,471,229

Depreciation and amortization:
Selling of properties	$--	$--

Rental & management fee	691,355	2,325,938

Corporation (1)	27,563	17,703

Consolidated	$718,918	$2,343,721

Capital expenditures:
Selling of properties	$--	$79,187

Rental & management fee	--	5,765,432

Corporation (1)	29,638	4,878,509

Consolidated	$29,638	$10,723,128

(1). Unallocated loss from Operating income (loss) and Net income (loss) before taxes are primarily related to general corporate expenses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)	Caution Regarding Forward-Looking Information

The following discussion and analysis should be read in conjunction with our consolidated financial statements prepared in accordance with accounting principles generally accepted in the USA. Unless otherwise indicated, references in this discussion to the “Company”, “we”, “our” and “us” are to Great China International Holdings, Inc., and its subsidiaries.

Any statements in this discussion that are not historical facts are forward-looking statements that involve risks and uncertainties; actual results may differ from the forward-looking statements. Sentences or phrases that use such words as “believes”, “anticipates”, “plans”, “may”, “hopes”, “can”, “will”, “expects”, “is designed to”, “with the intent”, “potential” and others indicate forward-looking statements, but their absence does not mean that a statement is not forward-looking. Factors that could have a material and adverse impact on actual results are described under the heading “Risk Factors” in our annual report on Form 10-KSB, filed with the Securities and Exchange Commission on April 16, 2007, and under the caption “Item 1A. Risk Factors” below. We do not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

(3)	Results of Operations

Comparison of operations for March 31, 2008 with March 31, 2007:

The Company incurred net income of $(193,678) for the three-month period March 31, 2008 compared to a net income of $849,405 for the similar period in 2007, representing an decrease of $1,043,083 or 122.80% quarter on quarter. Components of sales and expenses resulting in this decrease in net income are discussed below.

Sales revenues increased by $1,220,840 or 523.93% year-on-year to $1,453,855 for the quarter ended March 31, 2008 compared to $233,015 for the same period in 2007. Rental and management fee income increased by $64,021 or 4.71% to $1,422,294 during March 31, 2008 from $1,358,273 for the comparable period in 2007. These changes are mainly attributable to the increased sales volume of the remaining building units.

Cost of properties sold increased by $497,647 or 112.58% during the three month period ended March 31, 2008, as compared to the corresponding period in 2007. This was primarily attributable to the increase in the number of units sold as described above.

Operating and selling expenses increased by $26,397 or 144.7% to $44,639 for the March 31, 2008 as compared to $18,242 for the year ended December 31, 2007. The increase is demanded for business development.

General and administrative expenses increased by $984,350 or 259.87% to $1,363,131 during the three month period ended March 31, 2008 compared to $378,781 for the three month period ended March 31, 2007.

Total depreciation expense increased by $138,597 or 23.88% to $718,918 for March 31, 2008, compared to $580,321 for the corresponding period in 2007, since the growth of fixed assets held by the company for business expansion.

Other income decreased $1,120,738 or 96.98% to $34,866 in 2008 from $1,155,604 in 2007 due primarily to several non-routine transactions, for transferred from account payable which needn’t paid.

Interest and financing costs increased by $194,106 to $788,229 for March 31, 2008, as compared to $594,123 for March 31, 2007. The increase was primarily due to subsequent repayments of outstanding loans.

(4)	Cash Flow Discussion

Net cash flows provided by operating activities for the quarters ended March 31, 2008 and 2007 were $11,213,001and $655,890, respectively. The increase in funds provided by was primarily due to the disposal of Loyal Best.

Net cash flows used in investing activities for the quarter ended March 31, 2008, was $29,638 compared to $664,304 of cash flow provided during the quarter ended March 31, 2007. The investing activity change was primarily due to receivable on purchases of property and equipment of $29,638.

Net cash flows used in financing activities for the three-month period ended March 31, 2008 was $2,926,247 compared to net cash used in financing activities of $1,152,963 for the quarter ended March 31, 2007, the change could be mostly explained by repayments of loans and borrowings to various banks totaling $2,926,247 .

(5)	Liquidity and Capital Resources

Current liabilities exceeded current assets by $20,380,202 as of March 31, 2008. The working capital deficit was incurred primarily due to Short Term Loans of $ 23,276,400. It is has become common practice in China, for banks and companies to renegotiate loan extensions on an annual basis. This is driven by the ever changing banking regulatory environment and a situation where banks are becoming more conservative.

Under the circumstances, most lending banks had and have usually worked sympathetically and closely with borrowers for loan extension or restructuring for a shorter period within the administrative guidelines of the government. As State policies are issued outside the control of the banks in China and form part of the macro and micro-economic measures, many bankers and their customers are often stuck in the situation, thus they are generally more tolerant their counterparts in Western economies. They will work hard to deal with the situation provided the borrowers are responsible and have good relationship with the lenders.

Overdue Loans

As of March 31, 2008, the Company’s subsidiary, Shenyang Maryland International Industry Co. Limited (“Maryland”), had one overdue bank loan in Bank of China Zhongshan Branch, totaling $7,854,000 , loan in Agricultural Bank of China have been fully repaid as of February 2008.

Contractual Obligations

The following table is a summary of the Company’s contractual obligations as of March 31, 2008:

	Total	Less than one year	1-3 Years	Thereafter

Short-Term Debt	$23,276,400	$23,276,400	$--	$--

Long-Term Debt	5,712,000	--	5,712,000	--

Amounts due to related parties	--	--	--	--

Construction commitments	--	--	--	--
Total Contractual Cash Obligations	$28,988,400	$23,276,400	$5,712,000	$--

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

Item 4T.  Controls and Procedures

As of March 31, 2008 an evaluation was performed under the supervision and with the participation of Great China's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Great China's disclosure controls and procedures. Based on that evaluation, Great China's management, including the Chief Executive Officer and Chief Financial Officer, concluded that Great China's disclosure controls and procedures were effective. There have been no significant changes in Great China's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In January 2008, the Company received the final judgment from Liaoning Province People’s Superior Court 2007 (No. 97) dated on December 21, 2007 regarding a law suit between Shenyang Normal College, Shenyang Maryland (a wholly owned subsidiary of the Company) and Jiansu Province Suzhong Construction Group, Ltd. The final judgment stated that Shenyang Maryland should pay Shenyang Normal College RMB 5,210,454 along with the interest calculated from June 2, 2000 to the payment date using the interest rate of six-month loan per People’s Bank of China. The interest payable calculated was RMB 2,152,262 as of March 31, 2008. As of December 31, 2007, the payable to Shenyang Normal College was RMB 14,561,185 (approximately $1,997,510).

Item 1A.  Risk Factors

There have been no material changes from the risk factors as disclosed in the Company’s Form 10-K filed on April 14, 2008.

Item 6.  Exhibits

Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

31.1	31	The certification of chief executive officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	31	The certification of chief financial officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	32	The certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: May 15, 2008	By:	/s/ Frank Jiang
Frank Jiang, Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2008	By:	/s/ Wang Li Rong
Wang Li Rong, Chief Financial Officer (Principal Financial and Accounting Officer)