Form 10-Q
period 2008-06-30
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2008-08-14
CIK 828878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☒   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-3 of the Exchange Act). (check one)

Large accelerated filer  ☐   Accelerated filer ☐   Non-accelerated filer  ☐   Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity: As of August 8, 2008, there were 11,759,966 shares of common stock outstanding.

FORM 10-Q
GREAT CHINA INTERNATIONAL HOLDINGS, INC.

TABLE OF CONTENTS	Page

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$10,985,244	$10,044,579
Accounts receivable, net	211,023	325,058
Receivable on disposal of subsidiaries	--	30,701,957
Other receivable, net	160,946	1,070,863
Properties held for resale	7,451,835	7,696,437

Total current assets	18,809,048	49,838,893

Property and equipment, net	52,398,626	50,632,336

Deferred tax assets	164,030	--

Total assets	$71,371,704	$100,471,229

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term loans	$17,945,700	$25,231,297
Accounts payable and accrued expenses	7,119,511	8,615,415
Other payable	1,561,749	5,723,489
Payable to disposed subsidiaries	766,186	10,494,449
Commission payable	1,784,080	8,898,502
Advances from buyers	1,990,051	2,034,019
Taxes payable	8,704,598	8,552,316
Current portion of long-term debt	5,836,000	--

Total current liabilities	45,707,874	69,549,487

Long term debt, net	--	5,486,968

Total liabilities	45,707,874	75,036,455

Stockholders' equity:
Common stock, $.001 par value 50,000,000 shares
authorized, 11,759,966 issued and outstanding	11,760	11,760
Additional paid in capital	4,566,156	4,562,855
Statutory reserve	638,128	638,128
Other comprehensive income	2,630,135	1,468,546
Retained earnings	17,817,650	18,753,485

Total stockholders' equity	25,663,830	25,434,773

Total liabilities and stockholders' equity	$71,371,704	$100,471,229

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Three month periods ended June 30,		Six month periods ended June 30,
	2008	2007	2008	2007
Revenue
Real estate Sales	$743,298	$1,391,785	$2,218,685	$1,624,800
Rental and management fee income	1,470,838	1,503,961	2,914,196	2,862,234

Total revenues	2,214,136	2,895,746	5,132,881	4,487,034

Cost of revenue	1,063,061	2,789,805	2,016,680	3,231,860

Gross profit	1,151,075	105,941	3,116,201	1,255,174

Operating expenses
Selling expenses	36,788	55,479	82,088	73,721
General and administrative expenses	723,473	1,815,557	2,104,557	2,194,338
Depreciation and amortization	730,659	534,922	1,460,224	1,115,243

Total operating expenses	1,490,920	2,405,958	3,646,869	3,383,302

Loss from operations	(339,844)	(2,300,017)	(530,668)	(2,128,127)

Other income (expense)
Gain on settlement of debt	--	--	1,075,843	--
Other income, net	4,843	4,534,832	(235,715)	6,484,101
Impairment loss	--	--	--	(199,542)
Interest and finance costs	(609,439)	(701,136)	(1,409,324)	(1,295,259)

Total other income (expense)	(604,596)	3,833,696	(569,196)	4,989,300

Income (loss) before income taxes	(944,440)	1,533,679	(1,099,865)	2,861,172

Provision for income taxes	(202,900)	537,557	(164,030)	1,015,645

Net income (loss)	(741,540)	996,122	(935,834)	1,845,527

Other comprehensive income:
Foreign currency translation adjustment	493,543	196,309	1,161,590	229,720

Net comprehensive income (loss)	(247,997)	1,192,431	225,755	2,075,247

Net income (loss) per share - basic and diluted	$(0.06)	$0.08	$(0.08)	$0.16

Weighted average number of shares - outstanding basic and diluted	11,759,966	11,782,036	11,759,966	11,782,036

Basic and diluted weighted average shares outstanding are the same as there is no antidilutive effect.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
Cash flows from operating activities:
Net income (loss)	$(935,834)	$1,845,527
Adjustments to reconcile net income (loss) to operating activities -
Depreciation and amortization	1,460,224	1,181,407
Deferred tax assets	(164,030)	(671,009)
Gain on settlement of debt	(1,075,843)	--
Provision for doubtful accounts	149,427	--
Allowance for Xita project	--	199,542
Non-cash stock compensation expense	3,301	--
(Increase) decrease in current assets:
Accounts receivable and other receivable	31,720,942	(260,541)
Advances to suppliers	--	(308,112)
Prepaid expenses	--	71,959
Properties held for resale	713,750	1,075,164
(Increase) decrease in current liabilities:
Accounts payable and other payables and accrued expenses	(22,392,727)	(1,079,438)
Deposits held	--	(62,403)
Advances from buyers	(168,530)	(822,506)
Income and other taxes payable	(161,997)	2,270,676

Net cash provided by operating activities	9,148,681	3,440,266

Cash flows from investing activities:
Construction in progress	--	(1,115,190)
Purchase of property & equipment	(46,217)	(5,422,762)

Net cash used in investing activities	(46,217)	(6,537,952)

Cash flows from financing activities:
Loan proceeds	--	7,591,864
Loan repayments	(8,643,184)	(2,938,349)
Advances to directors and affiliated companies	--	(688,884)

Net cash provided by /(used in) financing activities	(8,643,184)	3,964,631

Effect of exchange differences	481,386	229,720

Net increase in cash and cash equivalents	940,666	1,096,665

Cash and cash equivalents, beginning of period	$10,044,579	$1,769,744

Cash and cash equivalents, end of period	$10,985,244	$2,866,409

Supplemental disclosures of Cash Flow information:
Interest paid	$75,420	$980,259

Income taxes	$1,106,490	$378,621

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2008

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

Beijing Xinchao Property Company Limited (“Beijing Xinchao”) was registered in Beijing on March 27, 2008. Beijing Xinchao was 100% owned by Shenyang Xinchao with a registered capital amounting to $4,255,440 (RMB 29,800,000) and a defined period of existence of 10 years. Beijing Xinchao was disposed on May 2008 in the amount of $4,255,440 and no gain/loss was recognized in the disposal. The disposal amount was fully received on June 30, 2008.

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

The Company, through its wholly-owned subsidiary - Silverstrand, transferred 100% of the issued share capital of Loyal Best Property Development Limited to Celebrities Realestate Development Group Co., Ltd. in exchange for the payment of approximately $48.70 million(360 million Chinese yuan). The transaction was closed on December 15, 2007. As of June 30, 2008, the Company fully received the selling amount of disposal of Loyal Best.

The Company engages in the development and sale of high quality real estate properties and developed residential and commercial properties includes Maryland building, President Building, Qiyun New Village, Peacock Garden, and Chenglong Garden. The Company also engages in rental of commercial buildings in the City of Shenyang, China. Shenyang Maryland, the Company’s indirect wholly-owned subsidiary, was one of the first private property developers and retailers in China.

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

The following is a summary of significant accounting policies:

Unaudited Interim Financial Information - The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2007. The results of the six month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2008.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances within the Company are eliminated in consolidation.

Allowance for Doubtful Accounts - The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and other receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2008 and December 31, 2007, the Company reserved $5,657,780 and $5,174,895 respectively.

Properties held for sale – The Company capitalizes as properties held for sale, the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. At June 30, 2008 and December 31, 2007, properties held for sale amounted to $7,451,835 and $7,696,437, respectively.

Property and equipment – Property and equipment is being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over useful lives as follows:

Building and land use rights	8 - 26 years
Leasehold improvements	20 years
Equipment	5 years
Motor vehicles	5 years
Office furniture and fixtures	5 years

As of June 30, 2008 and December 31, 2007 Property, Plant & Equipment consist of the following:

	6-30-2008	12-31-2007
		(Audited)
Building	$62,391,540	$58,605,918
Automobile	1,210,562	1,115,768
Office equipment & Furniture	430,474	948,066
Others	15,603	10,930

	64,588,179	60,680,682

Accumulated depreciation	12,189,553	10,048,346

Property and equipment, net	$52,398,626	$50,632,336

Depreciation expense for the six month periods ended June 30, 2008 and 2007 and totaled $1,460,224 and $1,115,243 respectively.

Repairs and maintenance costs are normally charged to the statement of operations in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized during the six month periods ended June 30, 2008, 2007 and 2006.

As of June 30, 2008 fixed assets totaling $36,245,512 have been pledged as securities to various banks in respect of borrowings totaling $23,781,700.

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

As of June 30, 2008 and December 31, 2007, the Company had no construction-in-progress balance.

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

Capitalization of Interest

In accordance with SFAS 34, interest incurred during construction is capitalized to construction in progress. All other interest is expensed as incurred. During the three month periods ended June 30, 2008, the Company did not have any construction therefore no interest was capitalized.

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

In May 0f 2008, FSAB issued SFASB No.162, The Hierarchy of Generally Accepted Accounting Principles. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The company does not believe this pronouncement will impact its financial statements.

In May of 2008, FASB issued SFASB No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The company does not believe this pronouncement will impact its financial statements.

Reclassifications – Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentation. These reclassifications had on effect on previously reported results of operations or retained earnings.

3.	Receivable on disposal of subsidiaries

The amount of receivable on disposal of subsidiaries as of June 30, 2008 and December 31, 2007 are $0 and $30,701,957, respectively. The receivable balance was non interest bearing, unsecured and due on demand. The Company received the entire balance on disposal of subsidiary amounting $30,701,957 in of the period ended June 30, 2008.

4.	Properties held for resale

Properties held for resale at June 30, 2008 and December 31, 2007 by project is as follows:

	6-30-2008	12-31-2007
		(Audited)
Qiyun New Village	$1,511,068	$1,595,366
Peacock Garden	245,953	231,244
Chenglong Garden	5,036,016	5,250,960
President Building	217,829	204,801
Maryland Building	267,347	251,358
Others	173,623	162,708

Total	$7,451,836	$7,696,437

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

As of June 30, 2008 and December 31, 2007, $879,468 and $733,774 worth of properties held for sale in Qiyun New Village were occupied by individuals who agreed to buy the properties without having fully paid the purchase consideration. $245,467 and $196,103 was included in advance from buyers for this Scheme as of June 30 2008 and December 31, 2007.

5.	Accounts payable and accrued expenses

Accounts payable and accrued expenses comprised of following as of June 30, 2008 and December 31, 2007:

	6-30-2008	12-31-2007
		(Audited)
Accounts payable	$4,312,505	$6,090,281
Payroll and welfare payable	102,512	71,090
Interest and other accrued expenses	2,704,494	2,454,044

Total	$7,119,511	$8,615,415

6.	Tax payables

Tax payables consist of the following as of June 30, 2008 and December 31, 2007:

	6-30-2008	12-31-2007
		(Audited)
Income tax payable	$5,927,621	$5,944,954
Business tax	516,255	519,634
Land appreciate payable	2,189,650	2,069,781
Other levies	71,072	17,947

Total	$8,704,598	$8,552,316

7.	Short-term loans

Short-term loans as of June 30, 2008 and December 31, 2007 are comprised as follow:

Nature	Due on	Interest per Annum	6-30-2008	12-31-2007
				(Audited)
Bank loan – in default	12-31-2004	7.56%	$2,188,500	$9,931,413
Bank loan	10-23-2008	10.206%	15,757,200	14,814,815
	Various dates till
Mortgage loans	6-12-2023	4.2%	--	485,069

Total			$17,945,700	$25,231,297

The Company acted as an agent and borrowed mortgage loans amounting $485,069 as of December 31, 2007 under its employees’ name using properties held by the Company. All balances of mortgage loans were cleared as of March 31, 2008 and the pledged assets were released too. As of June 30, 2008 and December 31, 2007, the carrying values of stock of properties of $0 and $484,764 have been pledged for the Company’s mortgage loans.

On June 22, 2006 the Company entered into a settlement agreement with a bank with respect to $8,230,453 of past due notes. In accordance with the terms of this settlement agreement, $1,228,163 loan interest accrued as of December 31, 2007 may be waived if the Company repays the loan principle per the installments schedule. The Company is required to pay back the loan principal in a three step installments started with the first payment amounting $685,871 due on December 20, 2007 according to the agreement. The Company paid the first installment on time as of December 31, 2007. The 2nd and 3rd instalments are approximately $5 million (RMB 35 million) is due in June, 2008 and $2.86 million (RMB 20 million) is due on September 2008. Assets of the Company are pledged against these bank loans. Subsequently on April 15, 2008, the Company paid the loan principle off amounting to $5,712,000 (RMB 40,000,000).

As of June 30, 2008 and 2007, the Company incurred interest expense amounting $1,409,324 and $1,295,259 respectively.

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

8.	Long-term debts — secured

Nature	Due on	Interest per Annum	6-30-2008	12-31-2007
				(Audited)
Bank loan – Long Term	6-12-2009	9.711%	$--	$5,486,968

Bank loan - Current	6-12-2009	9.711%	5,836,000	--

Total			$5,836,000	$5,486,968

On June 18, 2007 the Company obtained a loan from a bank for $5,486,968 at an interest rate of 8.775% before September 15, 2007 and 9.711% after September 15, 2007, and is due on June 12, 2009. The loan is secured by fixed assets and land use rights the Company owned. The long-term debt is due on June 12, 2009.

9.	Statutory Reserve

In accordance with the Chinese Company Law, the Company has established a policy to reserve 10% of its annual net income as statutory reserve. The Company reserved $0 and $638,128 as of June 30, 2008 and December 31, 2007 respectively.

10.	Gain on Settlement of Debt

In January 2008, the Company received the final judgment from Supreme People’s Court 2007 (No. 97) dated on December 21, 2007 regarding the law suit between Shenyang Normal College, Shenyang Maryland (a wholly owned subsidiary of the Company) and Jiangsu Province Suzhong Construction Group, Ltd. The judgment of Supreme Court is the final judgment per Chinese law.

The judgments are summarized that Shenyang Maryland should pay Shenyang Normal College $650,265 (RMB 5,210,454) along with the interest calculated from June 2, 2000 to the payment date using the interest rate of six-month loan per People’s Bank of China. The interest shall be paid within 15 days after the judgment takes effect. The corresponding interest expense calculated was RMB 2,152,262 ($300,822) from June 2, 2000 to January 20, 2008 per judgment. According to the judgment, the accounts payable shall be released after Shenyang Maryland pays the $650,265 payable with interest in the amount of $300,822.

The Company has paid off the balance payable to the Shenyang Normal College with interest per judgment on January 20, 2008.

The gain on settlement of debt as of June 30, 2008 was calculated as follows:

Amount
Debt recorded as of December 31, 2007	RMB 14,561,185

Minus: Amount should pay per final judgment	(5,210,454)

Interest calculated per final judgment	(2,152,262)

Gain on settlement of debt as of June 30, 2008	RMB 7,198,469

US$ 1,075,843
11.	Stock Options

On January 31, 2008, the Company issued a non-incentive stock option for 10,000 shares to a non-employee director with an exercise price of $0.65 that will expire on January 31, 2010. The options vested and became exercisable over a term of two years. Compensation expense as of June 30, 2008 related to the outstanding stock options was $3,301.

Risk-free interest rate	2.00%
Expected life of the options	2 year
Expected volatility	121.79%
Expected dividend yield	0%

On January 31, 2007, the Company issued a non-incentive stock option for 10,000 shares to a non-employee director with an exercise price of $4.65 which will expire on January 31, 2009. The options vested and became exercisable over a term of two years. Compensation expense as of June 30, 2007 related to the outstanding stock options was $20,524.

Risk-free interest rate	2.00%
Expected life of the options	2 year
Expected volatility	83.76%
Expected dividend yield	0%

Options outstanding at June 30, 2007 and related weighted average price and intrinsic value is as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$4.65	10,000	0.29	$2.33	7,083	$2.33	--
$0.65	10,000	0.79	$0.33	2,083	$0.33	$4,200

A summary of option activity as of June 30, 2008, and changes during the periods then ended is presented below:

Options	Shares
Outstanding at January 1, 2007	173,568
Granted	10,000
Exercised	--
173,568
Forfeited or expired
Outstanding at December 31, 2007	10,000
Granted	10,000
Exercised	--
Forfeited or expired	--
Outstanding at June 30, 2008	20,000
Exercisable at June 30, 2008	9,166

12.	Disposal of subsidiary

Beijing Xinchao was registered in Beijing on March 27, 2008, which was 100% owned by Shenyang Xinchao with a registered capital amounting to $4,255,440 (RMB 29,800,000) and a defined period of existence of 10 years.

Soon after Beijing Xinchao registered, the Company changed their business development plan in Beijing City and disposed of Beijing Xinchao in May 2008 in the amount of $4,255,440 (RMB29,800,000). No gain/loss of the disposal was realized. Beijing Xinchao had no operation before disposal. The disposal amount was fully received on June 30, 2008.

13.	Income Tax

The Company is registered in the State of Nevada and has operations in primarily three tax jurisdictions – the People’s Republic of China, Hong Kong and the United States. For operation in the US, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of June 30, 2008. Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from continuing operations on income consists of the following for the years ended June 30, 2008 and 2007:

	6-30-2008	6-30-2007

US current income tax expense (benefit)
Federal	$ --	$ --
State	--	--

HK current income tax expense	--	--
PRC current income tax expense	(164,030)	1,015,645

Total provision for income tax	$ (164,030)	$ 1,015,645

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	6-30-2008	6-30-2007
Tax expense (credit) at statutory rate - federal	34%	34%
State tax expense net of federal tax	6%	6%
Changes in valuation allowance	(40%)	(40%)
Foreign income tax - HK	0%	0%
Foreign income tax - PRC	(25%)	30%
Tax expense at actual rate	(15%)	35%

United States of America

As of June 30, 2008, the Company in the United States had approximately $83,748 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at June 30, 2008 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of June 30, 2008 and December 31, 2007.

	6-30-2008	12-31-2007
		(Audited)
Net operation loss (gain) carry forward	$ (362,588)	$ (278,840)
Total deferred tax assets	149,585	121,111
Less: valuation allowance	(149,585)	(121,111)
Net deferred tax assets	$ --	$ --

Hong Kong

As of June 30, 2008, the Company in the Hong Kong had approximately $121,693 in net operating loss carry forwards available to offset future taxable income. There is no time limit for the losses to carry forward. The deferred tax assets for the Hong Kong entities at June 30, 2008 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the Hong Kong as of June 30, 2008 and December 31, 2007.

	6-30-2008	12-31-2007
		(Audited)
Net operation loss (gain) carry forward	$ (121,693)	$ 23,722,801
Total deferred tax assets	21,296	--
Less: valuation allowance	(21,296)	--
Net deferred tax assets	$ --	$ --

Aggregate net deferred tax assets

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of June 30, 2008 and December 31, 2007:

	6-30-2008	12-31-2007
(Audited)
Aggregate:
Total deferred tax assets	$ 170,881	$ 121,111
Less: valuation allowance	(170,881)	(121,111)
Net deferred tax assets	$ --	$ --

14.	Other comprehensive income

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at June 30, 2008 and December 31, 2007 are as follows:

Balance as of December 31, 2006	$ 468,344
Change for 2007	1,000,202

Balance as of December 31, 2007	1,468,546
Change in 2008	1,161,590

Balance as of June 30, 2008	$ 2,630,135

15.	Segment Information

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

During the years ended June 30, 2008 and December 31, 2007, the Company is organized into two main business segments: (1) Property for sale, (2) Rental income and Income of management fee of commercial buildings. The following table presents a summary of operating information and certain year-end balance sheet information for the years ended June 30, 2008 and December 31, 2007:

	6-30-2008	12-31-2007
		(Audited)
Revenues from unafiliated customers:
Selling of properties	$2,218,685	$4,378,993

Rental income & Management fee	2,914,196	5,296,634

Consolidated	$5,132,881	$9,675,627

Operating income (loss):
Selling of properties	$1,305,391	$708,291

Rental income & Management fee	(1,323,113)	494,988
Corporation (1)	(512,946)	(7,098,244)

Consolidated	$(530,668)	$(5,894,965)

Net income (loss) before taxes:

Selling of properties	$1,305,391	$2,637,332

Rental income & Management fee	(1,323,113)	494,988

Corporation (1)	(1,082,142)	(1,177,571)

Consolidated	$(1,099,865)	$1,954,749

Identifiable assets:

Selling of properties	$7,524,740	$5,350,282

Rental & management fee	52,484,435	49,953,769

Corporation (1)	11,362,529	45,167,178

Consolidated	$71,371,704	$100,471,229

Depreciation and amortization:
Selling of properties	$--	$--

Rental & management fee	1,453,275	2,326,018

Corporation (1)	6,949	17,703

Consolidated	$1,449,047	$2,343,721

Capital expenditures:
Selling of properties	$--	$79,187

Rental & management fee	--	5,765,432

Corporation (1)	42,217	4,878,509

Consolidated	$42,217	$10,723,128

(1). Unallocated loss from Operating income (loss) and Net income (loss) before taxes are primarily related to general corporate expenses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)	Caution Regarding Forward-Looking Information

The following discussion and analysis should be read in conjunction with our consolidated financial statements prepared in accordance with accounting principles generally accepted in the USA. Unless otherwise indicated, references in this discussion to “we”, “our” and “us” are to Great China International Holdings, Inc., and its subsidiaries.

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

Recent Projects

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

Comparison of operations for June 30, 2008 with June 30, 2007:

The Company incurred net loss of $935,834 for the six months ended June 30, 2008 compared to a net income of $1,845,527 for the six months ended June 30, 2007, representing a decrease of $2,781,361 or 150.71% semiyearly. Components of other net income resulting in this decrease in net income are discussed below.

Revenues increased by $593,885 or 36.55% semiyearly to $2,218,685 for the the six months ended June 30, 2008 compared to the same period of 2007 of $1,624,800. Rental and management fee income increased by $51,962 or 1.82% to $2,914,196 for the six months ended June 30, 2008 from $2,862,234 for the comparable period in 2007. These changes are mainly attributable to the increased sales volume of the remaining building units and the sales of parking lots..

Cost of properties sold decreased by $1,215,180 or 37.60% during June 30, 2008, as compared to the corresponding period in 2007. The decrease is mainly attributable to the increased sales of parking lots of Chenglong Garden which has no cost.

Operating and selling expenses increased by $8,367 or 11.35% to $82,088 for the June 30, 2008 as compared to $73,721 for the corresponding period in 2007. The increase is demanded for business development.

General and administrative expenses decreased by $89,781 or 4.09% to $2,104,557 during June 30, 2008 compared to $2,194,338 for June 30, 2007.

Total depreciation expense increased by $344,981 or 30.93% to $1,460,224 for the six months ended June 30, 2008, compared to $1,115,243 for the corresponding period in 2007, since the growth of fixed assets held by the company for business expansion.

Other income, net decreased $6,719,816 or 103.64% to negative $235,715 for the six months ended 2008 from $6,484,101 for the six months ended 2007 due primarily to several non-routine transactions, such as the land leveling income of $6,382,800, gain on settlement of bad debt of $754,873 in second quarter of 2007, however, there are no such great transaction in 2008 except an increase in sundry income by $139,115 compared with the amount for the corresponding period in 2007, and as well as a payment of land leveling expenses of $387,223 in March of 2008.

Interest and financing costs increased by $114,065 to $1,409,324 for the six months ended June 30, 2008 as compared to $1,295,259 for the six months ended June 30, 2007. The increase was primarily due to change of currency exchange rate.

(4)	Cash Flow Discussion

Net cash flows provided by operating activities for June 30, 2008 and 2007 were $9,148,681 and $3,440,266, respectively. The increase in funds provided by was the receivable balance was non interest bearing, unsecured and due on demand. The Company received the entire balance on disposal of subsidiary amounting $30,701,957 in of the six month period ended June 30, 2008.

Net cash flows used in investing activities for June 30, 2008, was negative $ 46,217 compared to negative $6,537,952 of cash flow provided for June 30, 2007. The investing activity change was primarily due to payment of construction in progress of $1,115,190 and purchases of property & equipment of $5,380,412.

Net cash flows used in financing activities for June 30, 2008, was negative $8,643,184 compared to net cash used in financing activities of $3,964,631 for June 30, 2007, the change could be mostly explained by repayments of loans and borrowings to various banks totaling $7,591,864.

(5)	Liquidity and Capital Resources

Current liabilities exceeded current assets by $26,898,826 as of June 30, 2008. The working capital deficit was incurred primarily due to Short Term Loans of 17,945,700. It is has become common practice in China, for banks and companies to renegotiate loan extensions on an annual basis. This is driven by the ever changing banking regulatory environment and a situation where banks are becoming more conservative.

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

(6)	Contractual Obligations

The following table is a summary of the Company’s contractual obligations as of June 30, 2008:

	Total	Less than one year	1-3 Years	Thereafter

Short-Term Debt	$17,945,700	$17,945,700	$--	$--

Long-Term Debt	5,836,000	5,836,000	--	--

Amounts due to related parties	--	--	--	--

Construction commitments	--	--	--	--
Total Contractual Cash Obligations	$23,781,700	$23,781,700	$--	$--

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

There still exist the phenomena of false advertisements, contract fraud and illegal actions in agent service and logistic administration, which are to be kept within limits in effect. It should not only rely on the self-restriction

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this report, Great China International’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Great China International’s disclosure controls and procedures were effective as of the end of the fiscal quarter on June 30, 2008, to ensure that information that is required to be disclosed by Great China International in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within Great China International to disclose information that is otherwise required to be set forth in its periodic reports.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2008, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

31.1	31	The certification of chief executive officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	31	The certification of chief financial officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	32	The certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: August 14, 2008	By:	/s/ Jiang Peng
Jiang Peng, Chairman of the Board (Principal Executive Officer)

Date: August 14, 2008	By:	/s/ Sun Dongqing
Sun Dongqing, Chief Financial Officer (Principal Financial and Accounting Officer)