Form 10-K/A
period 2007-12-31
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2008-08-26
CIK 828878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A is to respond to comments received by Great China International Holdings, Inc., from the Securities and Exchange Commission’s Division of Corporation Finance in a letter dated June 29, 2008 regarding our previously filed Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on April 15, 2008 (“Original Form 10-K”). Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," beginning on page 4 of this Amendment, is revised to correct figures under the caption "Liquidity and Capital Resources." The Consolidated Financial Statements beginning on page F-1 of this Amendment are amended as follows:

●	The Statement of Cash Flows has been revised to record to reconciling items of gain on settlement of debt and loss on terminated projects to non-cash items.
●

New Note 8 “Payable to Disposed Subsidiary – Restated” has been added to disclose the terms of a loan payable to Loyal Best Property Development Limited, a subsidiary that was disposed of in December 2007 (“Loyal Best”).

●	New Note 9 [Former Note 8] “Short-Term Loans,” has been revised to add disclosure of term and interest rates on short-term loans.
●

New Note 12 [Former Note 11] “Gain on Sale of Subsidiary – Restated” has been revised to add proforma information on results of operations with respect to Loyal Best, the subsidiary acquired and disposed of in 2007.

●	New Note 18 “Restatement” has been added to disclose information on the restatement of the Consolidated Statement of Cash Flows and Notes to Consolidated Financial Statements.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our Principal Executive Officer and Principal Financial and Accounting Officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A.

There are no other changes to the Original Form 10-K other than those outlined above. Except as required to reflect the changes noted above, this Amendment No. 1 on Form 10-K/A does not attempt to modify or update any other disclosures set forth in our Original Form 10-K. Furthermore, this Amendment No. 1 on Form 10-K/A does not purport to provide a general update or discussion of any other developments of Great China International subsequent to the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and our filings made with the Securities and Exchange Commission subsequent to the date of the Original Form 10-K.

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

Liquidity and Capital Resources

Net cash flows provided by operating activities for the years ended December 31, 2007, 2006 and 2005 were $50,420,001, $4,517,894, and $4,903,230 respectively. The substantial increase in 2007 was attributable to a significant increase in net income, due primarily to a gain on disposition of a subsidiary and a gain upon settlement of debt, an a correspondingly large increase in other payables and accrued expenses.

Net cash flows used in investing activities for the year ended December 31, 2007, was $28,288,291 compared to $7,391,802 and $7,191,560 for the years ended December 31, 2006 and 2005. This significant change in 2007 is primarily attributable to the net effect of the following:

•	a decrease in construction in progress of $8,126,213 during the year, resulting from the fact that we currently have no construction in progress;
•	a net increase in property and equipment of $7,354,196, resulting primarily from a vehicle purchase, the decoration expense for the Presidential Building and the repurchase of properties on the 16th floor of the Presidential Building; and
•	an aggregate of $30,701,958 used in investing activities from discontinued operations.

Net cash flows used in financing activities for the year ended December 31, 2007, was $15,107,074 compared to net cash used by financing activities of $6,521,760 for the year ended December 31, 2006. Net cash flows provided by financing activities for the year ended December 31, 2005 was $12,178,034, provided primarily from borrowings. The significant difference between the years ended December 31, 2007 and 2006 was primarily attributable to payment and settlement of overdue debt. On July 30, 2007, Great China International, through its subsidiary Shenyang Maryland, entered into an agreement to repurchase and effectively settle overdue debt in the amount of $23,166,667 and outstanding interest payable of $439,014, which amounts had been purchased from the original lender by an unrelated third party. We purchased the debt for total consideration of $7,581,333, resulting in gain on settlement of debt of $11,115,201.

As of December 31, 2007, current liabilities exceeded current assets by $19,710,593, as compared to $51,178,976 as of December 31, 2006. The working capital deficit as of December 31, 2007 was incurred primarily due to accounts payable and accrued expense of $14,338,903, other payables related to disposal of subsidiary of $19,392,951 and taxes payable of $8,552,316. Cash and equivalents were $10,044,579 at December 31, 2007, compared to $1,769,744 at December 31, 2006, an increase of $8,274,835, or 468%.

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

SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 26th day of August 2008.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

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

As discussed in Note 18, the consolidated financial statements for the year ended December 31, 2007 have been restated.

/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
February 27, 2008, except for Note 8, 12 and 18, which are as of August 21, 2008.

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

/s/ Murrell, Hall, McIntosh & Co., PLLP

Oklahoma City, Oklahoma
April 10, 2007

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
Current assets:
Cash and equivalents	$10,044,579	$1,769,744
Accounts receivable, net	325,058	1,454,164
Receivable on disposal of subsidiaries	30,701,957	--
Other receivable, net	1,070,863	2,731,463

Properties held for resale	7,696,437	10,620,550
Prepaid expenses	--	86,617

Total current assets	49,838,893	16,662,538

Property and equipment, net	50,632,336	43,894,578
Construction in progress	--	9,372,189

Total assets	$100,471,229	$69,929,305

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term loans	$25,231,297	$51,308,184
Accounts payable and accrued expenses	8,615,415	8,113,187
Other payable	5,723,489	3,209,289
Payable to disposed subsidiaries	10,494,449	--

Commission payable	8,898,502	--
Advances from buyers	2,034,019	3,004,011
Amounts due to related companies	--	695,002
Taxes payable	8,552,316	1,083,765
Current portion of long-term debt	--	428,076

Total current liabilities	69,549,487	67,841,514
Long term debt, net of current portion shown above	5,486,968	1,999,465

Total liabilities	75,036,455	69,840,979

Stockholders' equity:
Common stock, $.001 par value 50,000,000 shares authorized,
11,759,966 issued and outstanding
at December 31, 2007 and 11,782,036 at December 31,2006	11,760	11,783
Additional paid in capital	4,562,855	4,542,308
Statutory reserve	638,128	--
Other comprehensive income	1,468,546	468,344
Retained earning /(accumulated deficit)	18,753,485	(4,934,109)

Total stockholders' equity	25,434,773	88,326

Total liabilities and stockholders' equity	$100,471,229	$69,929,305

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

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$24,325,722	$(3,746,802)	$80,394
Adjustments to reconcile net income (loss) to operating activities -
Depreciation and amortization	2,343,721	2,051,664	2,030,896
Loss on terminated project - restated in 2007	1,504,604	--	--
Gain on settlement of debt - restated in 2007	(11,115,201)	--	--
(Reduction in) Provision for doubtful accounts	3,731,419	(335,421)	380,917
Non-cash stock compensation expense	20,524	513,835	--
Loan closing costs	--	723,612	--
(Increase)/decrease in assets:
Restricted cash	--	482,548	313,790
Accounts receivable and other receivable	1,916,364	(600,796)	(107,552)
Other receivable	(3,135,764)	810,702	--
Advances to suppliers	--	--	(1,967,923)
Prepaid expenses	778,975	1,236,771	--
Amounts due from related parties	--	--	(2,658,985)
Properties held for resale	3,540,825	3,945,587	19,970,035
Increase/(decrease) in liabilities:
Accounts payable and other payables and accrued expenses	24,358,712	(532,399)	(3,204,643)
Deposits held	--	(87,443)	--
Advances from buyers	(91,924)	186,455	(10,461,701)
Income and other taxes payable	2,242,023	428,996	528,002

Net cash provided by operating activities from continuing operations	50,420,001	5,077,309	4,903,230
Net cash provided by/(used in) operating activities from discontinued operations	--	(559,415)	--

Net cash provided by operating activities	50,420,001	4,517,894	4,903,230

Cash flows from investing activities:
Construction in progress - restated in 2007	8,126,213	(6,466,661)	(2,905,528)
Purchases of property & equipment	(7,354,196)	(1,042,194)	(4,286,032)
Sale of property & equipment	1,641,649	117,053	--

Net cash provided by/(used in) investing activities from continuing operations	2,413,667	(7,391,802)	(7,191,560)
Net cash used in investing activities from discontinued operations	(30,701,958)	--	--

Net cash used in investing activities	(28,288,291)	(7,391,802)	(7,191,560)

Cash flows from financing activities:
Loan proceeds	--	76,835,664	15,219,295
Loan repayments - restated in 2007	(14,676,812)	(87,664,216)	(1,744,565)
Advances from (to) directors and affiliated companies	(430,262)	1,828,512	--
Dividends	--	--	(1,133,510)
Proceeds from stock issuance, net of offering costs	--	2,478,280	(163,186)

Net cash used in financing activities from continuing operations	(15,107,074)	(6,521,760)	12,178,034
Net cash used in financing activities from discontinued operations	--	--	--

Net cash provided by (used in) financing activities	(15,107,074)	(6,521,760)	12,178,034

Effect of exchange differences	1,250,198	268,605	187,662

Net increase (decrease) in cash and cash equivalents	8,274,835	(9,127,063)	10,077,366

Cash and cash equivalents, beginning of period	$1,769,744	$10,896,807	$819,441

Cash and cash equivalents, end of period	$10,044,579	$1,769,744	$10,896,807

Supplemental disclosures of cash flow information:
Interest paid	$2,382,280	$3,275,175	$1,880,670

Income taxes	$521,211	$--	$607,457

Supplemental disclosures of non- cash investing and financing activities:
Transfer of properties held for sale to property & equipment	$430,691	$249,129	$3,671,990

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

8.	Payable to disposed subsidiary - restated

The Company has a loan payable to a disposed subsidiary, Loyal Best Property Development Limited, amounting to $10,494,449 as of December 31, 2007. The loan was unsecured with 12.024% per annum interest rate and due on demand.

Subsequently, the Company paid $9,774,086 to Loyal Best and had a balance due as of June 30, 2008 in the amount of $720,363.

9.	Short-term loans

The short-term loans consist of the following as of December 31, 2007 and 2006:

Nature	Due on	Interest rate Annum	12-30-2007
Bank loan – in default	12-31-2004	7.56%	$7,544,582
Bank loan – in default	12-21-2005	9.7929%	2,386,831
Bank loan	10-23-2008	10.206%	14,814,815
	Various dates
Mortgage loans	till 6-12-2023	4.2%	485,069

Total			$25,231,297

Nature	Due on	Interest rate Annum	12-30-2006
Loans from Banks – in default	12-31-2005	9.7929%	$2,225,063
	12-04-2003	7.722%	2,557,545
	12-30-2004	6.0534%	8,961,636

			13,744,244

Loans from bank - due within 12 months	11-05-2007	7.254%	15,345,270

Bank loans purchased by asset management company	12-04-2002	7.722%	479,539
	07-20-2003	7.722%	7,672,635
	09-07-2003	7.722%	8,951,407
	04-17-2004	7.137%	5,115,089

			22,218,670

Total current loans payable			$51,308,184

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

As of December 31, 2007, 2006 and 2005, the Company incurred interest expense amounting $3,103,715, $2,397,927 and $2,502,092 respectively.

The Company had defaulted loans amounting to $23,166,667 with due dates in 2003 and 2004. The defaulted loans borrowed from Industrial and Commercial Bank of China were assigned to a third party. The Company entered into an agreement with the third party on July 30, 2007 to buy back the loans for $7,581,333 . As of September 30, 2007, the total consideration of $7,581,333 was fully paid. According to the agreement, the outstanding interest payable associated with the non-performing loan amounting to $439,014 was also forgiven as of December 31, 2007. The assets pledged with the loan were released before the year ended 2007. As of December 31, 2007, the Company realized gain on settlement of debt amounted to $11,115,201.

10.	Long-term debts – secured

	2007	2006
Long term debts:

Bank loans	$5,486,968	$--

Mortgage loans	--	2,427,541
Less: Current portion of
long-term debts	--	(428,076)

Long-term debts	$5,486,968	$1,999,465

On June 18, 2007 the Company obtained a loan from a bank for $5,486,968 at an interest rate of 8.775% before September 15, 2007 and 9.711% after September 15, 2007, and is due on June 12, 2009. The loan is secured by fixed assets and land use rights the Company owned.

Maturities of long-term debt including mortgage loans for each of the next five years and thereafter are as follows:

Amount

2008	$--
2009	5,486,968

Total	$5,486,968

11.	Statutory Reserve

In accordance with the Chinese Company Law, the Company has established a policy to reserve 10% of its annual net income as statutory reserve. The Company reserved $638,128 and $0 for the years ended December 31, 2007 and 2006 respectively.

12.	Gain on disposal of subsidiary - restated

1).	Disposal of Loyal Best Property Development Limited

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

The consideration of acquisition comprised as follow:

Amount

Consideration paid for the acquisition	$4,010,000
Net assets of Loyal Best at acquisition	(451,556)

Goodwill on acquisition	4,461,556

The following un-audited pro forma consolidated financial information for the period through disposal (November 30, 2007), as presented below, reflects the results of operations of the Company assuming the acquisition of Loyal Best occurred on January 1, 2007. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on January 1, 2007, and may not be indicative of future operating results.

January 1, 2007 to November 30, 2007
Net Revenues	$9,675,627

Operating income
(5,956,884)

Net Income	$378,667

Earnings/(loss) per share - basic & diluted	$0.03

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

Following is the detail information for gain on disposal of Loyal Best:

Amount
Disposal consideration	$48,701,957

Goodwill on acquisition	(4,461,556)
Net assets of Loyal Best at disposal	(5,694,446)
Commission fee and others	(9,549,580)
Total cost of investment at disposal	(19,705,582)

Gain on disposal of Loyal Best	$28,996,375

Income tax	(5,049,321)
Gain on disposal of Loyal Best, net	$23,947,054

Loss on discontinued operations	$(61,271)

Exchange difference on discontinued operations	$(242,162)

2)	Disposal of Shenyang Jitian Property, Ltd.

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

The components of the loss from discontinued operations are presented below:

Period Ended November 16, 2006
Administrative expenses	$69,805
Operating and selling expenses	538,667

Loss from operations	(608,472)
Other expense
Interest and finance costs	(5,076)

Loss from discontinued operations	$(603,395)

Construction in progress	$75,612,783

Other current assets	3,159,170
Long term debt	(76,726,343)
Other current liabilities	(1,216,872)

Net assets sold	828,738

Sales proceeds	1,399,970

Gain from disposal of subsidiary	$571,232

13.	Loss on Termination Project

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

14.	Stock Options

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

Expected volatility	25%

Weighted-average volatility	25%

Expected dividends	0%

Expected term (in years)	1 to 5 years

Risk-free rate	4.5%

A summary of option activity as of December 31, 2007, and changes during the years then ended is presented below:

Options	Shares

Outstanding at January 1, 2007	173,568

Granted	10,000

Exercised	--

Forfeited or expired	173,568
Outstanding at December 31, 2007	10,000

Exercisable at December 31, 2007	4,583

15.	Income Tax

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

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of December 31, 2007 and 2006.

	2007	2006
Net operation loss (gain) carry forward	$ (278,840)	$ 605,302
Total deferred tax assets	121,111	31,099
Less: valuation allowance	(121,111)	(31,099)
Net deferred tax assets	$ --	$ --

16.	Other comprehensive income

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at December 31, 2007 are as follows:

Foreign Currency Translation Adjustment
Balance at December 31, 2006	$468,344

Change for 2006	1,000,202

Balance at December 31, 2007	$1,468,546

17.	Segment Information

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

The following table presents a summary of operating information and certain year-end balance sheet information for the years ended December 31, 2007 and 2006:

	Years ended December 31
	2007	2006
Revenues from unafiliated customers:
Selling of properties	$4,378,993	$7,205,954

Rental income	3,733,241	3,835,538

Management fee	1,563,394	1,696,801

Consolidated	$9,675,627	$12,738,293

Operating income (loss):
Selling of properties	$708,291	$(964,434)

Rental income	518,957	1,867,492

Management fee	(23,969)	64,836

Corporation (1)	(7,098,244)	(2,675,887)

Consolidated	$(5,894,965)	$(1,707,993)

Net income (loss) before taxes:

Selling of properties	$2,637,332	$(964,434)

Rental income	518,957	1,867,492

Management fee	(23,969)	163,823

Corporation (1)	(1,177,571)	(4,781,520)

Consolidated	$1,954,749	$(3,714,639)

Identifiable assets:

Selling of properties	$5,350,282	$8,283,595

Rental & management fee	49,953,769	39,026,429

Corporation (1)	45,167,178	22,619,281

Consolidated	$100,471,229	$69,929,305

Depreciation and amortization:
Selling of properties	$--	$--

Rental & management fee	2,325,938	1,836,374

Corporation (1)	17,703	215,290

Consolidated	$2,343,721	$2,051,664

Capital expenditures:
Selling of properties	$79,187	$--

Rental & management fee	5,765,432	69,275

Corporation (1)	4,878,509	972,919

Consolidated	$10,723,128	$1,042,194

(1). Unallocated loss from Operating income (loss) and Net income (loss) before taxes are primarily related to general corporate expenses.

F-24

18.	Restatement

Subsequent to the issuance of the Company's financial statements for the years ended December 31, 2007 and 2006, the Company determined that certain presentations in the financial statements had not been accounted for properly in the Company's financial statements. Specifically, the Company did not present the pro forma information for the subsidiary acquired during the year. Also, the consolidated statement of cash flow as of December 31, 2007 was not present properly. The Company decided to restate the financial statements for the year ended December 31, 2007.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2007
	(Restated)	(Reported)
Cash flows from operating activities:
Adjustments to reconcile net income (loss) to operating activities -

Loss on terminated project - restated	1,504,604	--

Gain on settlement of debt – restated	(11,115,201)	--

Net cash provided by operating activities from continuing operations	50,420,001	60,030,598

Net cash provided by operating activities	50,420,001	60,030,598

Cash flows from investing activities:

Construction in progress – restated	8,126,213	9,630,817

Net cash provided by/(used in) investing activities from continuing operations
	2,413,667	3,918,271

Net cash used in investing activities	(28,288,291)	(26,783,687)

Cash flows from financing activities:

Loan repayments - restated	(14,676,812)	(25,792,012)

Net cash used in financing activities from continuing operations	(15,107,074)	(26,222,274)

Net cash provided by (used in) financing activities	(15,107,074)	(26,222,274)