Form 10-Q
period 2008-09-30
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2008-11-14
CIK 828878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2008

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
Yes  ☐   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity: As of November 12, 2008, there were 11,759,966 shares of common stock outstanding.

FORM 10-Q
GREAT CHINA INTERNATIONAL HOLDINGS, INC.

TABLE OF CONTENTS	Page

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$7,417,041	$10,044,579
Accounts receivable, net	304,385	325,058
Receivable on disposal of subsidiaries	--	30,701,957
Other receivable, net	128,028	1,070,863
Properties held for resale	6,911,150	7,696,437

Total current assets	14,760,604	49,838,893

Property and equipment, net	1,070,001	1,095,007

Properties held for rent	50,755,355	49,537,329

Total assets	$66,585,959	$100,471,229

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term loans	$21,652,400	$25,231,297
Accounts payable and accrued expenses	4,429,318	8,615,415
Other payable	1,651,865	5,723,489
Payable to a former subsidiary	768,287	10,494,449
Commission payable	1,784,080	8,898,502
Advances from buyers	1,904,587	2,034,019
Taxes payable	8,812,204	8,552,316

Total current liabilities	41,002,741	69,549,487

Long term debt, net	--	5,486,968

Total liabilities	41,002,741	75,036,455
Stockholders' equity:
Common stock, $.001 par value 50,000,000 shares
authorized, 11,759,966 issued and outstanding	11,760	11,760
Additional paid in capital	4,566,156	4,562,855
Statutory reserve	638,128	638,128
Other comprehensive income	2,193,113	1,468,546
Retained earnings	18,174,061	18,753,485

Total stockholders' equity	25,583,218	25,434,773

Total liabilities and stockholders' equity	$66,585,959	$100,471,229

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Three month periods ended September 30,		Nine month periods ended September 30,
	2008	2007	2008	2007
Revenues
Real estate sales	$816,571	$709,419	$3,035,256	$2,334,219
Rental and management fee income	1,539,255	1,195,996	4,453,451	4,058,230

Total revenues	2,355,825	1,905,415	7,488,707	6,392,449

Cost of revenues	1,157,439	664,227	3,174,119	3,896,087

Gross profit	1,198,387	1,241,189	4,314,588	2,496,362

Operating expenses
Selling expenses	3,893	3,354	85,981	77,074
General and administrative expenses	822,270	5,059,096	2,926,827	7,253,434
Agent fee	--	2,649,007	--	2,649,007
Depreciation and amortization	754,306	635,280	2,214,530	1,750,523

Total operation expenses	1,580,469	8,346,737	5,227,338	11,730,038

Loss from operations	(382,082)	(7,105,549)	(912,750)	(9,233,676)

Other income (expense)
Land leveling income (expense)	--	--	(391,400)	5,960,265
Gain on settlement of debt	--	15,918,226	1,087,805	15,918,226
Gain on interest expense waived	1,002,805	--	1,002,805	--
Loss on terminated project	--	(1,311,323)	--	(1,510,865)
Other income, net	555,012	(753,474)	699,092	(229,638)
Interest and finance costs	(655,295)	(2,155,487)	(2,064,619)	(3,450,746)

Total other income (expense)	902,523	11,697,942	333,327	16,687,242

Income (loss) before income taxes	520,441	4,592,394	(579,424)	7,453,567

Provision for income taxes	164,030	2,532,595	--	3,548,240

Income (loss) from operations	356,411	2,059,799	(579,424)	3,905,327

Discontinued operations
Gain from entity held for sale	--	--	--	211,059

Net income (loss)	356,411	2,059,799	(579,424)	4,116,386

Other comprehensive income:
Foreign currency translation adjustment	91,224	277,707	724,567	507,427

Net comprehensive income (loss)	447,635	2,337,506	145,144	4,623,813

Net income (loss) per share from continued operations
Basic	$0.03	$0.18	$(0.05)	$0.33

Diluted	$0.03	$0.18	$(0.05)	$0.33

Net income per share from discontinued operations
Basic	$--	$--	$--	$0.02

Diluted	$--	$--	$--	$0.02

Net income (loss) per share
Basic	$0.03	$0.18	$(0.05)	$0.35

Diluted	$0.03	$0.18	$(0.05)	$0.35

Weighted average number of shares outstanding
Basic	11,759,966	11,759,966	11,759,966	11,759,966

Diluted	11,760,410	11,759,966	11,759,966	11,759,966

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
Cash flows from operating activities:
Net income (loss)	$(579,424)	$4,116,386
Adjustments to reconcile net income (loss) to operating activities -
Depreciation and amortization	2,214,530	1,750,523
Gain on interest expense waived	(1,002,805)	--
Gain on settlement of debt	(1,087,448)	(15,918,226)
Provision for doubtful accounts	92,379	3,665,323
Loss on termination of project	--	1,510,865
Non-cash stock compensation expense	3,301	--
(Increase) decrease in current assets:
Accounts receivable and other receivable	31,677,751	(943,016)
Advances to suppliers	--	1,039,581
Properties held for resale	1,271,326	1,219,604
(Increase) decrease in current liabilities:
Accounts payable and other payables and accrued expenses	(24,082,976)	688,569
Advances from buyers	(259,448)	(728,514)
Income and other taxes payable	21,601	4,632,604

Net cash provided by operating activities from continuing operations	8,235,786	1,033,699
Net cash provided by operating activities from discontinued operations	--	17,056,254

Net cash provided by operating activities	8,235,786	18,089,952

Cash flows from investing activities:
Construction in progress	(34,409)	7,861,324
Purchase of property & equipment	(48,292)	(6,182,583)

Net cash provided by/(used in) investing activities	(82,701)	1,678,741

Cash flows from financing activities:
Loan proceeds	--	5,333,333
Loan repayments	(10,886,967)	(22,005,151)
Advances to directors and affiliated companies	--	(671,489)

Net cash in financing activities	(10,886,967)	17,343,307

Effect of exchange differences	106,344	748,950

Net increase/(decrease) in cash and cash equivalents	(2,627,538)	3,174,336

Cash and cash equivalents, beginning of period	$10,044,579	$1,769,744

Cash and cash equivalents, end of period	$7,417,041	$4,944,080

Supplemental disclosures of cash flow information:
Interest paid	$3,516,313	$1,951,286

Income taxes	$97,428	$380,888

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

1.	Description of business

Nature of organization

Great China International Holdings, Inc., (the “Company “) was incorporated in the State of Nevada on December 4, 1987, under the name of Quantus Capital, Inc., and in 1992, it changed its name to Red Horse Entertainment Corporation. On September 15, 2005, the Company changed its name to Great China International Holdings, Inc.

Beijing Xinchao Property Company Limited (“Beijing Xinchao”) was registered in Beijing on March 27, 2008. Beijing Xinchao was 100% owned by Shenyang Xinchao with a registered capital amounting to $4,255,440 (RMB 29,800,000) and a defined period of existence of 10 years. Beijing Xinchao was disposed of in May 2008 for the amount of $4,255,440 and no gain/loss was recognized in the disposal. The disposal amount was fully received on September 30, 2008.

On August 7, 2007, the Company completed the acquisition of all of the issued share capital of Loyal Best Property Development Limited (“Loyal Best”), a Hong Kong limited company, from Gentle Knight Limited.

Loyal Best was the sole owner of an entity called Shenyang Loyal Best Hunnan Property Development Limited (“Shenyang Loyal Best”), a wholly owned foreign enterprise that was a party to a Confirmation Letter of Auction with respect to a parcel of land located at the center area of Hunnan New Zone in the city of Shenyang, China. Immediately after acquisition, the Company decided to sell Loyal Best at a gain.

The Company, through its wholly-owned subsidiary - Silverstrand, transferred 100% of the issued share capital of Loyal Best Property Development Limited to Celebrities Real Estate Development Group Co., Ltd. in exchange for the payment of approximately $48.70 million(360 million Chinese yuan). The transaction was closed on December 15, 2007. As of September 30, 2008, the Company fully received the selling amount of disposal on Loyal Best.

The Company engages in the development and sale of high quality real estate properties and developed residential and commercial properties includes Maryland building, President Buildings, Qiyun new village, Peacock Garden, and Chenglong Garden. The Company also engages in rental of commercial buildings in the City of Shenyang, China. Shenyang Maryland, the Company’s indirect wholly-owned subsidiary, was one of the first private property developers and retailers in China.

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

The following is a summary of significant accounting policies:

Unaudited Interim Financial Information - The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2007. The results of the nine month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2008.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances within the Company are eliminated in consolidation.

Allowance for Doubtful Accounts - The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and other receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2008 and December 31, 2007, the Company reserved $5,613,432 and $5,174,895 respectively.

Properties held for sale – The Company capitalizes as properties held for sale, the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. At September 30, 2008 and December 31, 2007, properties held for sale amounted to $6,911,150 and $7,696,437, respectively.

Properties held for rental – Properties include buildings held for rental and land use rights, which are being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over 20-26 years

As of September 30, 2008 and December 31, 2007 properties held for rental consist of the following:

	9-30-2008	12-31-2007

Buildings and land use rights	62,738,561	58,825,103

Accumulated depreciation	(11,983,206)	(9,287,774)

	50,755,355	49,537,329

Depreciation expense for the nine month periods ended September 30, 2008 and 2007, totaled $2,035,936 and $1,712,665, respectively.

Property and equipment – Property and equipment is being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over useful lives as follows:

Buildings	8-26 years
Leasehold improvements	20 years
Equipment	5 years
Motor vehicles	5 years
Office furniture and fixtures	5 years

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

As of September 30, 2008 and December 31, 2007 Property, Plant & Equipment consist of the following:

	9-30-2008	12-31-2007
Building	$365,512	$342,713
Automobile	1,213,881	1,115,768
Office equipment & Furniture	433,059	36,168
Construction in progress	35,112	--
Others	15,851	10,930

	2,063,415	1,855,579

Accumulated depreciation	(993,414)	(760,572)

Property and equipment, net	$1,070,001	$1,095,007

Depreciation expense for the nine month periods ended September 30, 2008 and 2007, totaled $178,594 and $37,858 respectively.

Repairs and maintenance costs are normally charged to the statement of operations in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized during the nine month periods ended September 30, 2008, 2007 and 2006.

As of September 30, 2008 fixed assets totaling $27,616,605 have been pledged as security to various banks in respect of borrowings totaling $21,652,400.

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

As of September 30, 2008 and December 31, 2007, the Company had $35,112 and $0 construction-in-progress balance respectively.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Revenue Recognition

Real estate sales

Real estate sales are reported in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate”. Profit from the sales of development properties, less 5% business tax, is recognized by the full accrual method when the sale is consummated. A sale is not considered consummated until (1) the parties are bound by the terms of a contract, (2) all consideration has been exchanged, (3) any permanent financing for which the seller is responsible has been arranged, (4) all conditions precedent to closing have been performed, (5) the seller does not have substantial continuing involvement with the property, and (6) the usual risks and rewards of ownership have been transferred to the buyer. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a deposit liability. Real estate rental income, less 5% business tax, is recognized on the straight-line basis over the terms of the tenancy agreements.

For land sales, the Company recognizes the revenue when title of the land development right is transferred and collectability is assured.

For the reimbursement on infrastructure costs, the Company recognizes the income (loss), which is at the fair market value agreed between the Company and the PRC government, when they enter into a binding agreement with the government agreeing on the reimbursement.

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

Capitalization of Interest

In accordance with SFAS 34, interest incurred during construction is capitalized to construction in progress. All other interest is expensed as incurred. During the nine month periods ended September 30, 2008, the Company did not have any construction therefore no interest was capitalized.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Other income

Other income consists of land leveling income, which was a one-time service performed pursuant to the request by our customer and gain on settlement of debt. These revenues are recognized when the services have been performed and the settled amount has been paid in accordance with the terms of the agreement.

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

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

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

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

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

The amount of receivable on disposal of subsidiary as of September 30, 2008 and December 31, 2007 are $0 and $30,701,957, respectively. The receivable balance was non interest bearing, unsecured and due on demand. The Company received the entire balance on disposal of subsidiary amounting to $30,701,957 in the nine-month period ended September 30, 2008.

4.	Properties held for resale

Properties held for resale at September 30, 2008 and December 31, 2007 by project are as follows:

	9-30-2008	12-31-2007
Qiyun New Village	$1,359,920	$1,595,366
Peacock Garden	246,628	231,244
Chenglong Garden	4,644,028	5,250,960
President Building	218,426	204,801
Maryland Building	268,080	251,358
Others	174,068	162,708

Total	$6,911,150	$7,696,437

The Company introduced a “Five-year Trial Accommodation Scheme” (the “Scheme”) to attract potential buyers when initial sales at the project did not meet expectations. Under the Scheme, property buyers were required to pay a 10% refundable deposit based on the sale price of the property or $6,039 (RMB50,000) and another 20%, based on the sale price of the property which is non-refundable, over 5 years by monthly installments, totaling 30% throughout the trial period. The remaining 70% of the consideration is due and payable immediately after the trial period when the property buyers exercise their option whether or not to complete the purchase. If the buyer chooses not to buy the property, the 10% refundable deposit or $6,039 (RMB 50,000) is refunded to the buyers (less any unpaid rental due) and monthly installments received over the 5-year trial period will have been recognized as rental income in the year in which they arose.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

As of September 30, 2008 and December 31, 2007, $880,678 and $733,774 worth of properties held for sale in Qiyun New Village were occupied by individuals who agreed to buy the properties without having fully paid the purchase consideration. $245,467 and $196,103 was included in advance from buyers for this Scheme as of September 30 2008 and December 31, 2007.

5.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of following as of September 30, 2008 and December 31, 2007:

	9-30-2008	12-31-2007
Accounts payable	$4,306,315	$6,090,281
Payroll and welfare payable	100,503	71,090
Interest and other accrued expenses	22,500	2,454,044

Total	$4,429,318	$8,615,415

6.	Tax payables

Tax payables consist of the following as of September 30, 2008 and December 31, 2007:

	9-30-2008	12-31-2007
		(Audited)
Income tax payable	$5,905,120	$5,944,954
Business tax	590,099	519,634
Land appreciate payable	2,199,939	2,069,781
Other levies	117,046	17,947

Total	$8,812,204	$8,552,316

7.	Bank loans, Short-term and long-term loans

Short-term loans as of September 30, 2008 and December 31, 2007 are comprised as follow:

Nature	Due on	Interest per Annum	9-30-2008	12-31-2007
Bank loan – in default	12-31-2004	7.56%	$--	$9,931,413
Bank loan	10-23-2008	10.206%	15,800,400	14,814,815
	Various dates till
Mortgage loans	6-12-2023	4.2%	--	485,069

Bank loans	6-12-2009	9.711%	5,852,000	--

Total			$21,652,400	$25,231,297

The Company acted as an agent and borrowed mortgage loans amounting to $485,069 as of December 31, 2007 under its employees’ names using properties held by the Company. All balances of mortgage loans were cleared as of March 31, 2008 and the pledged assets were released. As of September 30, 2008 and December 31, 2007,

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

the carrying values of stock of properties of $0 and $484,764 have been pledged for the Company’s mortgage loans.

As of September 30, 2008 and 2007, the Company incurred interest expense amounting to $2,083,416 and $3,450,746, respectively.

On June 22, 2006 the Company entered into a settlement agreement with a bank with respect to $8,230,453 of past due notes. In accordance with the settlement agreement, up to $1,228,163 loan interest accrued as of December 31, 2007 may be waived if the Company repays the loan principle per the installments schedule. The Company is required to pay back the loan principal in three installments in which the entire bank loan will be paid off on September 20, 2008.

The Company paid three installments on time per the agreement. The outstanding interest for the said loan was partially waived by the bank in the amount of $1,002,805 based on the agreement and the Company paid off the rest to the bank as of September 30, 2008. The $1,002,805 waived interest expense was recognized as other income as of September 30, 2008.

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

8.	Long-term debts — secured

Nature	Due on	Interest per Annum	9-30-2008	12-31-2007
Bank loans	6-12-2009	9.711%	$--	$5,486,968

Total			$--	$5,486,968

On June 18, 2007 the Company obtained a loan from a bank for $5,486,968 at an interest rate of 8.775% before September 15, 2007 and 9.711% after September 15, 2007, and is due on June 12, 2009. The loan is secured by fixed assets and land use rights the Company owns. The long-term debt is due on June 12, 2009. The loan is reclassified as short-term loan as of September 30, 2008.

9.	Statutory Reserve

In accordance with the Chinese Company Law, the Company has established a policy to reserve 10% of its annual net income as statutory reserve. The Company reserved $0 and $638,128 as of September 30, 2008 and December 31, 2007 respectively.

10.	Gain on Settlement of Debt

In January 2008, the Company received the final judgment from Liaoning Province People’s Superior Court 2007 (No. 97) dated on December 21, 2007 regarding the law suit between Shenyang Normal College, Shenyang Maryland (a wholly owned subsidiary of the Company) and Jiansu Province Suzhong Construction Group, Ltd. The final judgment stated that Shenyang Maryland should pay Shenyang Normal College RMB 5,210,454 along with the interest calculated from June 2, 2000 to the payment date using the interest rate of six-

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

month loan per People’s Bank of China. The interest payable calculated was RMB 2,152,262 as of March 31, 2008. As of December 31, 2007, the payable to Shenyang Normal College was RMB 14,561,185 (approximately $1,997,510). The gain on settlement of debt as of September 30, 2008 was calculated as follows:

Amount
Debt recorded as of December 31, 2007	RMB 14,561,185

Minus: Amount should pay per final judgment	(5,210,454)

Interest calculated per final judgment	(2,152,262)

Gain on settlement of debt as of September 30, 2008	RMB 7,198,469

US$ 1,087,805
11.	Loss on Termination Project

On July 20, 2007, Xinchao and Yindu ceased development on Xi Ta project and disposed of the associated assets. Shenyang Heping District Investment Promotion Bureau, the agency overseeing development of the Xi Ta area, is expanding the project and, as a consequence of the expansion, reached an agreement with the Company to re-acquire the land use rights for the Xita Project in exchange for refunding the land transfer fee of $4,437,397 and reimbursing the Company for amounts expended on the development in the amount of $1,646,024. On July 20, 2007, the local government approvals and procedures were completed for transferring the land use rights back to the local government and the Company received reimbursement of the land transfer fee and the amount expended on the development in August 2007. As of September 20, 2007, the Company’s loss on termination of the project amounted to $1,510,865.

12.	Stock Options

On January 31, 2008, the Company issued a non-incentive stock option for 10,000 shares to a non-employee director with an exercise price of $0.65 that will expire on January 31, 2010. The options vested and became exercisable over a term of two years. Compensation expense as of September 30, 2008 related to the outstanding stock options was $3,301.

Risk-free interest rate	2.00%
Expected life of the options	2 year
Expected volatility	121.79%
Expected dividend yield	0%

On January 31, 2007, the Company issued a non-incentive stock option for 10,000 shares to a non-employee director with an exercise price of $4.65 which will expire on January 31, 2009. The options vested and became exercisable over a term of two years. Compensation expense as of September 30, 2007 related to the outstanding stock options was $20,524.

Risk-free interest rate	2.00%
Expected life of the options	2 year
Expected volatility	83.76%
Expected dividend yield	0%

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Options outstanding at September 30, 2008 and related weighted average price and intrinsic value is as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$4.65	10,000	0.16	$2.33	7,083	$2.33	--
$0.65	10,000	0.66	$0.33	2,083	$0.33	$1,000

A summary of option activity as of September 30, 2008, and changes during the periods then ended is presented below:

Options	Shares
Outstanding at January 1, 2007	173,568
Granted	10,000
Exercised	--
Forfeited or expired	173,568
Outstanding at December 31, 2007	10,000
Granted	10,000
Exercised	--
Forfeited or expired	--
Outstanding at September 30, 2008	20,000
Exercisable at September 30, 2008	11,667

13.	Disposal of subsidiary

Beijing Xinchao was registered in Beijing on March 27, 2008, which was 100% owned by Shenyang Xinchao with a registered capital amounting to $4,255,440 (RMB 29,800,000) and a defined period of existence of 10 years.

Soon after Beijing Xinchao registered, the Company changed its business development plan in Beijing City and disposed of Beijing Xinchao in May 2008 in the amount of $4,255,440 (RMB29,800,000). No gain/loss of the disposal was realized. Beijing Xinchao had no operations before disposal. The disposal amount was fully received on September 30, 2008.

14.	Income Tax

The Company is registered in the State of Nevada and has operations primarily in three tax jurisdictions – the People’s Republic of China, Hong Kong and the United States. For operations in the US, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of September 30, 2008. Accordingly, the Company has no net deferred tax assets.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

The provision for income taxes from continuing operations on income consists of the following for the years ended September 30, 2008 and 2007:

	9-30-2008	9-30-2007

US current income tax expense (benefit)
Federal	$ --	$ --
State	--	--

HK current income tax expense	--	--
PRC current income tax expense	--	3,548,240

Total provision for income tax	$ --	$ 3,548,240

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	9-30-2008	9-30-2007
Tax expense (credit) at statutory rate - federal	34%	34%
State tax expense net of federal tax	6%	6%
Changes in valuation allowance	(40%)	(40%)
Foreign income tax - HK	17.5%	17.5%
Valuation allowance	(17.5%)	(17.5%)
Foreign income tax - PRC	(25%)	30%
Tax expense at actual rate	(25%)	47%

United States of America

As of September 30, 2008, the Company in the United States had approximately $120,325 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at September 30, 2008 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of September 30, 2008 and December 31, 2007.

	9-30-2008	12-31-2007
Net operation loss (gain) carry forward	$ (399,164)	$ (278,840)
Total deferred tax assets	159,666	121,111
Less: valuation allowance	(159,666)	(121,111)
Net deferred tax assets	$ --	$ --

Hong Kong

As of September 30, 2008, the Company in the Hong Kong had approximately $124,276 in net operating loss carry forwards available to offset future taxable income. There is no time limit for the losses to carry forward. The deferred tax assets for the Hong Kong entities at September 30, 2008 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of September 30, 2008 and December 31, 2007.

	9-30-2008	12-31-2007
Net operation loss (gain) carry forward	$ (124,276)	$ 23,722,801
Total deferred tax assets	21,748	--
Less: valuation allowance	(21,748)	--
Net deferred tax assets	$ --	$ --

People’s Republic of China (PRC)

Pursuant to the PRC Income Tax Laws, the Company's subsidiary is generally subject to Enterprise Income Taxes ("EIT") at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. The subsidiary is qualified as a new technology enterprises and under PRC Income Tax Laws, it subject to a preferential tax rate of 18%.

Beginning January 1, 2008, the new Enterprise Income Tax ("EIT") law will replace the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs"). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will be eliminated. The Company’s applicable EIT rate under new EIT law is 25% which was approved by local Tax department.

As of September 30, 2008 and December 31, 2007, the Company’s PRC subsidiary had net operating loss carry forwards which can be carried forward 5 years to offset future taxable income. The deferred tax assets for Shenyang Maryland, Xinchao and Yindu at September 30, 2008 consist mainly of net operating loss carry forwards and they were fully reserved as the management believes they are more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in PRC as of September 30, 2008 and December 31, 2007.

	9-30-2008	12-31-2007
Net operation loss (gain) carry forward	$ 6,726,988	$ 5,383,109
Total deferred tax assets	964,448	707,372
Less: valuation allowance	(964,448)	(707,372)
Net deferred tax assets	$ --	$ --

Aggregate net deferred tax assets

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of September 30, 2008 and December 31, 2007:

	9-30-2008	12-31-2007
Aggregate:
Total deferred tax assets	$ 1,145,862	$ 828,483
Less: valuation allowance	(1,145,862)	(828,483)
Net deferred tax assets	$ --	$ --

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

15.	Other comprehensive income

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at September 30, 2008 and December 31, 2007 are as follows:

2007
Balance as of December 31, 2006	$ 468,344
Change for 2007	1,000,202

Balance as of December 31, 2007	1,468,546

Change in 2008	724,567
Balance as of September 30, 2008	$ 2,193,113

16.	Segment Information

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

During the years ended September 30, 2008 and December 31, 2007, the Company is organized into two main business segments: (1) Property for sale, (2) Rental income and Income of management fee of commercial buildings. The following table presents a summary of operating information and certain year-end balance sheet information for the nine months ended September 30, 2008 and year ended December 31, 2007:

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

	9-30-2008	12-31-2007
Revenues from unaffiliated customers:
Selling of properties	$3,035,256	$4,378,993

Rental income & Management fee	4,453,451	5,296,634

Consolidated	$7,488,707	$9,675,627

Operating loss:
Selling of properties	$486,023	$708,291

Rental income & Management fee	(41,426)	494,988
Corporation (1)	(1,440,199)	(7,098,244)

Consolidated	$(912,750)	$(5,894,965)

Net income (loss) before taxes:

Selling of properties	$(871,536)	$2,637,332

Rental income & Management fee	28,650	494,988

Corporation (1)	263,462	(1,177,571)

Consolidated	$(579,424)	$1,954,749

Net income (loss):
Selling of properties	$(871,536)	$1,122,522

Rental income & Management fee	28,650	494,988
Corporation (1)	263,462	22,708,21

Consolidated	$(579,424)	$24,325,722

Identifiable assets:		28,650
Selling of properties	$263,462	$5,350,282

Rental & management fee	(579,424)	49,953,769

Corporation (1)	7,475,747	45,167,178

Consolidated	$66,723,822	$100,471,229

Depreciation and amortization:
Selling of properties	$--	$--

Rental & management fee	2,196,386	2,326,018

Corporation (1)	18,144	17,703

Consolidated	$2,214,530	$2,343,721

Capital expenditures:
Selling of properties	$74,119	$79,187

Rental & management fee	8,582	5,765,432

Corporation (1)	--	4,878,509

Consolidated	$82,701	$10,723,128

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

•	The President Building comprises three blocks of commercial towers located in the financial district, Heping Street, of Shenyang City. While the original intention was to sell the buildings, management subsequently decided to retain most of the properties for leasing purposes. The buildings maintain a high occupancy rate with tenants who are mostly international companies, 25 of them are Fortune 500 companies. Great China International’s head office is situated on the 25/F and 26/F of the President Building.

•	Chenglong Garden, situated in Shenyang Huanggu District, comprises 12 blocks of modern apartments, a number of retail shops and ancillary facilities including basement car parking facilities and parks.

•	Qiyun New Village is situated along the Nanyun Riverside and consists of 347 residential units, among which 330 units have been sold, and 2,186 square meters of commercial units.

•	Peacock Garden is situated in Heping North Street, the commercial district of Shenyang. Construction was completed in November 2000 and Peacock Garden comprises 197 low-density residential apartments of which 194 have been sold.

•	The Maryland Building consists of 12,858 square meters of commercial space among which 11,310 have been sold and other remaining 1,548 square meters are held for leasing purposes.

Recent Projects

Xi Ta Project. In December 2005, we, through our subsidiaries Silverstrand and Shenyang Maryland International, acquired Shenyang Xinchao Property Company and Shenyang Yindu Property Company, which together held 100% of the rights granted for a mixed-use development located in the Heping District of Shenyang known as the Xita Urban Reconstruction Project the Xita Project confirmation letter issued by the Heping District Government in 2004. The confirmation letter, as subsequently amended, contemplated a 99,000 square meter project located in the Xi Ta area in the city of Shenyang. Under the confirmation letter we paid a land transfer fee of RMB 33,228,480. Shenyang Heping District Investment Promotion Bureau, which is the agency overseeing development of the Xi Ta area decided to expand the project and, as a consequence of the expansion, reached an agreement with us to reacquire the land use rights for the Xita Project in exchange for refunding the land transfer fee of RMB 33,228,480 (approximately $4,437,397), and reimbursing us for amounts expended on the development in the amount of RMB 12,345,180 (approximately $1,646,024). In July 2007, the local government approvals and procedures were completed for transferring the land use rights back to the local government and we received reimbursement of the land transfer fee of RMB 33,228,480. We received the remaining RMB 12,345,180 in August 2007. We incurred a net loss on the terminated Xi Ta Project of $1,510,865.

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

Comparison of operations for September 30, 2008 with September 30, 2007:

The Company incurred net income from operations of $356,411 for the three-month period ended September 30, 2008, compared to net income from operations of $2,059,799 for the comparable period in 2007. For the nine months ended September 30, 2008, the Company has a net loss from operations of $579,424 compared to net income from operations of $4,116,386 for the comparable period in 2007, representing a decrease of $4,695,810 or 114.08%. Components of operating activity resulting in this decrease in net income from operations are discussed below.

Total revenues increased by $1,096,258 or 17.15% to $7,488,707 for the nine months ended September 30, 2008 compared to $6,392,449 for the same period in 2007. For the third quarter of 2008 total revenues were $2,355,825 compared to $1,905,415 for the comparable quarter in 2007. Real estate income during the first nine months of 2008 increased by $701,037 or 30.03% over the same period in 2007, and the rental and management fee income increased by $395,221 or 9.74% during the period in 2008 compared to 2007. These changes are mainly attributable to the increased sales volume of the remaining building units in 2008 compared to 2007.

Cost of properties sold during the third quarter of 2008 increased by $493,212, or 74.25%, over the same period in 2007, which is primarily attributable to the increased maintenance cost of the President Building. However, for the nine months ended September 30, 2008, cost of properties decreased by $721,968, or 18.53%, compared to 2007, which we attribute to the increase in the number of carport sales in 2008, which do not have a separate property cost.

Selling expenses increased by $8,907 or 11.56% to $85,981 for the nine months ended September 30, 2008 compare to $77,074 for the corresponding period in 2007. The increase is attributable to the need for business development during the first six months of 2008, so there was little change in selling expenses in the third quarter of 2008 compared to 2007.

General and administrative expenses decreased by $4,326,607, or 59.65%, to $2,926,827 for the nine months ended September 30, 2008 compared to $7,253,434 for the corresponding period in 2007. General and administrative expenses decreased by $4,236,826, or 83.75%, to $822,270 for the three months ended September 30, 2008 compared to $5,059,096 for the corresponding period in 2007. The primary reason for the decrease in the third quarter of 2008 was an accrual for bad debt in the third quarter of 2007 and consulting fees in 2007.

Agent fee decreased by $2,649,007 or 100% in the third quarter of 2008 compared to the corresponding period in 2007. The agent fee paid in the third quarter of 2007 was a one-time cost arising from the disposal of a subsidiary in that quarter.

Depreciation and amortization expense increased by $464,007, or 26.51%, to $2,214,530 for the nine months ended September 30, 2008, compared to $1,750,523 for the corresponding period in 2007, and increased by $119,026, or 18.74%, to $754,306 for the three months ended September 30, 2008, compared to $635,280 for the corresponding period in 2007. The increase in depreciation and amortization expense is attributable to the growth of fixed assets held by the Company for business operations.

Other income decreased by $16,353,915, or 98.00%, to $333,327 for the nine months ended September 30, 2008 from $16,687,242 in the same period in 2007, and decreased by $10,795,419, or 92.28% to $902,523 for the three months ended September 30, 2008 from $11,697,942 in the same period in 2007. The substantial decrease in other income is due primarily to several non-routine transactions, such as gain on settlement of debt in the amount of $15,918,226 in 2007 and land leveling income of $5,960,265 in 2007.

(4)	Cash Flow Discussion

Net cash flows provided by operating activities for first nine months of September 30, 2008 and 2007 are $8,235,786 and $18,089,952, respectively. The decrease is mainly attributable to the Company receiving $17,056,254 from disposal of a subsidiary in 2007 that did not recur in 2008.

Net cash flows used in investing activities for the first nine months of September 30, 2008, is $82,701compared to $1,678,741 of cash flow provided by investing activities for 2007. The investing activity change was primarily due to reimbursement of a project terminated by the local government resulting in a return top the Company of $7,861,324 in 2007.

Net cash flows used in financing activities for the nine months ended September 30, 2008, was $10,886,967 compared to $17,343,307 for 2007. This change is attributable to lower overall loan repayments in 2008 compared to 2007.

(5)	Liquidity and Capital Resources

Current liabilities exceeded current assets by $26,242,138 as of September 30, 2008. The working capital deficit was incurred primarily due to Short Term Loans of 21,652,400. It is has become common practice in China, for banks and companies to renegotiate loan extensions on an annual basis. This is driven by the ever changing banking regulatory environment and a situation where banks are becoming more conservative.

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

(6)	Contractual Obligations

The following table is a summary of the Company’s contractual obligations as of September 30, 2008:

	Total	Less than one year	1-3 Years	Thereafter

Short-Term Debt	$21,652,400	$21,652,400	$--	$--

Long-Term Debt	--	--	--	--

Amounts due to related parties	--	--	--	--

Construction commitments	--	--	--	--
Total Contractual Cash Obligations	$21,652,400	$21,652,400	$--	$--

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

In connection with the preparation of this report, Great China International’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Great China International’s disclosure controls and procedures were effective as of the end of the fiscal quarter on September 30, 2008, to ensure that information that is required to be disclosed by Great China International in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within Great China International to disclose information that is otherwise required to be set forth in its periodic reports.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2008, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

31.1	31	The certification of chief executive officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	31	The certification of chief financial officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	32	The certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: November 14, 2008	By:	/s/ Jiang Peng
Jiang Peng, Chairman of the Board (Principal Executive Officer)

Date: November 14, 2008	By:	/s/ Sun Dongqing
Sun Dongqing, Chief Financial Officer (Principal Financial and Accounting Officer)