Form 10-K
period 2008-12-31
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2009-03-31
CIK 828878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008, or

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
Yes ☐   No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐   No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. ☐ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐   No☒

The aggregate market value of voting stock held by non-affiliates on June 30, 2008, based on the average bid and asked prices on the last trading day prior to such date, was $12,583,164. As of March 31, 2009, the Registrant had outstanding 11,759,966 shares of common stock, par value $0.001.

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

Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION	Page

Part I

1.	Business	4

1A.	Risk Factors	9

1B.	Unresolved Staff Comments	13

2.	Properties	13

3.	Legal Proceedings	15

4.	Submission of Matters to a Vote of Security Holders	15

Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters	16
	and Issuer Purchases of Equity Securities

6.	Selected Financial Data	17

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

7A.	Quantitative and Qualitative Disclosures About Market Risk	25

8.	Financial Statements and Supplementary Data	25

9A(T).	Controls and Procedures	26

9B.	Other Information	26

Part III

10.	Directors, Executive Officers and Corporate Governance	27

11.	Executive Compensation	28

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	30

13.	Certain Relationships and Related Transactions, and Director Independence	31

14.	Principal Accountant Fees and Services	32

15.	Exhibits and Financial Statement Schedules	32

PART I

ITEM 1. BUSINESS

General

Great China International Holdings, Inc. (the “Company,” “we,” or “Great China Holdings”), through its various indirect subsidiaries, is engaged in commercial and residential real estate investment, development, sales and management in the city of Shenyang, Liaoning Province, in the People’s Republic of China (“PRC”). Amounts for 2008 expressed in U.S. dollars are based on a conversion rate of $1.00 for 6.82 Renminbi (RMB) at December 31, 2008, and amounts expressed in U.S. dollars for prior periods are based on conversion rates then in effect.

Effective July 5, 2005, the Company completed the acquisition of Silverstrand International Holdings Limited (“Silverstrand”), a Hong Kong limited liability company, by issuing 10,102,333 shares of its common voting stock to the former stockholders of Silverstrand in exchange for all of the capital stock of Silverstrand. For financial reporting purposes the acquisition was treated as a recapitalization of Silverstrand. On September 15, 2005, the Company changed its name to Great China International Holdings, Inc. from Red Horse Entertainment Corporation, which was incorporated in the state of Nevada on December 4, 1987.

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

Business Overview

The Company is engaged in commercial and residential real estate leasing, management and development activities in the City of Shenyang, China. For the year ended December 31, 2008, the proceeds from the sales of properties constituted 38% of the total revenue from operations, with the remaining revenue consisting primarily of rental income and management fees. For the year ended December 31, 2007, the proceeds from the sales of properties constituted 45% of the total revenue.

Development activity has typically consisted of locating and acquiring ownership and property rights to real property, arranging for project financing, managing project planning/ construction, and implementing sales and leasing of the finished real estate. The Company may obtain/purchase land use rights from the following sources: (i) purchases from factories which have relocated; (ii) redevelopment of older areas; and (iii) government public tenders or auctions. Overall management of all projects developed by the Company is undertaken by special project teams from the Company. The special project teams oversee and monitor the various stages of the project development process to ensure the timely completion and construction of high quality properties.

Completed Projects

Great China Holdings has five completed real estate projects located in the city of Shenyang in which, post-completion, it has been selling and/or leasing units:

•	President Building comprises three blocks of commercial buildings, including two commercial towers, situated in Shenyang City, Heping North Street, which is the financial district of Shenyang. While the original intention was to sell the office space, management subsequently decided to retain the majority of the property for leasing purposes. The buildings maintain a high occupancy rate with tenants that are primarily international companies, 20 of which are Fortune 500 companies. Great China Holdings’ head office is situated on the 25th and 26th Floors of President Building.

•	Chenglong Garden, situated in Shenyang Huang Gu District, comprises 12 blocks of modern apartments consisting of 865 residential apartments, a number of retail shops and ancillary facilities including basement car parking facilities and parks. As of December 31, 2008, 854 units had been sold, and 11 residential units and approximately 3198 square meters of commercial space remained available for sale and lease.

•	Qiyun New Village is situated along the Nanyun Riverside and consists of 347 residential units, 337 of which had been sold as of December 31, 2008.
•	Peacock Garden is situated in Shenyang City, Heping North Street, is in the commercial district of Shenyang and is comprised of 197 low-density residential apartments, 195 of which had been sold as of December 31, 2008.
•	The Maryland Building consists of 12,858 square meters of commercial space.

Recent Projects

Xi Ta Project. In December 2005, we, through our subsidiaries Silverstrand and Shenyang Maryland International, acquired Shenyang Xinchao Property Company and Shenyang Yindu Property Company, which together held 100% of the rights granted for a mixed-use development located in the Heping District of Shenyang known as the Xita Urban Reconstruction Project the Xita Project confirmation letter issued by the Heping District Government in 2004. The confirmation letter, as subsequently amended, contemplated a 99,000 square meter project located in the Xi Ta area in the city of Shenyang. Under the confirmation letter we paid a land transfer fee of RMB 33,228,480. Shenyang Heping District Investment Promotion Bureau, which is the agency overseeing development of the Xi Ta area decided to expand the project and, as a consequence of the expansion, reached an agreement with us to reacquire the land use rights for the Xita Project in exchange for refunding the land transfer fee of RMB 33,228,480 (approximately $4,437,397), and reimbursing us for amounts expended on the development in the amount of RMB 12,345,180 (approximately $1,646,024), resulting in us incurring a net loss on the terminated Xi Ta Project of approximately $1,504,604. In July 2007, the local government approvals and procedures were completed for transferring the land use rights back to the local government and we received reimbursement of the land transfer fee of RMB 33,228,480. We received the remaining RMB 12,345,180 in August 2007.

Chessboard Mountain.  Our subsidiary, Shenyang Jitian Property Company Limited, was established on February 22, 2006 for a new project development known as Chessboard Mountain Residential project located in the Chessboard Mountain International Tourism Development District in Shenyang City. In February 2006, Shenyang Jitian Property Company was confirmed as the highest bidder in a public auction for the Chessboard Mountain Residential project. The total purchase price for the 420,317 square meters land use rights was approximately $56.7 million, which was obtained through bank financing. In December 2006, we completed the sale of Shenyang Jitian Property Company to two unrelated companies in exchange for a total cash payment of $1,399,970 (the amount of our invested capital in Shenyang Jitian Property Company) and assumption of all bank debt incurred in connection with the acquisition of the Chessboard Mountain Residential project. In connection with the sale, Great China’s subsidiary, Shengyang Maryland International Industry Company Limited, entered into a Land Consolidation and Development Agreement with respect to the Chessboard Mountain Residential Project. Under the development agreement, Shenyang Maryland was engaged to arrange for necessary permitting, site preparation and installation of development infrastructure. As the developer/contractor, the contract provides for Shenyang Maryland to be paid a total of approximately RMB 104 million ($13.3 million) in staged amounts upon completion of different aspects of the development work provided for by the agreement. As of December 31, 2008, Shenyang Maryland had been paid a total of approximately RMB 78.98 million ($11.58 million) under the development agreement, with additional payments expected in 2009.

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

City of Shenyang

Shenyang is a city of approximately 7.2 million people in Liaoning Province, located in northeastern China (Manchuria), approximately 435 miles northwest of Beijing. The largest city in northeast China, Shenyang is the economic, cultural, transportation and trade center of the region, there being eight industrial cities within a 150-kilometer radius of Shenyang. Shenyang’s Taoxian International Airport is the largest airport in northeast China, and the city also has developed railway and expressway networks. Shenyang is comprised of the following districts: (i) Heping District, better known as “Downtown”; (ii) Shen He District, just east of Downtown; (iii) Huang Gu District, situated directly north of Downtown; (iv) Da Dong District, located northeast of Downtown; (v) Tie Xi District; (vi) Yu Hong District; (vii) Dong Ling District; (viii) Su Jia Tun District; (ix) Hun ANan New District; and (x) Shen Bei New District

Shenyang is rich in industrial resources. Manufactures include heavy machinery, tractors, motor vehicles, cables, machine tools (Shenyang has one of the largest machine-tool plants in China), transformers, textiles, chemicals, paper products, medicines, and cement. Copper, zinc, and lead are also smelted in the city. Shenyang is also the seat of Liaoning University, Northeastern University, China Medical University, Shenyang Conservatory of Music, and numerous other specialized institutes. From 2001 to 2008, the GDP of Shenyang was continuously increasing at a rate of approximately 10% or greater each year for five years. In 2008, the GDP in Shenyang increased by 16.3%, which is 7.3% higher than the national GDP.

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

In 2008, consumer spending in Shenyang reached RMB 150 billion, an increase of 22% over the prior year, which was the highest growth rate in the past 10 years. We believe this indicates Shenyang is a growing urban area with a consumer base that can sustain robust residential and commercial real estate development. Though the current global economic slowdown has had an impact on China and Shenyang, we expect Shenyang to continue to develop at a pace faster than that of the national average.

Shenyang Real Estate Market

Prior to 1998, housing in China was allocated to state employees as a type of staff welfare. In March 1998, the then Prime Minister, Mr. Zhu Rong Ji, announced the abolishment of state-allocated housing commencing from mid-1998. During an ensuing phase of transition from state-provided to privately-owned housing for state employees, eligible state employees were provided cash subsidies to purchase their own housing. The subsidies also served to increase the purchasing power of Shenyang residents for residential properties, and hence have promoted trading of residential properties and the development of the real estate market in Shenyang.

The housing reforms attracted an influx of capital and broadened the real estate market in Shenyang. Certain measures were implemented to stimulate trading in residential properties. An example of such policies allowed expatriates to acquire homes, which has served as an additional source of demand for residential properties in Shenyang.

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

The real estate market in Shenyang has also been affected by the introduction of “investment property buyers” who purchase residential properties as part of their investment portfolio for rental and capital gain. The number of investment property buyers in the PRC has continued to increase in recent years. Large property investment enterprises/groups, which have achieved high returns on investments, became active in such fast growing cities in China as Beijing, Shanghai, Shenzhen and Wenzhou. The current healthy growth experienced in the Shenyang real estate market, rapid urbanization and the improvement in its position/status in the country have increased the property developers’ confidence in investing in Shenyang. Property investors have also shown great confidence in the future development prospects of the real estate market in Shenyang, as evidenced by their increased property investments, and their continued participation and significance in Shenyang real estate market should continue to be felt in the future. As property investment allows high returns (recurring rental and capital appreciation), lower risk profile, unaffected by inflationary pressure and high marketability, it will become investors’ preferred choice of investment. The investment property buyers’ entry into the real estate market will also boost property prices and value.

These factors coupled with Shenyang’s expanding economy resulted in a total investment of RMB 101.1 billion in Shenyang real estate in 2008, an increase of 38.4% over the prior year. An aggregate of 9.86 million square meters of residential housing was sold in 2008 with a total sales price was RMB 33.9 billion, a 13% decrease from the previous year. At the end of 2008, the Chinese Government adopted policies aimed at addressing the global financial crisis. This included lower taxation rates and moves towards reforming the real estate taxation system in order to stabilize the real estate market. It also put a loan program into effect that assists residents to purchase or improve housing, the goal of which is to stabilize and develop the real estate market according to local situations.

Governmental regulation

Chinese Real Estate Law

Over the past five to ten years, the majority of China’s urban dwellers have changed their housing situation from apartments provided by their employer to buying and maintaining their own apartments. There are some estimates that 80% of urban Chinese now own their own homes. But China has very few laws regarding the concept of condominiums and few statutes that define the rights of these millions of homeowners.

In 1998, China created the basic building block of a market economy in real estate - a transferable ownership interest. This interest, called the “granted land use right” - is not 100% ownership as we know it in the West. There are no air rights or underground rights, and the State retains all the mineral resources and the right to access them. The period of the interest is limited to a fixed term - varying from 40 to 70 years, depending upon the character of the right - and the use to which the property must be put is specified as part of the grant. The granted land use right is transferable, mortgageable, leaseable, and usually can be subdivided. Further, it theoretically is renewable, but there will be a fee and since these land ownership rights are new, to date there has been no experience with renewals. Chinese anti-speculation rules provide that one cannot acquire or hold property just to “ride the market.” The property must be put to productive use within a set time of acquisition of the land use right (usually two years), or face penalties and ultimately forfeiture of the right.

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

The long term value of Chinese land rights are still quite uncertain, and such rights are not the kind of collateral that would lead a lender, as might happen in the United States, to rely primarily on the land value and look beyond the individual ability of a borrower to repay the debt. Chinese banks, for example, rarely make construction loans because in theory they cannot lend more than the value of the land that is their security at the time of the loan. Real estate developers in China deal with this problem by signing “prelease” or “prepurchase” contracts whereby the buyer of the finished unit or property pays all of the consideration before the building is commenced. Effectively the buyers finance the seller’s construction. Buyers borrow the money from the banks under arrangements which later will “morph” into mortgage loans when there is something to which the mortgage can attach. Usually the developer must deposit the purchase proceeds in the bank and the bank monitors the expenditures.

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

The original WFOE regulations only permitted WFOEs in certain limited sectors and required that the foreign party either provided advanced technology or that at least 50% of the production could be exported. These conditions were relaxed over time as more WFOEs were permitted in increasingly broader sectors of the economy. In accordance with the PRC Wholly Foreign-owned Enterprise Law as amended in 2001 and the Industrial Catalogue Guiding Foreign Investments (2004) (the “2004 Catalogue”), the export requirement is no longer required and WFOEs are now much more common, except in certain “restricted” or “prohibited” sectors as provided in the 2004 Catalogue.

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

One of the most important issues covered in the project documentation is the business scope of the WFOE. Business scope is narrowly defined for all businesses in China and the WFOE can only conduct business within its approved business scope, which ultimately appears on the business license. Any amendments to the business scope require further application and approval. Shenyang Maryland’s business scope, is defined to include general real estate development, sales, leasing and property management.

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

The Company’s main customers are local individual buyers of residential properties. The Company does not have any dominant buyer as the Company targets the mass residential property market. The Company advertises in newspapers, magazines and outdoor advertising billboards and participates in various real estate exhibitions. The Company also sets up on-site reception centers to display information relating to the relevant project and off-site promotional centers in areas frequented by targeted customers in circumstances where on-site reception centers may not be suitable.

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

Employees

The Company currently has 185 employees, 10 of whom are engaged in property development activities, 14 of whom are engaged in administration activities, and 158 of whom are engaged in property management activities.

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

The development of high quality residential and commercial projects requires substantial funds. We have relied on bank financing to acquire real estate for development and to fund operations. At December 31, 2008, we owed an aggregate of approximately $19.4 million in bank loans that mature within the subsequent 12 months.

Bank financing, private equity and other potential sources of capital may be difficult to locate with the current global economic conditions and disruption in financing models.

If we are able to locate suitable investment projects, we may not be able to obtain the necessary funds to support such an endeavor in the current global economic environment. Failure to obtain such funds may severely impact our ability to participate in new investment projects.

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

For over 10 years the official exchange rate for the conversion of Renminbi to US dollars was unofficially pegged at US$1 to RMB8.28. In July 2005, the People’s Bank of China, the country’s central bank, began a new policy of calculating the Renminbi’s value against the US dollar using a weighted average of the prices given by major banks. The highest and lowest offers are excluded from the calculation. As a result of this change the RBM has appreciated against the US dollar so that the exchange rate was US$1 to RMB 6.82 at December 31, 2008.

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

Frank Jiang holds a majority of the issued and outstanding common stock of Great China Holdings. He alone can elect the entire board of directors and approve any other matter that may be submitted to the stockholders for approval. Consequently, the vote represented by common stock held by our other stockholders is not meaningful. Holders of our common stock are dependent on the judgment and decisions of Mr. Jiang in selecting directors and approving other corporate actions, and the abilities of management employed by the directors to successfully operate and grow our business.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

General

As of December 31, 2008, the Company, through Shenyang Maryland, had five real estate projects located in the city of Shenyang in which it either was selling and/or leasing.

•	President Building comprises three blocks of commercial buildings, including two commercial towers, situated in Shenyang City, Heping North Street, which is the financial district of Shenyang. While the original intention was to sell a majority of the office buildings, management subsequently decided to retain most of the properties for leasing purposes. The buildings maintain a high occupancy rate with tenants that are primarily international companies, 20 of which are Fortune 500 companies. Great China Holdings’ head office is situated on the 25th and 26th Floors of President Building.

•	Chenglong Garden, situated in Shenyang Huanggu District, comprises 12 blocks of modern apartments consisting of 865 residential apartments, a number of retail shops and ancillary facilities including basement car parking facilities and parks. As of December 31, 2000, 854 units had been sold, and 11 residential units and approximately 3198 square meters of commercial space remained available for sale and lease.

•	Qiyun New Village is situated along the Nanyun Riverside and consists of 347 residential units, 337 of which had been sold as of December 31, 2008.

•	Peacock Garden is situated in Shenyang City, Heping North Street, is in the commercial district of Shenyang and is comprised of 197 low-density residential apartments, 195 of which had been sold as of December 31, 2008.

•	The Maryland Building consists of 12,858 square meters, of which 11,310 have been sold and other remaining 1,548 square meters are held for leasing purposes.

		President Building	Peacock Garden	Chenglong Garden	Maryland Building	Qiyun New Village

Construction date	.................................................	June 1999	April 1999	June 2000	June 1997	April 1996

Construction completion date	..............................	Dec 2002	Nov 2000	Oct 2002	Nov 1998	Nov 1997

Permission for pre-sale/sales	..............................	Feb 2001	April 1999	June 2001	Dec 1997	July 1997

Date of first sales	.................................................	May 1999	May 1999	Sept 2001	Nov 1997	May 1997

The following table set forth information about the Company’s various projects:

Sales Revenue Mix

		2007		2008
		%	$	%	$
Properties sales:

Qiyun New Village	......................................................................................	5.0	487,694	7.6	739,619
Peacock Garden	............................................................................................	0.4	37,382	1.1	105,069
Chenglong Garden Phases I & II	..................................................................	39.8	3,853,917	29.2	2,834,356

		45.2	4,378,993	37.9	3,697,044

Rental income		38.6	3,733,241	43.3	4,194,139

Building management income:
President Building Management Center	......................................................	16.2	1,564,394	18.8	1,817,037

		100.0	9,675,627	100.0	9,690,220

The President Building

The Company’s President Building, which was completed in 2002, consists of three blocks of commercial towers, each built according to international construction standards, situated in Shenyang City, Heping North Street in the financial district of Shenyang. The project occupies an area of 8,126 square meters on a total construction area of 77,000 square meters, and represents an investment by the Company of RMB 582 million (approximately US$71.8 million). While the Company’s original intention was to sell a majority of the office buildings, management subsequently decided to retain most of the properties for leasing purposes. The buildings maintain a high occupancy rate with tenants who are mostly international companies, 20 of which are Fortune 500 companies. The Company’s head office is situated on the 25th and 26th Floors of President Building.

When the President Building was built, it was one of the few commercial buildings in Shenyang which was positioned as premium commercial building. Over the years, a number of commercial buildings were built to fulfill an increasing demand. The President Building maintains its competitiveness mainly with its strong location at the financial center of Shenyang. Tenants’ satisfaction is closely monitored and maintained through surveys and regular networking meetings. Though minor renovations are ongoing in the Building, we anticipate no major renovations in the near future.

The aggregate occupancy rate for the two towers at the end of 2007 and 2008 was 98% and 98.4%, respectively, ranked among the highest in Shenyang. The tenants as a whole are engaged in a variety of businesses, including real estate, foreign trade, investment, insurance, e-commerce, media, advertisement, and heath care.

In June 2007, Shenyang Maryland closed funding under a loan agreement with Shenyang City Commercial Bank (Holdings) Co., Ltd. (Zhongshan Branch) (the “Bank”) whereby the Bank agreed to loan RMB 40,000,000, or approximately US$5,486,968, to Shenyang Maryland for use in connection with renovation of the President Building, repurchase of assets from the Industrial and Commercial Bank of China and other purposes. The principal amount of the loan bore interest at 8.775% before September 15, 2007 and 9.711% , with the rate reconfirmed on October 21, 2008 at 9.477%. The principal amount of the loan, none of which has been repaid, along with any accrued interest, is due on June 12, 2009. The loan agreement provides that Shenyang Maryland must notify the Bank of certain material changes in its business that may occur during the term of the loan agreement, provides for penalties in the event of various events of default, and also provides that the amount of the Loan is secured by a pledge of property owned by Shenyang Maryland, including part of the President Building, as security for payment of the loan.

The total area of the President Building owned by the Company is 61,175.61 square meters, and the mortgaged area is 33,423.95 square meters. The realty tax for the President Building is 12% of the total rental income, and the total realty tax for the year 2008 is RMB 3,219,646 (approximately US$ 463,412). The mortgage details for the President Building are as follows:

Lender(bank)	Amount of loan RMB:000’s)	Guaranty (President Building)	Mortgaged Area
		Block A, 1st-4th floor (axle 1-7)	6349.20
		Block A, 8th-9th floor	2195.72
		Block A, 11th-14th floor	4380.76
Commercial Bank of China Zhongshan Branch	148,000	Block A, 17th-26th floor	10925.20
		Block B, 3rd-4th floor, (axle 7-11)	1891.06
		Block C, 13th-19th floor	7682.01

Total mortgaged area			33,423.95

Chenglong Garden

Chenglong Garden, Shenyang Huanggu District, comprises 12 blocks of modern apartments consisting of 865 residential apartments, a number of retail shops and ancillary facilities including basement car parking facilities and parks. The project is situated near Beiling Park, schools and Hymall and Megamart. Approximately 96% of the area comprising Chenglong Garden had been sold as of December 31, 2008.

Qiyun New Village

Qiyun New Village is situated along the Nanyun Riverside and consists of 347 residential units. Qiyun New Village was introduced to the real estate market in 1999. The Company introduced a “Five-year Trial Accommodation Scheme” (the “Scheme”) to attract potential buyers. Under the Scheme, property buyers are required to pay a refundable deposit totaling $6,039 (RMB50,000), and pay a 30% deposit based on the sales price of the property over 5 years in monthly installments throughout the trial period. (The initial $6,039 payment is included in the 30% deposit; however, this amount is refundable, whereas the balance of the payments is not.) The remaining 70% of the consideration is due and payable immediately after the trial period when the property buyers must exercise their option whether or not to complete the purchase. If the buyer chooses not to buy the property, only the $6,039 initial deposit will be refunded to the buyer, and the remainder of the deposit amount is retained and recognized as rental income in the year in which such payments arose. Ten units were still under the Scheme as of December 31, 2008; of these, eight participants of the Scheme agreed to purchase the unit, and sales revenues for their units were recognized during the year ended December 31, 2008.

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

No matter was submitted to a shareholder vote during the quarter ended December 31, 2008.

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

Calendar Quarter Ended	High Bid ($)	Low Bid ($)
March 31, 2007....................................................................................................	5.40	3.90
June 30, 2007.......................................................................................................	4.00	2.20
September 30, 2007.............................................................................................	3.80	2.75
December 31, 2007.............................................................................................	2.50	0.76
March 31, 2008...................................................................................................	1.20	0.51
June 30, 2008......................................................................................................	1.50	1.02
September 30, 2008............................................................................................	1.07	0.70
December 31, 2008.............................................................................................	0.75	0.27

Dividends

We did not make any distributions to shareholders in 2008 or 2007. Our present intention is to retain any earnings for use in our business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Security Holders

At March 15, 2009, there were approximately 157 holders of record of our common stock.

Equity Compensation Plans

(c)
Number of securities
	(a)		remaining available for
	Number of securities to be	(b)	future issuances under
	issued upon exercise of	Weighted average exercise	equity compensation plans
	outstanding options,	price of options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))

Equity compensation plans	None	N/A	None
approved by stockholders

Equity compensation plans not	20,000	$ 2.65	N/A
approved by stockholders

Repurchases of common stock

There were no repurchases of equity securities by Great China Holdings in the fourth quarter of 2008.

ITEM 6.     SELECTED FINANCIAL DATA

The following tables set forth selected financial data for each of the years in the five-year period ended December 31, 2008. The consolidated statement of operations data and balance sheet data are derived from the audited Consolidated Financial Statements of Great China Holdings and its predecessors. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements, including the notes thereto, appearing elsewhere in this report.

Consolidated Statement of Operations Data (in thousands):

Year Ended December 31,

	2008	2007	2006	2005	2004
Revenues	$9,690	$9,676	$12,738	$26,524	$29,671
Net income (loss) from continuing operations	$1,411	$4,500	$(3,715)	$80	$(597)
Net income (loss) per share, basic and diluted	$0.09	$2.07	$(0.33)	$0.01	$(0.06)

Consolidated Balance Sheet Data (in thousands):

December 31,

	2008	2007	2006	2005	2004
Total assets	$66,406	$100,471	$69,929	$79,420	$79,844
Long-term obligations	$-0-	$5,487	$1,999	$3,266	$18,369
Cash dividends per common share	$-0-	$-0-	$-0-	$-0-	$-0-

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements presented at the end of this report. Unless otherwise indicated, references in this discussion to “we”, “our”and “us” are to the Great China International Holdings, Inc and its subsidiaries.

History and Development of Great China International Holdings

Great China International is a comprehensive real estate company with principal activities in real estate investment, development, sales and management. We conduct all our operation in the People’s Republic of China through our direct and

Business Overview

Great China Holdings is engaged in commercial and residential real estate leasing, management and development activities in the City of Shenyang, China. For the year ended December 31, 2008, the proceeds from the sales of properties constituted 38% of the total revenue from operations, with the remaining revenue consisting primarily of rental income. For the year ended December 31, 2007, the proceeds from the sales of properties constituted 45% of the total revenue.

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

Completed Projects

Great China Holdings has five completed real estate projects located in the city of Shenyang in which it has been selling and/or leasing units:

•	President Building comprises three blocks of commercial buildings, including two commercial towers, situated in Shenyang City, Heping North Street, which is the financial district of Shenyang. While the original intention was to sell a majority of the office buildings, management subsequently decided to retain most of the properties for leasing purposes. The buildings maintain a high occupancy rate with tenants that are primarily international companies, 20 of which are Fortune 500 companies. Great China Holdings’ head office is situated on the 25th and 26th Floors of President Building.

•	Chenglong Garden, situated in Shenyang Huanggu District, comprises 12 blocks of modern apartments consisting of 865 residential apartments, a number of retail shops and ancillary facilities including basement car parking facilities and parks. As of December 31, 2008, 854 units had been sold, and 11 residential units and approximately 3198 square meters of commercial space remained available for sale and lease.

•	Qiyun New Village is situated along the Nanyun Riverside and consists of 347 residential units, 337 of which had been sold as of December 31, 2008.

•	Peacock Garden is situated in Shenyang City, Heping North Street, is in the commercial district of Shenyang and is comprised of 197 low-density residential apartments, 195 of which had been sold as of December 31, 2008.

•	The Maryland Building consists of 12,858 square meters of commercial space.

Recent Projects

Xi Ta Project. In December 2005, we, through our subsidiaries Silverstrand and Shenyang Maryland International, acquired Shenyang Xinchao Property Company and Shenyang Yindu Property Company, which together held 100% of the rights granted for a mixed-use development located in the Heping District of Shenyang known as the Xita Urban Reconstruction Project the Xita Project confirmation letter issued by the Heping District Government in 2004. The confirmation letter, as subsequently amended, contemplated a 99,000 square meter project located in the Xi Ta area in the city of Shenyang. Under the confirmation letter we paid a land transfer fee of RMB 33,228,480. Shenyang Heping District Investment Promotion Bureau, which is the agency overseeing development of the Xi Ta area decided to expand the project and, as a consequence of the expansion, reached an agreement with us to reacquire the land use rights for the Xita Project in exchange for refunding the land transfer fee of RMB 33,228,480 (approximately $4,437,397), and reimbursing us for amounts expended on the development in the amount of RMB 12,345,180 (approximately $1,646,024). In July 2007, the local government approvals and procedures were completed for transferring the land use rights back to the local government and we received reimbursement of the land transfer fee of RMB 33,228,480. We received the remaining RMB 12,345,180 in August 2007. We incurred a net loss on the terminated Xi Ta Project of $1,504,604. We decided to discontinue Shenyang Xinchao and Yindu in October 2008. As of December 15, 2008 Shenyang Xinchao and Yindu were discontinued, and the assets and liabilities of the two companies were subsequently transferred to our subsidiary, Shenyang Maryland International Industry Co., Limited.

Chessboard Mountain. Our subsidiary, Shenyang Jitian Property Company Limited, was established on February 22, 2006 for a new project development known as Chessboard Mountain Residential project located in the Chessboard Mountain International Tourism Development District in Shenyang City. In February 2006, Shenyang Jitian Property Company was confirmed as the highest bidder in a public auction for the Chessboard Mountain Residential project. The total purchase price for the 420,317 square meters land use rights was approximately $56.7 million, which was obtained through bank financing. In December 2006, we completed the sale of Shenyang Jitian Property Company to two unrelated companies in exchange for a total cash payment of $1,399,970 (the amount of our invested capital in Shenyang Jitian Property Company) and assumption of all bank debt incurred in connection with the acquisition of the Chessboard Mountain Residential project. In connection with the sale, Great China’s subsidiary, Shengyang Maryland International Industry Company Limited, entered into a Land Consolidation and Development Agreement with respect to the Chessboard Mountain Residential Project. Under the development agreement, Shenyang Maryland was engaged to arrange for necessary permitting, site preparation and installation of development infrastructure. As the developer/contractor, the contract provides for Shenyang Maryland to be paid a total of approximately RMB 104 million ($13.3 million) in staged amounts upon completion of different aspects of the development work provided for by the agreement. As of December 31, 2008, Shenyang Maryland had been paid a total of approximately RMB78.98 million ($11.58 million) under the development agreement.

Loyal Best. On August 7, 2007, Silverstrand completed the acquisition of all of the issued share capital of Loyal Best Property Development Limited (“Loyal Best”), a Hong Kong limited company. Loyal Best was the sole owner of an entity called Shenyang Loyal Best Hunnan Property Development Limited (“Shenyang Loyal Best”), a wholly owned foreign enterprise that is a party to a Confirmation Letter of Auction with respect to a parcel of land located at the center area of Hunnan New Zone in the city of Shenyang, China (the “LB Project”). Silverstrand paid US$4,010,000 to acquire the share capital of Loyal Best and paid and an additional US$20,500,000 to satisfy all director loan notes issued by Loyal Best, which funds were used to make Shenyang Loyal Best’s land transfer fee payment on the project of US$20,000,000. In September 2007, Shenyang Loyal Best closed funding under a bridge loan agreement with Shenyang Huahai International Investment Co., Ltd. (Shenyang Huahai) whereby Shenyang Huahai loaned RMB 450,000,000, or approximately US$60 million, to Shenyang Loyal Best for use in connection with development of the LB Project. In December 2007, Silverstrand completed the sale of all of the share capital of Loyal Best to an unrelated third party in exchange for cash consideration of 360 million Chinese yuan (approximately US$48.7 million) and the assumption by the purchaser of the loan from Shenyang Huahai for development of the LB Project. Silverstrand had received the entire cash sales price by the end of March 2008. In connection with the sale of Loyal Best, we agreed to pay a finder’s fee to an unrelated third party of approximately $8.9 million.

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

Results of Operations

The Company generated net income of $1,074,531 for the year ended December 31, 2008 compared to a net income of $24,325,722 for the year ended December 31, 2007, representing a decrease of $23,251,191, or 95.58%. Of the 2007 income, $19,825,479 was attributed to income (gain) from discontinued operations. We incurred a loss from operations for the year ended December 31, 2008 of $1,499,661, as compared to a loss of $1,840,772 for the year ended December 31, 2007, a decrease of $341,111.

Sales revenues increased by $14,593 or 0.15% to $9,690,220 for the year ended December 31, 2008 compared to $9,675,627 for the year ended December 31, 2007. Real estate sales decreased by $699,949 or 15.98%, for the year ended December 31, 2008, while rental and management fee income increased by $714,541 or 13.49%, for the year ended December 31, 2008 as compared to 2007.

Cost of properties sold decreased by $1,626,386 or 27.19% for the year ended December 31, 2008 as compared to $5,980,853 for the year ended December 31, 2007, attributable primarily to a corresponding decrease in real estate sales.

Selling expenses decreased by $321,731, or 77.68%, to $92,448 for the year ended December 31, 2008, as compared to $414,179 for the year ended December 31, 2007. This decrease is primarily attributable to a significant advertising expense incurred in 2007 which was not incurred in the year ended December 31, 2008.

General and administrative expenses increased by $980,705, or 35.3%, to $3,758,351 for the year ended December 31, 2008, as compared to $2,777,646 for the year ended December 31, 2007, attributable primarily to an increase in agent fee expenses during the year ended December 31, 2008.

Depreciation expense increased by $640,894, or 27.35%, to $2,984,615 for the year ended December 31, 2008 compared to $2,343,721 for 2007, reflecting a growth in fixed assets held by the Company for business expansion.

Land leveling income increased by $1,168,333, or 60.57%, to $3,097,374 for the year ended December 31, 2008, as compared to $1,929,041 for the year ended December 31, 2007, due primarily to a decrease of land leveling cost in 2008, and a corresponding higher profit margin.

Gain on settlement of debts decreased by $10,079,125 or 90.68% compared to $11,115,201 in 2007, due primarily to the Company’s gain of $11,115,201 from disposal of debts of Great Wall Capital Management Company in 2007, whereas the Company recognized a gain in 2008 of only $1,036,076 from disposal of debts of Shenyang Normal College.

Loss on terminated project increased by 100% in 2008 compared to 2007, as there was no such loss occurred in 2008.

Other income increased by $1,442,850, or approximately 225%, to $800,273 for the year ended December 31, 2008, compared to ($642,577) for the year ended December 31, 2007, which change is primarily attributable to a change in the Company’s treatment of business and property taxes, which were accounted for in 2007 as an other expense, whereas in 2008 were treated as a cost of sales.

Loss from entities held for discontinuance increased by $3,723,553 or 91.71% for the year ended December 31, 2008, due to the Company’s discontinuance of two subsidiaries, Shenyang Xinchao and Shenyang Yindu, on December 15,2008.

Liquidity and Capital Resources

Net cash flows provided by operating activities for the years ended December 31, 2008 and 2007 were $11,209,753 and $50,420,001, respectively. The substantial amount in 2007 was attributable to a significant increase in net income, due primarily to a gain on disposition of a subsidiary and a gain upon settlement of debt, an a correspondingly large increase in other payables and accrued expenses.

Net cash flows provided by investing activities for the year ended December 31, 2008 was $(2,015), compared to $28,288,291 used in investing activities for the year ended December 31, 2007. Very few transactions occurred relating to Investing Activities in 2008 and therefore there was a large disparity between the previous year. The amount reflected in 2007 was primarily related to discontinued operations.

Net cash flows used in financing activities for the year ended December 31, 2008 was $13,261,157, attributable to repayment of debt, compared to $15,107,074 net cash used by financing activities for the year ended December 31, 2007.

As of December 31, 2008, current liabilities exceeded current assets by $23,731,147, as compared to $19,710,594 as of December 31, 2007. The working capital deficit as of December 31, 2008 was incurred primarily due a reclassification, as short term loans, loans in the aggregate principal amount of $19,317,925. Cash and equivalents were $8,214,381 at December 31, 2008, compared to $10,044,579 at December 31, 2007, an decrease of $1,830,198, or 18.22%.

Outlook For 2009

The current global economic environment has certainly had an impact on China and Shenyang. Management has therefore decided to act in a prudent and cautious manner. While we will continue to actively seek new opportunities that will create value for investors, it is unlikely that we will engage in any significant new transactions in the first half of 2009.

Contractual Obligations

The following table is a summary of Great China International’s contractual obligations as of December 31, 2008:

	Total	Less than one year	1-3 Years	Thereafter
Short-Term Debt	$19,317,925	$19,317,925	$--	$--
Long-Term Debt	--	--	--	--
Amounts due to related parties	--	--	--	--
Construction commitments	--	--	--	--
Total Contractual Cash Obligations	$19,317,925	$19,317,925	$--	$--

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

Allowance for Doubtful Accounts - The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and other receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2008 and 2007, the Company reserved $5,664,081 and 5,174,895, respectively.

Advances from buyers – Advances from buyers represents prepayments from buyers on properties on which sales revenues have not yet been recognized for financial reporting purposes.

Properties held for sale – The Company capitalizes as properties held for sale, the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. At December 31, 2008, properties held for sale amounted to $6,228,607.

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

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized during the years ended December 31, 2008, and 2007. As of December 31, 2008 fixed assets totaling $27,667,572 have been pledged as securities to various banks in respect of borrowings totaling $19,317,925

Construction-in-progress – Properties currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to properties held for sale. Construction-In-Progress is valued at the lower of cost or market. Management evaluates the market value of its properties on a quarterly basis by comparing selling prices of its properties with those of other equivalent properties in the vicinity offered by other developers reduced by anticipated selling costs and associated taxes. In the case of construction in progress, management takes into consideration the estimated cost to complete the project when making the lower of cost or market calculation.

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

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

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

In May 2008, FSAB issued SFASB No.162, The Hierarchy of Generally Accepted Accounting Principles. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The company does not believe this pronouncement will impact its financial statements.

In May 2008, FASB issued SFASB No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The company does not believe this pronouncement will impact its financial statements.

Reclassifications - Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentation. These reclassifications had on effect on previously reported results of operations or retained earnings.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

While our reporting currency is the U.S. dollar, all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. All of our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the Renminbi has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We are primarily exposed to interest rate risk arising from short loans. As the Company must renegotiate those loans on and annual basis, changes in PRC banking or monetary policy may aversly affect the Company.

Credit Risk

We have not experienced significant credit risk, as most of our customers are long-term customers with excellent payment records. We review our accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate at each quarter-end. We only extend 30 to 90 day trade credit to our largest customers, which tend to be well-established and large businesses, and we have rarely seen accounts receivable go uncollected beyond 90 days or experienced minimal write-off of accounts receivable in the past.

Inflation Risk

Inflationary factors such as increases in the cost of raw material may adversely affect our investment projects. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased costs.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Great China Holdings’ financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1, following page 36.

ITEM 9A(T).     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

In 2007, the Company utilized outside consultants to assist us in performing a top-down risk assessment, documenting in detail the existing controls and creating certain new controls to assist us in performing a top-down risk assessment, documenting in detail the existing controls and creating certain new controls. This action was not an indication of any significant deficiencies or material weaknesses of internal controls, but part of the Company’s ongoing strategy regarding improvement of operational efficiency and effectiveness. During 2008, management continued to utilize the documentation and framework of our controls to test and assess effectiveness. As a result of this review, management believes that our internal controls over financial reporting are effective.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three-month period ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and officers

Set forth in the table below are the names, ages and positions of our current directors and executive officers. None of our directors or executive officers has any family relationship to any other director or executive officer.

Name	Age	Position	Since
Jiang Peng	45	Chairman of the Board of Directors	2008
Sun Dongqing	38	Director and Chief Financial Officer	2008
Duan Jing Shi	57	Director	2005
Raymond Reed Baker	32	Director	2008

Wang Jian Guo was a director as of December 31, 2008, but resigned as a director for personal reasons on March 1, 2009. All executive officers are elected by the board and hold office until their successors are duly elected and qualified. Each director is elected by the stockholders and serves until resignation or election of a successor by the stockholders.

Biographies

The following is information on the business experience of each of the new officers.

Jiang Peng was appointed as a director and as Chairman of the Board in May 2008. Prior to this appointment, he had served in the previous five years as Chairman as General Manager of Shenyang Maryland, a subsidiary of Great China Holidngs, where he played a key role in the development of several of our large real estate projects, including Chenglong Garden, Qiyun New Village and the President Building. Jiang Peng is the brother of our largest shareholder, Frank Jiang, and was formerly a Director of the Company from July 2005 to July 2006.

Sun Dongqing has served as a Director and as Chief Financial Officer since May 2008. She graduated from Northeast University in 1991 with a major in Accounting and began her career in 1992 with the Company’s affiliate, Maryland International Industry Co., Ltd. During the period 2003-2004, she was Chief Accountant of Shenyang Maryland International Industry Co., Ltd., real estate development branch, responsible for cost accounting, control, tax inspection and coordination with Shenyang Maryland’s subsidiaries. From 2005 until her appointment as our Chief Financial Officer, she was Financial Manager of Shenyang Maryland International Industry Co., Ltd. and President Building Management Centre, in charge of the affairs involving, among other things, domestic industry and commerce, taxation, and foreign exchange.

Duan Jing Shi has served as a Director of Silverstrand International and its subsidiary, Shenyang Maryland International Industry, since January 2002, and has the responsibility for real estate property development. Prior to his appointment as Director, he served as President of Shenyang Normal University.

Raymond Reed Baker is a Non-Managing Director and joined GCIH in 2008. He also serves as a Managing Director for The One World Investment Group and has lived in China since 2004. He began his career with PricewaterhouseCoopers LLP, serving in the Transition Services practice, where he specialized in financial due diligence and internal control. Mr. Baker is a Certified Public Accountant in the state of Pennsylvania, has a B.S. in Accounting from The Pennsylvania State University and a Masters of Business Administration from Hong Kong University.

Audit Committee; Financial Expert

The Board of directors has not established an audit committee, so the entire Board of Directors performs the functions associated with an audit committee, including, evaluating financial reporting matters, monitoring internal controls, compliance with internal financial polices, and engaging the registered independent accounting firm to audit the financial statements of Great China Holdings. None of our directors are independent under the definition set forth in Rule 4200(a)(15) of the NASDAQ Marketplace Rules. The Board of Directors has determined that Sun Dongqing is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

Director Nominations

The Board of Directors has not made any changes to the procedures by which security holders may recommend nominee’s to our Board of Directors.

Code of Ethics

Great China Holdings has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer, a copy of which will be provided to any person, free of charge, upon request. A request for a copy of the Code of Ethics should be in writing and sent to Ms. Lang Lang, Great China International Holdings, Inc., C Site 25-26F President Building, No. 69 Heping North Street, Heping District, Shenyang 110003, The People’s Republic of China.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of Great China Holdings’ common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission regulations to furnish Great China Holdings with copies of all Section 16(a) forms they file. Based solely on Great China Holdings’ review of copies of such reports and representations from Great China Holdings’ executive officers and directors, and greater than ten-percent beneficial owners, Great China Holdings believes that its executive officers and directors complied with all Section 16(a) filing requirements during the fiscal year ended December 31, 2008.

ITEM 11.      EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our Board of Directors makes all evaluations and decisions regarding executive and board compensation. To date Great China Holdings has not established any policies, goals, or other processes for setting compensation for its executive officers and directors because of pre-existing employment and compensation arrangements that Great China Holdings has not chosen to revisit or modify. Historically Great China Holdings has negotiated employment arrangements with executive officers on an individual basis. We do not have an employment agreement with our Chairman, his compensation being determined and approved by our Board of Directors from time to time. We have not established any long-term benefit or stock plans for our officers, directors or employees. In the past, options to purchase common stock of the Company have been granted to executive officers on an individually negotiated basis. If the Board of Directors considers later in 2009 the development of a more comprehensive approach to compensation, it may consider adopting long-term benefit and stock plans for executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary($)	Option Awards($)	All Other Compensation($)	Total($)
Jiang Peng (1)	2008	87,823	--	--	87,823
Chairman of the Board

Frank Jiang (1)	2008	122,166	--	--	122,166
President and CEO	2007	111,111	--	--	111,111
	2006	12,000	--	--	12,000
Sun Dongqing, CFO(2)	2008	9,481	--	--	9,481

Name and Principal Position	Year	Salary($)	Option Awards($)	All Other Compensation($)	Total($)
Wang Li Rong, CFO(2)	2008	12,386	--	--	12,386
	2007	16,049	--	--	16,049
	2006	--	--	--	--

(1)     The dollar values shown reflect the compensation cost of the awards, before reflecting forfeitures, over the requisite service period, as described in SFAS 123R. The assumptions we used in valuing these awards are described in Note 13 to our Consolidated Financial Statements included in this Form 10-K.

(2)     Wang Li Rong resigned as a director and as our Chief Financial Officer in May 2008. At the same time, Sun Dongqing was appointed as a director and as our Chief Financial Officer.

Discussion of Summary Compensation Table

For his service as Chairman of the Board, Mr. Jiang is paid a monthly salary of 50,000 RMB (approximately US$7,200).

We have entered into a standard form employment agreement with Sun Dongqing, which provides for an initial term of two years and pursuant to which the Company agreed to pay her a base salary of 5,000 RMB (approximately US$720) per month.

Grants of Plan Based Awards

There were no grants of plan-based awards to our named executive officers during the year ended December 31, 2008.

Outstanding Equity Awards

There are no outstanding equity awards held by our named executive officers at December 31, 2008.

Option Exercises and Stock Vested

None of the named executive officers exercised any options in 2008.

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

Director Compensation Table

Mr. Wang Jianguo as a non-employee director received a monthly director fee of $833. He was a director throughout 2008, but resigned his position as director on March 1, 2009 for personal reasons. Raymond Reed Baker became a director in March 2008. In the course of his service as a director, Mr. Baker assists Great China Holdings with financing and budgeting issues, along with matters that arise in the course of Great China Holdings’ business operations. We agreed to pay to Mr. Baker a monthly fee of RMB 10,000 (approximately US $1,408).

The Board of Directors has authorized that each non-employee director serving on January 31 of each year, beginning in 2007, receive an option to purchase 10,000 shares of Great China International common stock exercisable over a term of two years with an exercise price equal to 90% of the average of the closing bid prices for Great China International common stock over the 10 trading days prior to the date the options are issued.

The following table summarizes the compensation paid to our directors who are not executive officers for the year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Option Awards($) (1)	All Other Compensation($)	Total($)
Duan Jing Shi (2)	14,405	--	--	14,405

Chen Jin Rong (3)	1,767	--	--	1,767

Wang Jian Guo	9,640	20,524	--	30,164

Raymond Reed Baker (4)	13,680	--	--	13,680

(1)	Pursuant to the terms of his employment agreement, the Company granted 10,000 two-year options on January 31, 2007 to Wang Jianguo at an exercise price of $4.65 per share on January 31, 2007 and 10,000 two-year options on January 31, 2008 at an exercise price of $0.65 per share. The dollar value shown reflects the compensation cost of the awards, before reflecting forfeitures, over the requisite service period, as described in SFAS 123R. The assumptions we used in valuing these awards are described in Note 13 to our Consolidated Financial Statements included in this Form 10-K. Wang Jianguo was serving as a director as of December 31, 2008, but resigned his position as a director on March 1, 2009. None of the options granted in January 2007 were exercised and they expired on January 31, 2009. At the time of Wang Jianguo’s resignation, his remaining options were cancelled.

(2)	Duan Jing Shi does not receive monthly director fees. He is employed full-time in administrative capacities by subsidiaries of Great China International, and the amount shown in the table is the salary paid to him during 2007.

(3)	Chen Jinrong resigned as a director on April 2, 2008 due to personal reasons, resulting in cancellation of her options.

(4)	Raymond Reed Baker receives a monthly fee of RMB 10,000 (approximately US$1,408).

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 31, 2009, the number and percentage of the outstanding shares of common stock which, according to the information supplied to Great China International, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock. The address of each person listed is C Site 25-26F President Building, No. 69 Heping North Street, Heping District, Shenyang 110003, People’s Republic of China.

Name and Address	Number of Shares	Percent of Class
Frank Jiang
C Site 25-26F President Building
No. 69 Heping North Street, Heping District
Shenyang 110003, People’s Republic of China	8,245,447(1)	70.1

Name and Address	Number of Shares	Percent of Class
Jiang Peng
C Site 25-26F President Building
No. 69 Heping North Street, Heping District
Shenyang 110003, People’s Republic of China	1,085,745(2)	9.23

Duan Jing Shi
C Site 25-26F President Building
No. 69 Heping North Street, Heping District
Shenyang 110003, People’s Republic of China	91,024	0.77

Sun Dongqing
C Site 25-26F President Building
No. 69 Heping North Street, Heping District
Shenyang 110003, People’s Republic of China	-0-	-0-

Raymond Reed Baker
C Site 25-26F President Building
No. 69 Heping North Street, Heping District
Shenyang 110003, People’s Republic of China	-0-	-0-

All executive officers and directors as a group (4 persons)	9,422,216	80.1

(1) Includes 67,000 shares held indirectly by Mr. Jiang’s wife.
(2) Includes 30,000 shares held indirectly by Jiang Peng’s wife.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

None of our Directors are independent under the definition set forth in Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Great China International has not adopted any policy regarding review of transactions with related persons beyond what is provided for in the Nevada Revised Statutes pertaining to corporations. The statutes provide that no contract or transaction between Great China International and one or more of its directors or officers, or between Great China International and any other corporation, firm, association, or other organization in which one or more of its directors or officers are directors or officers or are financially interested, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the Board of Directors or committee that authorizes or approves the contract or transaction, or because their votes are counted for such purpose, provided that:

•	the material facts as to his, her, or their relationship or interest and as to the contract or transaction are disclosed or are known to the Board of Directors or the committee and noted in the minutes, and the Board of Directors or committee, in good faith, authorizes the contract or transaction in good faith by the affirmative vote of a majority of disinterested directors, even though the disinterested directors are less than a quorum;

•	the material facts as to his, her, or their relationship or interest and as to the contract or transaction are disclosed or are known to the shareholders entitled to vote thereon, and the contract or transaction is specifically approved or ratified in good faith by the majority of shares entitled to vote, counting the votes of the common or interested directors or officers; or

•	the contract or transaction is fair as to Great China International as of the time it is authorized or approved.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Great China Holdings paid or accrued the following fees in each of the prior two fiscal years to its principal accountant:

			Year ended December 31, 2008		Year ended December 31 2007
1. Audit fees			US$	54,365	US$	113,560
2. Audit-related fees				6,538		19,733
3. Tax fees				--		6,560
4. All other fees						--
Totals.......................................................................................................	...	...	US$	60,903	US$	139,853

Great China Holdings has no formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors is Great China Holdings’s de facto audit committee.

In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and Great China Holdings that might bear on the auditors’ independence as required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees.” The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors’ independence. The Board also discussed with management, the internal auditors, if any, and Great China Holdings’s independent auditors the quality and adequacy of Great China Holdings’s internal controls. The Board reviewed with the independent auditors their management letter on internal controls, if one was issued by Great China Holdings’s auditors.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees”.

The Board reviewed the audited consolidated financial statements of Great China Holdings as of and for the years ended December 31, 2008, 2007 and 2006, with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of Great China Holdings’s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved Great China Holdings’s audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2008, for filing with the Securities and Exchange Commission.

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K:

Exhibit No.	Title of Document
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment effective September 15, 2005 (2)
3.3	Bylaws (1)

Exhibit No.	Title of Document

10.1	Form of Executive Employment Agreement with Shenyang Maryland International Industrial Co. Ltd. (2)

10.2	Development Agreement dated April 26, 2004 between The People’s Government of Heping District, Shenyang, China and Shenyang Maryland International Industrial Co., Ltd. (2)

10.3	Form of Regulation S Subscription Agreement – February 2006 (2)

10.4	Form of Registration Rights Agreement – February 2006 (2)

10.5	Loan Agreement dated July 3, 2006 between Shenyang City Commercial Bank and Shenyang Jitian Property Co., Ltd.(5)

10.6	Loan Guarantee Agreement dated July 3, 2006 between Shenyang City Commercial Bank, Shenyang Maryland International Industry Co., Ltd., and Shenyang Jitian Property Co. (5)

10.7	Pledge (Mortgage) Agreement dated July 3, 2006 between Shenyang City Commercial Bank and Shenyang Jitian Property Co., Ltd. (5)
10.8	Sales and Purchase Contract dated December 28, 2005 between Silverstrand International Holdings Limited and I.R.E. Corporation Limited (Ref. No: HT-2005-12004) (2)

10.9	Creditor’s Right Transfer Agreement dated effective May 18, 2006 between Hainan Hexing Industry Co., Ltd. and Shenyang Jitian Property Co., Ltd. (5)

10.10	Loan Guarantee Agreement dated for reference June 28, 2006 among Shenyang City Commercial Bank, Shenyang Maryland International Industry Co., Ltd., and Shenyang Jitian Property Co., Ltd. (6)

10.11	Pledge (Mortgage) Agreement dated for reference June 28, 2006 among Shenyang City Commercial Bank, Shenyang Maryland International Industry Co., Ltd., and Shenyang Jitian Property Co., Ltd. (6)

10.12	Form of Employment Agreement between Great China International Holdings, Inc. and Danny Sui Keung Chau (7)

10.13	Equity Transfer Agreement dated November 20, 2006 between Silverstrand International Holdings Company Limited and each of Beijing Capital Land Limited and Reco Ziyang Pte Limited(8)

10.14	Land Consolidation and Development Agreement between Shenyang Jitian Property Company Limited and Shengyang Maryland International Industry Company Limited (8)

10.15	Letter of Intent dated May 31, 2007 among Silverstrand International Holdings Limited, Gentle Knight Limited and Loyal Best Property Development Limited (10)

10.16	Loan Agreement dated June 18, 2007 between Shenyang Maryland International Industry Co., Ltd. and Shenyang City Commercial Bank (Holdings) Co., Ltd, Zhongshan Branch (11)

10.17	Loan Pledge Agreement dated June 18, 2007 between Shenyang Maryland International Industry Co., Ltd. and Shenyang City Commercial Bank (Holdings) Co., Ltd, Zhongshan Branch (11)

10.18	Compensation Agreement dated June 24, 2007 between Shenyang Heping District Investment Promotion Bureau and Shenyang Maryland International Industry Co., Ltd. (12)

10.19	Loan Agreement dated September 28, 2007 with Shenyang Huahai International Investment Co., Ltd. (13)

Exhibit No.	Title of Document

10.20	Letter of Intent dated October 30, 2007 between Silverstrand International Holdings Limited and Celebrities Realestate Development Group Co., Ltd. (14)

10.21	Letter of Guarantee given November 3, 2007 by Shenyang Maryland International Industry Co., Ltd. to Celebrities Realestate Development Group Co., Ltd. (14)

10.22	Investment Medium Contract dated 25 October 2007 between Silverstrand International Holdings Limited and Hong Kong Top Might Investments Co., Ltd. (14)
10.23	Definitive Agreement dated November 20, 2007 by an among Silverstrand International Holdings Limited, Zhang Yu and Shenyang Maryland International Industry Co., Ltd. (15)

10.24	Letter of Guarantee given November 20, 2007 by Celebrities Realestate Development Group Co., Ltd. to Silverstrand International Holdings Limited (15)

10.25	Joint Development Agreement executed on November 20, 2007 and dated for reference November 16, 2007 between Shenyang Xinchao Property Co., Ltd. and Beijing Century Junhui Investment Ltd. (15)

10.26	Employment Agreement executed on May 22, 2008 between Great China International Holdings, Inc. and Dongqing Sun (16)
10.26	Land Consolidation and Development Agreement between Shenyang Jitian Property Company Limited and Shengyang Maryland International Industry Company Limited (8)

10.27	Letter of Intent dated May 31, 2007 among Silverstrand International Holdings Limited, Gentle Knight Limited and Loyal Best Property Development Limited (10)

10.28	Loan Agreement dated June 18, 2007 between Shenyang Maryland International Industry Co., Ltd. and Shenyang City Commercial Bank (Holdings) Co., Ltd, Zhongshan Branch (11)

10.29	Loan Pledge Agreement dated June 18, 2007 between Shenyang Maryland International Industry Co., Ltd. and Shenyang City Commercial Bank (Holdings) Co., Ltd, Zhongshan Branch (11)

10.30	Compensation Agreement dated June 24, 2007 between Shenyang Heping District Investment Promotion Bureau and Shenyang Maryland International Industry Co., Ltd. (12)

10.31	Loan Agreement dated September 28, 2007 with Shenyang Huahai International Investment Co., Ltd. (13)

10.32	Letter of Intent dated October 30, 2007 between Silverstrand International Holdings Limited and Celebrities Realestate Development Group Co., Ltd. (14)
10.33	Letter of Guarantee given November 3, 2007 by Shenyang Maryland International Industry Co., Ltd. to Celebrities Realestate Development Group Co., Ltd. (14)

10.34	Investment Medium Contract dated 25 October 2007 between Silverstrand International Holdings Limited and Hong Kong Top Might Investments Co., Ltd. (14)

10.35	Definitive Agreement dated November 20, 2007 by an among Silverstrand International Holdings Limited, Zhang Yu and Shenyang Maryland International Industry Co., Ltd. (15)

10.36	Letter of Guarantee given November 20, 2007 by Celebrities Realestate Development Group Co., Ltd. to Silverstrand International Holdings Limited (15)

10.37	Joint Development Agreement executed on November 20, 2007 and dated for reference November 16, 2007 between Shenyang Xinchao Property Co., Ltd. and Beijing Century Junhui Investment Ltd. (15)

Exhibit No.	Title of Document

14.1	Code of Ethics (2)

21.1	List of Subsidiaries (2)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certifications of Chief Executive Officer and Chief Financial Officer

_____________________________________________

(1)	These exhibits are incorporated herein by this reference to our registration statement on Form 10-SB, filed with the Securities and Exchange Commission on August 21, 1997.
(2)	These exhibits are incorporated herein by this reference to our Annual Report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on April 17, 2006.
(3)	These exhibits are incorporated herein by this reference to our Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 25, 2005.
(4)	These exhibits are incorporated herein by this reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2006.
(5)	This exhibit is incorporated herein by this reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2006.
(6)	This exhibit is incorporated herein by this reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2006.
(7)	This exhibit is incorporated herein by this reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2006.
(8)	These exhibits are incorporated herein by this reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2006.
(9)	This exhibit is incorporated herein by this reference to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 28, 2006.
(10)	This exhibit is incorporated herein by this reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2007.

(11)	This exhibit is incorporated herein by this reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2007.
(12)	This exhibit is incorporated herein by this reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 25, 2007.
(13)	This exhibit is incorporated herein by this reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2007.
(14)	This exhibit is incorporated herein by this reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2007.
(15)	This exhibit is incorporated herein by this reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2007.
(15)	This exhibit is incorporated herein by this reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2008.

SIGNATURES

In accordance with SEction 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: March 31, 2009	By:	/s/ Jiang Peng
Jiang Peng, Chairman of the Board (Principal Executive Officer)

Date: March 31, 2009	By:	/s/ Sun Dongqing
Sun Donqing, Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2009	By:	/s/ Jiang Peng
Jiang Peng, Director

Date: March 31, 2009	By:	/s/ Duan Jing Shi
Duan Jing Shi, Director

Date: March 31, 2009	By:	/s/ Sun Dongqing
Sun Dongqing, Director

Date: March 31, 2009	By:	/s/ Raymond Reed Baker
Raymond Reed Baker, Director

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements

Great China International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Great China International Holding, Inc. and subsidiaries,

We have audited the accompanying consolidated balance sheets of Great China International Holdings, Inc. and subsidiaries, as of December 31, 2008 and December 31, 2007, and the related consolidated statements of operation, stockholders' equity, and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great China International Holdings, Inc. and subsidiaries, as of December 31, 2008 and 2007, and the related consolidated results of their operations and cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principals generally accepted in the United States of America.

/s/ Kabani & Company, Inc.
Los Angeles, California

March 27, 2009

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND DECEMBER 31, 2007

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$8,214,381	$10,044,579
Accounts receivable, net	222,735	325,058
Receivable on disposal of subsidiaries	--	30,701,957
Other receivable, net	676,938	1,070,863
Properties held for resale	6,228,607	7,696,437

Total current assets	15,342,660	49,838,893

Property and equipment, net	51,063,104	50,632,336

Total assets	$66,405,764	$100,471,229

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$19,317,925	$25,231,297
Accounts payable and accrued expenses	4,404,447	8,615,415
Other payable	1,694,545	5,723,489
Payable to disposed subsidiaries	768,287	10,494,449
Commission payable	1,784,080	8,898,502
Advances from buyers	1,997,262	2,034,019
Taxes payable	9,107,260	8,552,316

Total current liabilities	39,073,807	69,549,487

Long term debt, net	--	5,486,968

Total liabilities	39,073,807	75,036,455

Stockholders' equity:
Common stock, $.001 par value 50,000,000 shares
authorized, 11,759,966 issued and outstanding
at December 31, 2008 and December 31, 2007	11,760	11,760
Additional paid in capital	4,566,156	4,562,855
Statutory reserve	638,128	638,128
Other comprehensive income	2,287,898	1,468,546
Retained earnings	19,828,016	18,753,485

Total stockholders' equity	27,331,957	25,434,773

Total liabilities and stockholders' equity	$66,405,764	$100,471,229

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Revenues
Real estate sales	$3,679,044	$4,378,993
Rental and management fee income	6,011,176	5,296,635

Total revenues	9,690,220	9,675,627

Cost of revenues	4,354,467	5,980,853

Gross profit	5,335,754	3,694,774

Operation expenses
Selling expenses	92,448	414,179
General and administrative expenses	3,758,351	2,777,646
Depreciation and amortization	2,984,615	2,343,721

Total operation expenses	6,835,415	5,535,546

Loss from operations	(1,499,661)	(1,840,772)

Other income (expense)
Land leveling income	3,097,374	1,929,041
Gain on settlement of debt	1,036,076	11,115,201
Interest expense refunded	1,006,722	--
Loss on terminated project	--	(1,504,604)
Other income, net	800,273	(642,577)
Interest and finance costs	(642,577)	(3,041,236)

Total other income	3,311,981	7,855,825

Income before income taxes	1,812,319	6,015,053

Provision for income taxes	401,038	1,514,810

Income from operations	1,411,282	4,500,243

Discontinued operations
Loss from operations of subsidiary	--	(61,271)
Loss from entity to be discontinued	(336,751)	(4,060,304)
Gain from disposal of entity	--	23,947,054

Income (loss) from discontinued operations	(336,751)	19,825,479

Net income	$1,074,531	$24,325,722
Other comprehensive income:
Foreign currency translation adjustment	819,352	1,000,202

Net comprehensive income	$1,893,882	$25,325,924

Net income per share from continued operations
Basic	$0.12	$0.38

Diluted	$0.12	$0.38

Net income (loss) per share from discontinued operations
Basic	$(0.03)	$1.69

Diluted	$(0.03)	$1.69

Net income (loss) per share
Basic	$0.09	$2.07

Diluted	$0.09	$2.07

Weighted average number of shares outstanding
Basic	11,759,966	11,759,966

Diluted	11,759,966	11,759,966

Basic and diluted earnings per share are the same because there is no dilutive effect.
The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

				Accumulated		Retained
			Additional	Other		Earnings	Total
	Common Stock		Paid in	Comprehensive	Statutory	(Accumulated	Stockholder’s
	Shares	Amount	Capital	Income	Reserve	Deficit)	Equity
Balance,	11,782,036	$11,783	$4,542,308	$468,344	$--	$(4,934,109)	$88,326
December 31, 2006
Reconciliation	(22,070)	(23)	23	--	--	--	--
of stock
Stock option	--	--	20,524	--	--	--	20,524
to non-employee
director
Transfer to	--	--	--	--	638,128	(638,128)	--
statutory reserve
Net income	--	--	--	--	--	24,325,722	24,325,722
for the year ended
December 31, 2007
Change in
exchange rate
fluctation reserve	--	--	--	1,000,202	--	--	1,000,202
Balance,	11,759,966	11,760	4,562,855	1,468,546	638,128	18,753,485	25,434,773
December 31, 2007
Stock option	--	--	3,301	--	--	--	3,301
to non-employee
director
Net income	--	--	--	--	--	1,074,531	1,074,531
for the year ended
December 31, 2008
Change in exchange
rate fluctuation reserve	--	--	--	819,352	--	--	819,352
Balance
Dec. 31, 2008	11,759,966	$11,760	$4,566,156	$2,287,898	$638,128	$19,828,016	$27,331,957

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTH PERIODS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Cash flows from operating activities:
Net income	$1,074,531	$24,325,722
Adjustments to reconcile net income to operating activities
net cash provided by operating activities
Depreciation and amortization	2,984,615	2,343,721
Gain on interest expense refunded	(1,006,722)	--
Gain on settlement of debt	(1,036,076)	(11,115,201)
Provision for doubtful accounts	132,303	3,731,419
Loss on termination of project	--	1,504,604
Non-cash stock compensation expense	3,301	20,524
(Increase)/decrease in assets:
Accounts receivable and other receivables	31,150,807	1,916,364
Other receivable	--	(3,135,764)
Prepaid expenses	--	778,975
Properties held for resale	1,959,066	3,540,825
Increase/(decrease) in liabilities:
Accounts payable and accrued expenses	(24,183,977)	24,358,712
Advances from buyers	(172,907)	(91,924)
Income and other taxes payable	304,812	2,242,023

Net cash provided by operating activities from continuing operations	11,209,753	50,420,001

Net cash provided by operating activities	11,209,753	50,420,001

Cash flows from investing activities:
Construction in progress	(34,543)	8,126,213
Purchases of property & equipment	(53,758)	(7,354,196)
Sale of property and equipment	86,286	1,641,649

Net cash provided by investing activities from continuing operations	(2,015)	2,413,667
Net cash used in investing activities of discontinued operations	--	(30,701,958)

Net cash provided by (used in) investing activities	(2,015)	(28,288,291)

Cash flows from financing activities:
Loan repayments	(13,261,157)	(14,676,812)
Advances to directors and affiliated companies	--	(430,262)

Net cash used in financing activities from continuing operations	(13,261,157)	(15,107,074)
Net cash used in financing activities from discontinued operations	--	--

Net cash used in financing activities	(13,261,157)	(15,107,074)

Effect of exchange differences	223,222	1,250,198

Net increase (decrease) in cash and cash equivalents	(1,830,198)	8,274,835

Cash and cash equivalents, beginning of period	10,044,579	1,769,744

Cash and cash equivalents, end of period	$8,214,381	$10,044,579

Supplemental disclosures of cash flow information:
Interest paid	$3,943,418	$2,382,280

Income taxes	$401,038	$521,211

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of business

Nature of organization

Great China International Holdings, Inc., (the “Company“) was incorporated in the State of Nevada on December 4, 1987, under the name of Quantus Capital, Inc., and in 1992, it changed its name to Red Horse Entertainment Corporation. On September 15, 2005, the Company changed its name to Great China International Holdings, Inc.

Shenyang Xinchao Property Company Limited (“Shengyang Xinchao”) was registered on August 16, 2005 in Shenyang, Liaoning Province, in the PRC with a registered capital of $12,330,456 (RMB 100,000,000) and a defined period of existence of 11 years to August 15, 2016. Shenyang Yindu Property Company Limited (“Yindu”) was registered on August 16, 2005 in Shenyang, Liaoning Province, in the PRC with a registered capital of $6,615,228 (RMB 50,000,000) and a defined period of existence of 11 years to August 15, 2016. Xinchao and Yindu were formed to develop a certain tract of property located in the Heping District of Shenyang, and will feature a construction area of almost 500,000 square meters with a linear site area of approximately 101,000 square meters. The local government of Heping District of Shenyang received back the land use rights of the Xita project because of new developing plan of the district. Heping District refunded the land usage right paid by Xinchao and reimbursed the development cost incurred by Xinchao. The Company decided to discontinue Shenyang Xinchao and Yindu on October 2008. As of December 15,2008 Shenyang Xinchao and Yindu were discontinued. The assets and liabilities were decided by the directors to transferred to Shenyang Maryland International Industry Co., Limited.

Beijing Xinchao Property Company Limited (“Beijing Xinchao”) was registered in Beijing on March 27, 2008. Beijing Xinchao was 100% owned by Shenyang Xinchao with a registered capital amounting to $4,255,440 (RMB 29,800,000) and a defined period of existence of 10 years. Bijing Xinchao was disposed on May 2008 in the amount of $4,255,440 and no gain/loss was recognized in the disposal. The disposal amount was fully received as of December 31, 2008.

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

The Company, through its wholly-owned subsidiary - Silverstrand, transferred 100% of the issued share capital of Loyal Best Property Development Limited to Celebrities Real estate Development Group Co., Ltd. in exchange for the payment of approximately $48.70 million (360 million Chinese yuan). The transaction was closed on December 15, 2007. As of December 31, 2008, the Company fully received the selling amount of disposal of Loyal Best.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Allowance for Doubtful Accounts - The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and other receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2008 and December 31, 2007, the Company reserved $5,664,081 and $5,174,895 respectively.

Properties held for sale – The Company capitalizes as properties held for sale, the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. As of December 31, 2008 and December 31, 2007, properties held for sale amounted to $6,228,607 and $7,696,437, respectively.

Properties held for rental – Properties include buildings held for rental and land use rights, which are being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over 20-26 years.

Property and equipment – Property and equipment is being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over useful lives as follows:

Buildings	8-26 years
Leasehold improvements	20 years
Equipment	5 years
Motor vehicles	5 years
Office furniture and fixtures	5 years

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2008 and December 31, 2007 Property, Plant & Equipment consist of the following:

12-31-2008	12-31-2007
Building	$63,220,533	$58,605,918
Automobile	1,079,326	1,115,768
Office equipment & Furniture	409,965	948,066
Others	74,506	10,930
	64,784,330	60,680,682
Accumulated depreciation	(13,721,226)	(10,048,346)
Property and equipment, net	$51,063,104	$50,632,336

Depreciation expense end of December 31,2008 ,and 2007 totaled $2,984,615 and $2,343,721 respectively.

Repairs and maintenance costs are normally charged to the statement of operations in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized during 2008 ,2007.

As of December 31, 2008 fixed assets totaling $27,667,572 have been pledged as securities to various banks in respect of borrowings totaling $19,317,925

Construction-in-progress – Properties currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to properties held for sale.

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

As of December 31, 2008 and December 31, 2007, the Company had $35,177 and $0 construction-in-progress balance respectively.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Capitalization of Interest

In accordance with SFAS 34, interest incurred during construction is capitalized to construction in progress. All other interest is expensed as incurred. During the twelve month periods ended December 31, 2008, the Company did not have any construction fees need to be capitalized.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2008 and 2007, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share as the effect of options outstanding at that time was anti- dilutive.

Fair value of financial instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as at December 31, 2008 and 2007, because of the relatively short-term maturity of these instruments.

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

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

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

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The amount of receivable on disposal of subsidiaries as of Dcember 31, 2008 and December 31, 2007 are $0 and $30,701,957. respectively. The receivable balance was non interest bearing, unsecured and due on demand. The Company received the entire balance on disposal of subsidiary amounting $30,701,957 in the year ended December 31, 2008.

4.	Properties held for resale

Properties held for resale at December 31, 2008 and December 31, 2007 by project is as follows:

12-31-2008	12-31-2007
Qiyun New Village	$854,183	$1,595,366
Peacock Garden	176,180	231,244
Chenglong Garden	4,536,993	5,250,960
President Building	218,829	204,801
Maryland Building	268,575	251,358
Others	173,847	162,708
Total	$6,228,607	$7,696,437

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company introduced a “Five-year Trial Accommodation Scheme” (the “Scheme”) to attract potential buyers when initial sales at the project did not meet expectations. Under the Scheme, property buyers were required to pay a 10% refundable deposit based on the sale price of the property or $7,329 (RMB50,000) and another 20%, based on the sale price of the property which is non-refundable, over 5 years by monthly installments, totaling 30% throughout the trial period. The remaining 70% of the consideration shall be due and payable immediately after the trial period when the property buyers exercise their option whether or not to complete the purchase. If the buyer chooses not to buy the property, the 10% refundable deposit or $7,329 (RMB 50,000) will be refunded to the buyers (less any unpaid rental due) and monthly installments received over the 5-year trial period will have been recognized as rental income in the year in which they arose.

As of December 31, 2008 and December 31, 2007, $668,305, and $733,774 worth of properties held for sale in Qiyun New Village were occupied by individuals who agreed to buy the properties without having fully paid the purchase consideration. $299,731 and $196,103 was included in advance from buyers for this Scheme as of December 31, 2008 and December 31, 2007.

5.	Accounts payable and accrued expenses

Accounts payable and accrued expenses comprised of following as of December 31, 2008 and December 31, 2007:

12-31-2008	12-31-2007
Accounts payable	$4,249.300	$6,090,281
Payroll and welfare payable	97,367	71,090
Interest and other accrued expenses	57,780	2,454,044
Total	$4,404,447	$8,615,415

6.	Tax payables

Tax payables consist of the following as of December 31, 2008 and December 31, 2007:

12-31-2008	12-31-2007
Income tax payable	$5,857,279	$5,944,954
Business tax	1,021,519	519,634
Land VAT payable	2,204,240	2,069,781
Other levies	24,222	17,947
Total	$9,107,260	$8,552,316

7.	Payable to disposed subsidiary-restated

The Company has a payable to a disposed subsidiary, Loyal Best Property Development Limited, amounting to $10,494,449 as of December 31, 2007.

Subsequently, the Company paid $9,726,162 to Loyal Best and had a balance due as of December 31, 2008 in the amount of $768,287.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Short-term loans

Short-term loans as of December 31, 2008 and December 31, 2007 are comprised as follow:

Nature	Due on	Interest per Annum	12-31-2008
Bank loan	10-13-2009	10.395%	13,455,125
Bank loans	6-12-2009	9.477%	5,862,800
Total			$19,317,925

Nature	Due on	Interest per Annum	12-31-2007
Bank loan – in default	12-31-2004	7.56%	$7,544,582
Bank loan – in default	12-21-2005	9,7929%	$2,386,831
Bank loan	10-23-2008	10.206%	14,814,815
Mortgage loans	till 6-12-2023	4.2%	485,069
Total			$25,231,297

The Company acted as an agent and borrowed mortgage loans amounting $485,069 as of December 31, 2007 under its employees’ name using properties held by the Company. All balances of mortgage loans were cleared as of March 31, 2008 and the pledged assets were released too. As of December 31, 2008 and December 31, 2007, the carrying values of stock of properties of $0 and $484,764 have been pledged for the Company’s mortgage loans.

As of December 31, 2008 and 2007, the Company incurred interest expense amounting $2,697,041 and $3,450,746 respectively.

On June 22, 2006 the Company entered into a settlement agreement with a bank with respect to $8,230,453 of past due notes. In accordance with the settlement agreement, $1,228,163 loan interest accrued as of December 31, 2007 may be waived if the Company repays the loan principle per the installments schedule. The Company is required to pay back the loan principal in a three step installments in which the entire bank loan will be paid off on September 20, 2008.

The Company paid three installments on time per the schedule of agreement. The outstanding interest for the said loan was partially waived by the bank in the amount of $1,006,722 based on the agreement and the Company paid off the rest amount to the bank as of December 31, 2008. The $1,006,722 waived interest expense was recognized as other income as of December 31, 2008.

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

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Long-term debts — secured
Nature	Due on	Interest per Annum	12-31-2008	12-31-2007
Bank loans	6-12-2009	9.477%	$	$5,486,968

On June 18, 2007 the Company obtained a loan from a bank for $5,486,968 at an interest rate of 8.775% and 9.711% before September 15, 2007 and after September 15, 2007 respectively, on October 21,2008 the rate reconfirmed as 9.477% and is due on June 12, 2009. The loan is secured by fixed assets and land use rights the Company owned. The long-term debt is due on June 12, 2009. The loan is reclassified as short-term loan as of December 31, 2008.

10.	Statutory Reserve

In accordance with the Chinese Company Law, the Company has established a policy to reserve 10% of its annual net income as statutory reserve. When the accrued statutory reserve reached the 50% of capital, the company could select not to accrue any more. The Company accrued $0 and $638,128 during 2008 and 2007 respectively.

11.	Gain on Settlement of Debt

In January 2008, the Company received the final judgment from Liaoning Province People’s Superior Court 2007 (No. 97) dated on December 21, 2007 regarding the law suit between Shenyang Normal College, Shenyang Maryland (a wholly owned subsidiary of the Company) and Jiangsu Province Suzhong Construction Group, Ltd. The final judgment stated that Shenyang Maryland should pay Shenyang Normal College RMB 5,210,454 along with the interest calculated from June 2, 2000 to the payment date using the interest rate of six-month loan per People’s Bank of China. The interest payable calculated was RMB 2,152,262 as of March 31, 2008. As of December 31, 2007, the payable to Shenyang Normal College was RMB 14,561,185 (approximately $1,997,510). The gain on settlement of debt as of December 31, 2008 was calculated as follows:

Amount

Debt recorded as of December 31, 2007	RMB	14,561,185
Less: Amount per final judgment		(5,210,454)
Interest calculated per final judgment		(2,152,262)
Gain on settlement of debt as of December 31, 2008	RMB	7,198,469
	US$	1,036, 076

12.	Loss on Termination Project

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

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Stock Options

On January 31, 2008, the Company issued a non-incentive stock option for 10,000 shares to a non-employee director with an exercise price of $0.65 that will expire on January 31, 2010. The options vested and became exercisable over a term of two years. Compensation expense as of December 31, 2008 related to the outstanding stock options was $3,301.

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

Risk-free interest rate	2.00%
Expected life of the options	2 year
Expected volatility	83.76%
Expected dividend yield	0%

Options outstanding at December 31, 2008 and related weighted average price and intrinsic value is as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$4.65	10,000	0.04	$2.33	9,583	$2.33	--
$0.65	10,000	0.54	$0.33	4,583	$0.33	$1,000

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of option activity as of December 31, 2008, and changes during the periods then ended is presented below:

Options	Shares
Outstanding at January 1, 2007	173,568
Granted	10,000
Exercised	--
	173,56	8
Forfeited or expired
Outstanding on December 31, 2007	10,000
Granted	10,000
Exercised	--
Forfeited or expired	--
Outstanding on December 31, 2008	20,000
Exercisable on December 31, 2008	14,167

14.	Disposal of subsidiaries and discontinuance of subsidiaries

Shenyang Xinchao Property Company Limited (“Shengyang Xinchao”) was registered on August 16, 2005 in Shenyang, Liaoning Province, in the PRC with a registered capital of $12,330,456 (RMB 100,000,000) and a defined period of existence of 11 years to August 15, 2016. Shenyang Yindu Property Company Limited (“Yindu”) was registered on August 16, 2005 in Shenyang, Liaoning Province, in the PRC with a registered capital of $6,615,228 (RMB 50,000,000) and a defined period of existence of 11 years to August 15, 2016. Xinchao and Yindu were formed to develop a certain tract of property located in the Heping District of Shenyang, and will feature a construction area of almost 500,000 square meters with a linear site area of approximately 101,000 square meters. The local government of Heping District of Shenyang received back the land use rights of the Xita project because of new developing plan of the district. Heping District refunded the land usage right paid by Xinchao and reimbursed the development cost incurred by Xinchao. The Board of Director approved to to discontinue Shenyang Xinchao and Yindu on October 30, 2008. As of December 15,2008 Shenyang Xinchao and Yindu were discontinued. As of December 15,2008 the operations of Shenyang Xinchao and Yindu were discontinued, although the Companies were legally still in existence. The assets and liabilities are to be subsequently transferred to Shenyang Maryland International Industry Co., Limited.

Beijing Xinchao was registered in Beijing on March 27, 2008, which was 100% owned by Shenyang Xinchao with a registered capital amounting to $4,255,440 (RMB 29,800,000) and a defined period of existence of 10 years.

Sooner after Beijing Xinchao registered, the Company changed their business development plan in Beijing City and disposed Beijing Xinchao in May 2008 in the amount of $4,255,440 (RMB29,800,000). No gain/loss of the disposal was realized. Beijing Xinchao had no operation before disposal. The disposal amount was fully received as of December 31, 2008.

15.	Income Tax

The Company is registered in the State of Nevada and has operations in primarily three tax jurisdictions – the People’s Republic of China, Hong Kong and the United States. For operation in the US, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

tax assets arising from the losses at these locations as of December 31, 2008. Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from continuing operations on income consists of the following for the years ended December 31, 2008 and 2007:

	12-31-2008	12-31-2007

US current income tax expense (benefit)	$ --	$ --
Federal	--	--
State	--	--
HK current income tax expense	--	--
PRC current income tax expense	$ 401,038	$ 1,514,810
Total provision for income tax	$ 401,038	$ 1,514,810

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	12-31-2008	12-31-2007
Tax expense (credit) at statutory rate - federal	34%	34%
State tax expense net of federal tax	6%	6%
Changes in valuation allowance	(40%)	(40%)
Foreign income tax - HK	15%	0%
Foreign income tax - PRC	25%	30%
Tax expense at actual rate	25%	30%

United States of America

As of December 31, 2008, the Company in the United States had approximately $120,325 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at December 31, 2008 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of December 31, 2008 and December 31, 2007.

	12-31-2008	12-31-2007
Net operation loss (gain) carry forward	$ (470,800)	$ (278,840)
Total deferred tax assets	188,320	121,111
Less: valuation allowance	(188,320)	(121,111)
Net deferred tax assets	$ --	$ --

Hong Kong

As of December 31, 2008, the Company in the Hong Kong had approximately $124,276 in net operating loss carry forwards available to offset future taxable income. There is no time limit for the losses to carry forward. The deferred tax assets for the Hong Kong entities at December 31, 2008 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of December 31, 2008 and December 31, 2007.

	12-31-2008	12-31-2007
Net operation loss (gain) carry forward	$ 24,121,447	$ 23,722,801
Total deferred tax assets	--	--
Less: valuation allowance	--	--
Net deferred tax assets	$ --	$ --

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

As of December 31, 2008 and December 31, 2007, the Company’s PRC subsidiary had net operating loss carry forwards which can be carried forward 5 years to offset future taxable income. The deferred tax assets for Shenyang Maryland, Xinchao and Yindu on December 31, 2008 consist mainly of net operating loss carry forwards and they were fully reserved as the management believes they are more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in PRC as of December 31, 2008 and December 31, 2007.

	12-31-2008	12-31-2007
Net operation loss carry forward	$ 2,919,384	$ 2,357,908
Total deferred tax assets	858,978	707,372
Less: valuation allowance	(858,978)	(707,372)
Net deferred tax assets	$ --	$ --

Aggregate net deferred tax assets

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2008 and December 31, 2007:

	12-31-2008	12-31-2007
Aggregate:
Total deferred tax assets	$ 1,047,298	$ 828,483
Less: valuation allowance	(1,047,298)	(828,483)
Net deferred tax assets	$ --	$ --

16.	Other comprehensive income

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at December 31, 2008 and December 31, 2007 are as follows:

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance as of December 31, 2006	$ 468,344
Change for 2007	1,000,202

Balance as of December 31, 2007	1,468,546

Change in 2008	819,352
Balance as of December 31, 2008	$ 2,287,898

17.	Segment Information

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

During the years ended December 31, 2008 and December 31, 2007, the Company is organized into two main business segments: (1) Property for sale, (2) Rental income and Income of management fee of commercial buildings. The following table presents a summary of operating information and certain year-end balance sheet information for the years ended December 31, 2008 and December 31, 2007:

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	12-31-2008	12-31-2007

Revenues from unafiliated customers:
Selling of properties	$3,679,044	$4,378,992

Rental income & Management fee	6,011,176	5,296,635

Consolidated	$9,690,220	$9,675,627

Operating income (loss):
Selling of properties	$(85,684)	$(708,291)
Rental income & Management fee	(44,090)	(494,988)
Corporation (1)	(1,369,887)	(637,493)

Consolidated	$(1,499,661)	$(1,840,772)

Net income (loss) before taxes:
Selling of properties	$(2,070,360)	$2,637,332
Rental income & Management fee	(44,330)	494,988
Corporation (1)	3,927,009	2,882,733

Consolidated	$1,812,319	$6,015,053

Identifiable assets:
Selling of properties	$6,685,110	$5,350,282
Rental & Management fee	51,278,231	49,953,769
Corporation (1)	8,442,423	45,167,178

Consolidated	$66,405,764	$100,471,229

Depreciation and amortization:
Selling of properties	$--	$--
Rental & Management fee	2,980,072	2,325,938
Corporation (1)	4,544	17,703

Consolidated	$2,984,615	$2,343,641

Capital expenditures:
Selling of properties	$--	$79,187
Rental & Management fee	75,949	5,765,432
Corporation (1)	(128,640)	4,878,509

Consolidated	$(52,691)	$10,723,128

(1) Unallocated loss from Operating income (loss) and Net income (loss) before taxes are primarily related to general corporate expenses.