Form 10-K/A
period 2008-12-31
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2009-04-03
CIK 828878

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A to the Company's Annual Report is made solely to correct a typographical error in the final Edgar version of the Consolidated Statements of Income and Other Comprehensive Income as included in the Company’s Annual Report for the year ended December 31, 2008, originally filed on March 31, 2009 (“Original Form 10-K”). Specifically, the amount for “Interest and Finance Costs” line item for 2008 in the Consolidated Statements of Income and Other Comprehensive Income should have been ($2,628,464), rather than ($642,577). The “Total other income” amount for 2008 was correctly stated and is not being changed by this Amendment No. 1 on Form 10-K/A. There are no other changes to the Original Form 10-K other than the change to the Consolidated Statements of Income and Other Comprehensive Income. Except as required to reflect this change, this Amendment No. 1 on Form 10-K/A does not attempt to modify or update any other disclosures set forth in our Original Form 10-K. Furthermore, this Amendment No. 1 on Form 10-K/A does not purport to provide a general update or discussion of any other developments of Great China International Holdings, Inc., subsequent to the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the Original Form 10-K.

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

Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION	Page

Part I
8.	Financial Statements and Supplementary Data	4

Part III

15.	Exhibits and Financial Statement Schedules	4

3

PART I

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Great China Holdings’ financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1, following page 5.

PART III

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K:

Exhibit No.	Title of Document

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certifications of Chief Executive Officer and Chief Financial Officer

4

SIGNATURES

In accordance with SEction 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: April 3, 2009	By:	/s/ Jiang Peng
Jiang Peng, Chairman of the Board (Principal Executive Officer)

Date: April 3, 2009	By:	/s/ Sun Dongqing
Sun Donqing, Chief Financial Officer (Principal Financial and Accounting Officer)

5

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

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Revenues
Real estate sales	$3,679,044	$4,378,993
Rental and management fee income	6,011,176	5,296,635

Total revenues	9,690,220	9,675,627

Cost of revenues	4,354,467	5,980,853

Gross profit	5,335,754	3,694,774

Operation expenses
Selling expenses	92,448	414,179
General and administrative expenses	3,758,351	2,777,646
Depreciation and amortization	2,984,615	2,343,721

Total operation expenses	6,835,415	5,535,546

Loss from operations	(1,499,661)	(1,840,772)

Other income (expense)
Land leveling income	3,097,374	1,929,041
Gain on settlement of debt	1,036,076	11,115,201
Interest expense refunded	1,006,722	--
Loss on terminated project	--	(1,504,604)
Other income, net	800,273	(642,577)
Interest and finance costs	(2,628,464)	(3,041,236)

Total other income	3,311,981	7,855,825

Income before income taxes	1,812,319	6,015,053

Provision for income taxes	401,038	1,514,810

Income from operations	1,411,282	4,500,243

Discontinued operations
Loss from operations of subsidiary	--	(61,271)
Loss from entity to be discontinued	(336,751)	(4,060,304)
Gain from disposal of entity	--	23,947,054

Income (loss) from discontinued operations	(336,751)	19,825,479

Net income	$1,074,531	$24,325,722
Other comprehensive income:
Foreign currency translation adjustment	819,352	1,000,202

Net comprehensive income	$1,893,882	$25,325,924

Net income per share from continued operations
Basic	$0.12	$0.38

Diluted	$0.12	$0.38

Net income (loss) per share from discontinued operations
Basic	$(0.03)	$1.69

Diluted	$(0.03)	$1.69

Net income (loss) per share
Basic	$0.09	$2.07

Diluted	$0.09	$2.07

Weighted average number of shares outstanding
Basic	11,759,966	11,759,966

Diluted	11,759,966	11,759,966

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