Form 10-Q
period 2009-03-31
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2009-05-15
CIK 828878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 2009

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
Yes  ☐   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity: As of April 30, 2009, there were 11,759,966 shares of common stock outstanding.

FORM 10-Q
GREAT CHINA INTERNATIONAL HOLDINGS, INC.

TABLE OF CONTENTS	Page

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND DECEMBER 31, 2008
(UNAUDITED)

	March 31,2009	December 31, 2008

ASSETS
Current assets:
Cash and equivalents	$10,361,186	$8,214,381
Accounts receivable, net	195,584	222,735
Other receivable, net	262,950	676,938
Properties held for resale	6,157,338	6,228,607
Total current assets	16,977,058	15,342,660
Property and equipment, net	50,219,393	51,063,104

Total assets	$67,196,451	$66,405,764
LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Bank loans	$19,289,028	$19,317,925
Accounts payable and accrued expenses	4,380,361	4,404,447
Other payable	1,684,166	1,694,545
Payable to disposed subsidiaries	768,553	768,287
Commission payable	1,781,411	1,784,080
Advances from buyers	1,939,250	1,997,262
Taxes payable	9,310,175	9,107,260
Total current liabilities	39,152,944	39,073,807

Stockholder’s Equity
Common stock, $.001 par value 50,000,000 shares
authorized, 11,759,966 issued and outstanding
as of March 31, 2009 and December 31, 2008	11,760	11,760
Additional paid in capital	4,566,156	4,566,156
Statutory reserve	638,128	638,128
Other comprehensive income	2,239,867	2,287,898
Retained earnings	20,587,596	19,828,016
Total stockholders' equity	28,043,507	27,331,957
Total liabilities and stockholders' equity	$67,196,451	$66,405,764

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE
INCOME FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	March 31,
	2009	2008

Revenues
Real estate sales	$181,056	$1,453,855
Rental and management fee income	1,438,969	1,422,294
Total revenues	1,620,024	2,876,149
Cost of revenues	624,122	939,702
Gross profit	995,903	1,936,447
Operation expenses
Selling expenses	63,213	44,639
General and administrative expenses	863,118	1,363,131
Depreciation and amortization	732,483	718,918
Total operation expenses	1,658,814	2,126,688
Loss from operations	(662,911)	(190,241)
Other income (expense)
Land leveling income (expense)	2,018,695	--
Gain on settlement of debt	--	1,006,130
Other income, net	142,968	(183,035)
Interest and finance costs	(480,581)	(788,229)
Total other income	1,681,082	34,866
Income (loss) before income taxes	1,018,171	(155,375)
Provision for income taxes	258,591	38,303
Net income (loss)	759,580	(193,678)

Other comprehensive income (loss):
Foreign currency translation adjustment	(48,031)	668,047
Net comprehensive income (loss)	$711,549	$474,369
Net income (loss) per share from continue operating
Basic	$0.06	$(0.02)

Diluted	$0.06	$(0.02)

Net income (loss) per share from discontinue operations
Basic	$--	$--
Diluted	$--	$--
Net income (loss) per share
Basic	$0.06	$(0.02)

Diluted	$0.06	$(0.02)

Weighted average number of shares outstanding
Basic	11,759,966	11,759,966
Diluted	11,759,966	11,759,966

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	March 31,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$759,580	$(193,678)
Adjustments to reconcile net income (loss) to operating activities -
net cash provided by operating activities
Depreciation and amortization	732,483	718,918
Provision (recovery) for doubtful accounts	121,558	190,357
Non-cash stock compensation expense	--	3,301
(Increase)/decrease in assets:
Accounts receivable and other receivable	320,954	31,651,817
Advances to suppliers	(2,925)	--
Properties held for resale	61,922	285,659
Increase/(decrease) in liabilities:
Accounts payable and accrued expenses	(26,684)	(21,141,255)
Advances from buyers	(54,999)	(245,821)
Income and other taxes payable	208,880	(56,297)
Net cash provided by operating activities	2,120,770	11,213,001
Cash flows from investing activities:
Construction in progress	35,108	--
Purchases of property & equipment	161	(29,638)
Net cash provided by/(used in) investing activities	35,268	(29,638)
Cash flows from financing activities:
Loan repayments	--	(2,926,247)
Net cash used in financing activities	--	(2,926,247)
Effect of exchange differences	(9,234)	271,072
Net increase /(decrease) in cash and cash equivalents	2,146,805	8,528,189
Cash and cash equivalents, beginning of period	8,214,381	10,044,579
Cash and cash equivalents, end of period	$10,361,186	$18,572,767
Supplemental disclosures of cash flow information:
Interest paid	$487,610	$556,211
Income taxes	$--	$39,550

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

1.	Description of business
Nature of organization

Great China International Holdings, Inc., (the “Company”) was incorporated in the State of Nevada on December 4, 1987, under the name of Quantus Capital, Inc., and in 1992, it changed its name to Red Horse Entertainment Corporation. On September 15, 2005, the Company changed its name to Great China International Holdings, Inc.

Shenyang Xinchao Property Company Limited (“Shengyang Xinchao”) was registered on August 16, 2005 in Shenyang, Liaoning Province, in the PRC with a registered capital of $12,330,456 (RMB 100,000,000) and a defined period of existence of 11 years to August 15, 2016. Shenyang Yindu Property Company Limited (“Yindu”) was registered on August 16, 2005 in Shenyang, Liaoning Province, in the PRC with a registered capital of $6,615,228 (RMB 50,000,000) and a defined period of existence of 11 years to August 15, 2016. Xinchao and Yindu were formed to develop a certain tract of property located in the Heping District of Shenyang, and will feature a construction area of almost 500,000 square meters with a linear site area of approximately 101,000 square meters. The local government of Heping District of Shenyang received back the land use rights of the Xita project because of new developing plan of the district. Heping District refunded the land usage right paid by Xinchao and reimbursed the development cost incurred by Xinchao. The Company decided to discontinue Shenyang Xinchao and Yindu in October 2008. As of December 15, 2008 Shenyang Xinchao and Yindu and their operations were discontinued. The assets and liabilities are to be transferred to Shenyang Maryland International Industry Co., Limited.

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

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

The following is a summary of significant accounting policies:

Unaudited Interim Financial Information - The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2008. The results of the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances within the Company are eliminated in consolidation.

Allowance for Doubtful Accounts - The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and other receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2009 and December 31, 2008, the Company reserved $5,777,222 and $5,664,081 respectively.

Properties held for sale – The Company capitalizes as properties held for sale, the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. As of March 31, 2009 and December 31, 2008, properties held for sale amounted to $6,157,338 and $6,228,607, respectively.

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

Buildings	8-26 years
Leasehold improvements	20 years
Equipment	5 years
Motor vehicles	5 years
Office furniture and fixtures	5 years

As of March 31, 2009 and December 31, 2008, Property, Plant & Equipment consist of the following:

	3-31-2009	12-31-2008
Building	$63,125,962	$63,220,533
Automobile	1,077,712	1,079,326
Office equipment & Furniture	409,352,	409,965
Others	39,109	74,506

	$64,652,135	64,784,330

Accumulated depreciation	(14,432,742)	(13,721,226)

Property and equipment, net	$50,219,393	$51,063,104

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

Depreciation expense for the three month periods ended March 31, 2009 and 2008 totaled $732,483 and $718,918 respectively.

Repairs and maintenance costs are normally charged to the statement of operations in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized during the three month periods ended March 31, 2009 and 2008.

As of March 31, 2009 fixed assets totaling $27,626,184 have been pledged as securities to various banks in respect of borrowings totaling $19,289,028.

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

As of March 31, 2009 and December 31, 2008, the Company had $0 and $35,177 construction-in-progress balance respectively.

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

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

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

Capitalization of Interest

In accordance with SFAS 34, interest incurred during construction is capitalized to construction in progress. All other interest is expensed as incurred. Ended March 31, 2009, the Company did not have any construction fees need to be capitalized.

Other income

Other income consists of land leveling income, which was a one-time service performed which was requested by our customer and gain on settlement of debt. These revenues are recognized when the services have been performed and the settled amount has been paid in accordance with the terms of the agreement.

Foreign currencies - The Company’s principal country of operations is in The People’s Republic of China. The financial position and results of operations of the Company are determined using the local currency (“Renminbi” or “Yuan”) as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period.

Assets and liabilities of the Company have been translated at year- end exchange rates, while revenues and expenses have been translated at average exchange rates in effect during the year. Resulting cumulative translation adjustments have been recorded as other comprehensive income (loss) as a separate component of stockholders’ equity.

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

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

As of March 31, 2009 and 2008, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share as the effect of options outstanding at that time was anti- dilutive.

Fair value of financial instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as at March 31, 2009 and December 31, 2008, because of the relatively short-term maturity of these instruments.

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

Recent accounting pronouncements -

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning January 1, 2009. Management does not believe this pronouncement will have a material effect on financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning January 1, 2009. The Company will be required to expense costs related to any acquisitions after December 31, 2008. Management does not believe this pronouncement will have a material effect on financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

Reclassifications – Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentation. These reclassifications had on effect on previously reported results of operations or retained earnings.

3.	Properties held for resale

Properties held for resale at March 31, 2009 and December 31, 2008 by project are as follows:

	3-31-2008	12-31-2008
Qiyun New Village	$789,374	$854,183
Peacock Garden	175,917	176,180
Chenglong Garden	4,530,214	4,536,993
President Building	218,502	218,829
Maryland Building	268,174	268,575
Others	175,157	173,847

Total	$6,157,338	$6,228,607

The Company introduced a “Five-year Trial Accommodation Scheme” (the “Scheme”) to attract potential buyers when initial sales at the project did not meet expectations. Under the Scheme, property buyers were required to pay a 10% refundable deposit based on the sale price of the property or $7,318 (RMB50,000) and another 20%, based on the sale price of the property which is non-refundable, over 5 years by monthly installments, totaling 30% throughout the trial period. The remaining 70% of the consideration shall be due and payable immediately after the trial period when the property buyers exercise their option whether or not to complete the purchase. If the buyer chooses not to buy the property, the 10% refundable deposit or $7,318 (RMB 50,000) will be refunded to the buyers (less any unpaid rental due) and monthly installments received over the 5-year trial period will have been recognized as rental income in the year in which they arose.

As of March 31, 2009 and December 31, 2008, $603,773 and $668,305 worth of properties held for sale in Qiyun New Village were occupied by individuals who agreed to buy the properties without having fully paid the purchase consideration. $ 259,517 and $299,731 was included in advance from buyers for this Scheme as of March 31, 2009 and December 31, 2008.

4.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of following as of March 31, 2009 and December 31, 2008:

	03-31-2009	12-31-2008
Accounts payable	$4,205,375	$4,249,300
Payroll and welfare payable	98,519	97,367
Interest and other accrued expenses	76,470	57,780

Total	$4,380,361	$4,404,447

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

5.	Tax payables

Tax payables consist of the following as of March 31, 2009 and December 31, 2008:

	03-31-2009	12-31-2008
Income tax payable	$6,484,225	$5,857,279
Business tax	608,035	1,021,519
Land VAT payable	2,196,484	2,204,240
Other levies	21,431	24,222

Total	$9,310,175	$9,107,260

6.	Payable to disposed subsidiary

The balance payable to Loyal Best Property Development Limited amounted to $768,553 and $768,287 as of March 31, 2009 and December 31, 2008.

7.	Short-term loans

Short-term loans as of March 31, 2009 and December 31, 2008 are comprised as follow:

Nature	Due on	Interest per Annum	03-31-2009
Bank loan	10-13-2009	10.395%	13,434,998
Bank loan	6-12-2009	9.477%	5,854,030
Total			$19,289,028

Nature	Due on	Interest per Annum	12-31-2008
Bank loan	10-13-2009	10.395%	13,455,125
Bank loan	6-12-2009	9.477%	5,862,800
Total			$19,317,925

The above loans are secured by fixed assets and land use rights the Company owned.

As of March 31, 2009 and 2008, the Company incurred interest expense amounting to $487,610 and $792,530 respectively.

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

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

The Company paid three installments on time per the schedule of agreement. The outstanding interest for the said loan was partially waived by the bank in the amount of $1,006,722 based on the agreement and the Company paid off the rest amount to the bank as of December 31, 2008. The $1,006,722 waived interest expense was recognized as other income as of March 31, 2009.

8.	Statutory Reserve

In accordance with the Chinese Company Law, the Company has established a policy to reserve 10% of its annual net income as statutory reserve. When the accrued statutory reserve reached the 50% of capital, the company could select not to accrue any more. The Company accrued $0 and $11,491 during the three month periods ended March 31, 2009 and 2008.

9.	Stock Options

On January 31, 2008, the Company issued a non-incentive stock option for 10,000 shares to a non-employee director with an exercise price of $0.65 that will expire on January 31, 2010. The options vested and became exercisable over a term of two years.

Risk-free interest rate	2.00%
Expected life of the options	2 year
Expected volatility	121.79%
Expected dividend yield	0%

On January 31, 2007, the Company issued a non-incentive stock option for 10,000 shares to a non-employee director with an exercise price of $4.65 which expired on January 31, 2009. The options vested and became exercisable over a term of two years.

Risk-free interest rate	2.00%
Expected life of the options	2 year
Expected volatility	83.76%
Expected dividend yield	0%

Options outstanding at March 31, 2009 and related weighted average price and intrinsic value are as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.65	10,000	0.42	$0.33	5,833	$0.33	$1,000

A summary of option activity as of March 31, 2009, and changes during the periods then ended is presented below:

Options	Shares
Outstanding at December 1, 2007	20,000
Granted	--
Exercised	--
Forfeited or expired	10,000
Outstanding on March 31, 2009	10,000
Exercisable on March 31, 2009	5,833

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

10.	Income Tax

The Company is registered in the State of Nevada and has operations in primarily three tax jurisdictions – the People’s Republic of China, Hong Kong and the United States. For operation in the US, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of March 31, 2009. Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from continuing operations on income consists of the following for the three month periods ended March 31,2009 and 2008:

	3-31-2009	3-31-2008

US current income tax expense (benefit)
Federal	$ --	$ --
State	--	--
HK current income tax expense	--	--
PRC current income tax expense	$ 258,591	$ 38,303
Total provision for income tax	$ 258,591	$ 38,303

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	3-31-2009	3-31-2008
Tax expense (credit) at statutory rate - federal	34%	34%
State tax expense net of federal tax	6%	6%
Changes in valuation allowance	(40%)	(40%)
Foreign income tax - HK	17.5%	17.5%
Valuation allowance	(17.5%)	(17.5%)
Foreign income tax benefit - PRC	25%	25%
Tax expense at actual rate	25%	25%

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

United States of America

As of March 31, 2009, the Company in the United States had approximately $484,645 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at March 31, 2009 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of March 31, 2009 and December 31, 2008.

	3-31-2009	12-31-2008
Net operation loss carry forward	$ (484,645)	$ (470,800)
Total deferred tax assets	193,858	188,320
Less: valuation allowance	(193,858)	(188,320)
Net deferred tax assets	$ --	$ --

Hong Kong

As of March 31, 2009, the Company in Hong Kong had approximately $126,580 in net operating loss carry forwards available to offset future taxable income. There is no time limit for the losses to carry forward. The deferred tax assets for the Hong Kong entities at March 31, 2009 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in Hong Kong as of March 31, 2009 and December 31, 2008.

	3-31-2009	12-31-2008
Net operation loss carry forward	$ (126,580)	$ (124,276)
Total deferred tax assets	22,152	21,748
Less: valuation allowance	(22,152)	(21,748)
Net deferred tax assets	$ --	$ --

People’s Republic of China (PRC)

Pursuant to the PRC Income Tax Laws, the Company's subsidiary is generally subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. The subsidiary is qualified as a new technology enterprises and under PRC Income Tax Laws, it subject to a preferential tax rate of 18%.

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

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

As of March 31, 2009 and December 31, 2008, the Company’s PRC subsidiary had net operating loss carry forwards which can be carried forward 5 years to offset future taxable income. The deferred tax assets for Shenyang Maryland, Xinchao and Yindu at March 31, 2009 consist mainly of net operating loss carry forwards and they were fully reserved as the management believes they are more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in PRC as of March 31, 2009 and December 31, 2008.

	3-31-2009	12-31-2008
Net operation loss carry forward	$ (1,901,168)	$ (2,919,384)
Total deferred tax assets	475,292	858,978
Less: valuation allowance	(475,292)	(858,978)
Net deferred tax assets	$ --	$ --

Aggregate net deferred tax assets

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of March 31, 2009 and December 31, 2008:

	3-31-2009	12-31-2008
Aggregate:
Total deferred tax assets	$ 691,302	$ 1,047,298
Less: valuation allowance	(691,302)	(1,047,298)
Net deferred tax assets	$ --	$ --

11.	Other comprehensive income

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at March 31, 2009 and December 31, 2008 are as follows:

Balance as of December 31, 2007	$ 1,468,546
Change for 2008	819,352

Balance as of December 31, 2008	2,287,898

Change in 2009	(48,031)
Balance as of March 31, 2009	$ 2,239,867

12.	Segment Information

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

During the periods ended March 31, 2009 and December 31, 2008, the Company is organized into two main business segments: (1) Property for sale, (2) Rental income and Income of management fee of commercial buildings. The following table presents a summary of operating information and certain year-end balance sheet information for the periods ended March 31, 2009 and December 31, 2008:

	3-31-2009	12-31-2008
Revenues from unaffiliated customers:
Selling of properties	$181,056	$3,679,044

Rental income & Management fee	1,438,969	6,011,176

Consolidated	$1,620,024	$9,690,220

Operating income (loss):
Selling of properties	$(455,733)	$(85,684)

Rental income & Management fee	(5,692)	(44,090)
Corporation (1)	(201,486)	(1,369,887)

Consolidated	$(662,911)	$(1,499,661)

Net income (loss) before taxes:

Selling of properties	$(1,096,687)	$(2,070,360)

Rental income & Management fee	(5,782)	(44,330)

Corporation (1)	2,120,640	3,927,009

Consolidated	$1,018,171	$1,812,319

Identifiable assets:
Selling of properties	$6,710,978	$6,685,110

Rental & Management fee	50,434,111	51,278,231
Corporation (1)	10,051,362	8,442,423

Consolidated	$67,196,451	$66,405,764

Depreciation and amortization:
Selling of properties	$--	$--

Rental & management fee	732,288	2,980,072

Corporation (1)	195	4,544

Consolidated	$732,483	$2,984,615

Capital expenditures:
Selling of properties	$--	$--

Rental & management fee	(35,124)	75,949

Corporation (1)	(161)	(128,640)

Consolidated	$(35,285)	$(52,691)

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

Any statements in this discussion that are not historical facts are forward-looking statements that involve risks and uncertainties; actual results may differ from the forward-looking statements. Sentences or phrases that use such words as “believes”, “anticipates”, “plans”, “may”, “hopes”, “can”, “will”, “expects”, “is designed to”, “with the intent”, “potential” and others indicate forward-looking statements, but their absence does not mean that a statement is not forward-looking. Factors that could have a material and adverse impact on actual results are described under “Part I, Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 31, 2009, as amended by Form 10-K/A filed April 3, 2009. We do not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

(2)	Executive Summary

Great China International is a comprehensive real estate company with principal activities in real estate investment, development, sales and management. We conduct all our operation in the People’s Republic of China through our direct and indirect wholly owned subsidiaries; Shenyang Maryland International Industry Company Limited and Silverstrand International Holdings Company Limited.

(3)	Results of Operations

Comparison of operations for March 31, 2009 with March 31, 2008:

The Company realized net income of $759,580 for the three months ended March 31, 2009, compared to a net loss of $193,678 for the comparable period ended March 31, 2008, representing an increase of $953,258 or 492.19%. Components which resulting in this increase were discussed below.

Revenues decreased by $1,256,125 or 43.67% to $1,620,024 for the three months ended March 31, 2009 compared to $2,876,149 for the corresponding period in 2008. The decrease in revenues is a result of a decrease in the amount of $1,272,799, or 87.55%, in real estate sales revenue as the Company realized lower sales volume due to a decrease in the remaining building units available for sale as projects enter the final sales stage. This decrease in sales was only slightly offset by a small increase of $16,675, or 1.17%, in rental and management fee income in the first quarter of 2009 compared to the same period in 2008.

Cost of properties sold decreased by $315,580 or 33.58% for the three months ended March 31, 2009 compared to $939,702 for the same period in 2008. This was primarily attributable to the decrease in the number of units sold described above.

Selling expenses increased by $18,574 or 41.61% to $63,213 for the three months ended March 31, 2009 compared to $44,639 for the three months ended March 31, 2008. This increase was mainly attributable to expenditures for business development.

General and administrative expenses decreased by $500,013 or 36.68% to $863,118 for the three months ended March 31, 2009 compared to $1,363,131 for comparable period in 2008. The decrease is mainly attributable to the elimination of costs associated with the activities of two subsidiaries that were discontinued in 2008. Furthermore, consulting fees accrued in the first quarter of 2008 were not accrued in the first quarter of 2009.

Depreciation expense increased by $13,565 or 1.89% to $732,483 for the three months ended March 31, 2009, compared to $718,918 for the comparable period in 2008, mainly due to exchange rate movement.

Land leveling income in the first quarter of 2009 was $2,018,695, and there was no comparable income in the first quarter of 2008. However, in the three-month period ended March 31, 2008, the Company recognized gain on settlement of debts in the amount of $1,006,130 from disposal of debts of Shenyang Normal College, which did not recur in the first quarter of 2009 and was $0. Other income, net, increased to $142,968 in the first quarter of 2009 compared to $(183,035) for the same period in 2008. As a result of the decrease in Company debt obligations, interest and finance costs improved from $(788,229) in the first quarter of 2008 to $(480,581) in the first quarter of 2009.

(4)	Cash Flow Discussion

Net cash flows provided by operating activities for the three months ended March 31, 2009 and 2008 were $2,120,770 and $11,213,001, respectively. This decrease is due to the fact accounts receivable and other receivable was $320,954 at March 31, 2009, compared to $31,651,817 at March 31, 2008, because of collection in 2008 of the receivable arising from the disposal of a subsidiary, which was only partially offset in 2008 by accounts payable and accrued expenses of $21,141,255.

Net cash flows provided by/ used in investing activities for the three months ended March 31, 2009 and 2008, were not material.

Net cash flows used in financing activities, primarily repayment of loans to banks, was $(2,926,247) for the three months ended March 31, 2008, and $0 the three months ended March 31, 2009.

(5)	Liquidity and Capital Resources

Current liabilities exceeded current assets by $22,175,886 as of March 31, 2009. The working capital deficit arises primarily from short term loans of $19,289,028. It is has become common practice in China, for banks and companies to renegotiate loan extensions on an annual basis. This is driven by the ever changing banking regulatory environment and customary bank practices. Under the circumstances, most lending banks have worked with borrowers in reaching agreements for loan extension or restructuring for a shorter period within the administrative guidelines of the government. There is no assurance these practices will continue in the future and that the Company will be able to obtain extensions on its loans when they come due.

(6)	Contractual Obligations

The following table was a summary of the Company’s contractual obligations as of March 31, 2009:

	Total	Less than one year	1-3 Years	Thereafter

Short-Term Debt	$19,289,028	$19,289,028	$--	$--

Long-Term Debt	--	--	--	--

Amounts due to related parties	--	--	--	--

Construction commitments	--	--	--	--
Total Contractual Cash Obligations	$19,289,028	$19,289,028	$--	$--

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Foreign Exchange Risk

While our reporting currency is the U.S. dollar, all of our consolidated revenues and consolidated costs and expenses are denominated in Renminbi (RMB). All of our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the RMB has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We are primarily exposed to interest rate risk arising from short loans. As Great China International we must renegotiate these loans on an annual basis, changes in PRC banking or monetary policy may adversely affect results of operations.

Credit Risk

We have not experienced significant credit risk, as most of our customers are long-term customers with excellent payment records. We review our accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate at each quarter-end. We only extend 30 to 90 day trade credit to our largest customers, which tend to be well-established and large businesses, and we rarely see accounts receivable go uncollected beyond 90 days and experienced minimal write-off of accounts receivable in the past.

Inflation Risk

Inflationary factors such as increases in the cost of raw material may adversely affect our investment projects. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our results of operations if the selling prices of our projects or services do not increase with these increased costs.

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

In connection with the preparation of this report, Great China International’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Great China International’s disclosure controls and procedures were effective as of the end of the fiscal quarter on March 31, 2009, to ensure that information that is required to be disclosed by Great China International in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within Great China International to disclose information that is otherwise required to be set forth in its periodic reports.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2009, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

31.1	31	The certification of chief executive officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	31	The certification of chief financial officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	32	The certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: May 15, 2009	By:	/s/ Jiang Peng
Jiang Peng, Chairman of the Board (Principal Executive Officer)

Date: May 15, 2009	By:	/s/ Sun Dongqing
Sun Dongqing, Chief Financial Officer (Principal Financial and Accounting Officer)