Form 10-Q
period 2009-06-30
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2009-08-14
CIK 828878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).   Yes   ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-3 of the Exchange Act). (check one)

Large accelerated filer  ☐   Accelerated filer ☐   Non-accelerated filer  ☐   Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity: As of July 31, 2009, there were 11,759,966 shares of common stock outstanding.

FORM 10-Q
GREAT CHINA INTERNATIONAL HOLDINGS, INC.

TABLE OF CONTENTS	Page

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008
(UNAUDITED)

	June 30,2009	December 31, 2008
ASSETS
Current assets:
Cash and equivalents	$10,084,390	$8,214,381
Accounts receivable, net	230,737	222,735
Other receivable, net	461,022	676,938
Properties held for resale	5,903,070	6,228,607

Total current assets	16,679,219	15,342,660

Property and equipment, net	49,507,665	51,063,104

Total assets	$66,186,883	$66,405,764

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank loans	$19,296,838	$19,317,925
Accounts payable and accrued expenses	4,258,547	4,404,447
Other payable	1,599,191	1,694,545
Payable to disposed subsidiaries	768,865	768,287
Commission payable	1,781,411	1,784,080
Advances from buyers	1,643,247	1,997,262
Taxes payable	9,266,777	9,107,260

Total current liabilities	38,614,876	39,073,807

Stockholders' equity:
Common stock, $.001 par value 50,000,000 shares
authorized, 11,759,966 issued and outstanding
as of June 30, 2009 and December 31, 2008	11,760	11,760
Additional paid in capital	4,566,156	4,566,156
Statutory reserve	638,128	638,128
Other comprehensive income	2,244,235	2,287,898
Retained earnings	20,111,728	19,828,016

Total stockholders' equity	27,572,007	27,331,957

Total liabilities and stockholders' equity	$66,186,883	$66,405,764

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE
INCOME FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Three month periods ended		Six month periods ended
	2009	2008	2009	2008
Revenues
Real estate sales	$299,320	$743,298	$480,376	$2,218,685
Rental and management fee income	1,445,622	1,470,838	2,884,590	2,914,196
Total revenues	1,744,942	2,214,136	3,364,966	5,132,881

Cost of revenues	658,012	1,063,061	1,282,133	2,016,680
Gross profit	1,086,930	1,151,075	2,082,833	3,116,201

Operation expenses
Selling expenses	163,782	36,788	226,995	82,088
General and administrative
expenses	456,664	723,473	1,319,769	2,104,557
Depreciation and amortization	732,145	730,659	1,464,642	1,460,224

Total operation expenses	1,352,592	1,490,920	3,011,406	3,646,869

Loss from operations	(265,662)	(339,844)	(928,573)	(530,668)

Other income (expense)
Land leveling income (expense)	107,663	--	2,126,358	--
Gain on settlement of debt	--	--	--	1,075,843
Other income, net	171,156	4,843	314,079	(235,715)
Gain on forgiveness of debt	--	--	--	--
Interest and finance costs	(488,887)	(609,439)	(969,422)	(1,409,324)

Total other income (expense)	(210,067)	(604,596)	1,471,015	(569,196)

Income (loss) before income taxes	(475,729)	(944,440)	542,442	(1,099,865)

Provision for income taxes	137	(202,900)	258,729	(164,030)

Net income (loss)	(475,867)	(741,540)	283,713	(935,834)

Other comprehensive income (loss):
Foreign currency translation adjustment	4,367	493,543	(43,663)	1,161,590

Net comprehensive income (loss)	$(471,500)	$(247,997)	$240,050	$225,755

Net income (loss) per share from continue operating
Basic	$(0.04)	$(0.06)	$0.02	$(0.08)
Diluted	$(0.04)	$0.06)	$0.02	$(0.08)

Weighted average number of shares outstanding
Basic	11,759,966	11,759,966	11,759,966	11,759,966
Diluted	11,759,966	11,759,966	11,759,966	11,759,966

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
Cash flows from operating activities:
Net income (loss)	$283,713		$(935,834)
Adjustments to reconcile net income (loss) to operating activities -
net cash provided by operating activities
Depreciation and amortization	1,464,642		1,460,224
Deferred tax assets	--		(164,030)
Gain on interest expense waived	--		(1,075,843)
Provision (recovery) for doubtful accounts	(3,764,579)		149,427
Non-cash stock compensation expense	--		3,301
(Increase)/decrease in current assets:
Accounts receivable and other receivable	4,122,932		31,720,942
Advances to suppliers	(22,263)	--
Prepaid expenses	(140,887)		--
Properties held for resale	318,629		713,750
Increase/(decrease) in current liabilities:
Accounts payable and accrued expenses	(289,045)		(22,392,727)
Advances from buyers	(351,715)		(168,530)
Income and other taxes payable	167,089		(161,997)

Net cash provided by operating activities	1,788,516		9,148,681

Cash flows from investing activities:
Purchases (disposal) of property & equipment	46,203		(46,217)

Net cash provided by/(used in) investing activities from continuing operations	46,203		(46,217)
Net cash used in investing activities from discontinued operation	--		--

Net cash provided by/(used in) investing activities	46,203		(46,217)

Cash flows from financing activities:
Loan repayments	--		(8,643,184)

Effect of exchange differences	35,290		481,386

Net increase in cash and cash equivalents	$1,870,009		$940,666

Cash and cash equivalents, beginning of period	$8,214,381		$10,044,579

Cash and cash equivalents, end of period	$10,084,390		$10,985,245

Supplemental disclosures of cash flow information:
Interest paid	$249,665		$75,420
Income taxes	$--		$1,106,490

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

1.	Description of business
Nature of organization

Great China International Holdings, Inc., (the “Company “) was incorporated in the State of Nevada on December 4, 1987, under the name of Quantus Capital, Inc., and in 1992, it changed its name to Red Horse Entertainment Corporation. On September 15, 2005, the Company changed its name to Great China International Holdings, Inc.

Shenyang Xinchao Property Company Limited (“Shengyang Xinchao”) was registered on August 16, 2005 in Shenyang, Liaoning Province, in the PRC with a registered capital of $12,330,456 (RMB 100,000,000) and a defined period of existence of 11 years to August 15, 2016. Shenyang Yindu Property Company Limited (“Yindu”) was registered on August 16, 2005 in Shenyang, Liaoning Province, in the PRC with a registered capital of $6,615,228 (RMB 50,000,000) and a defined period of existence of 11 years to August 15, 2016.. According to the stratagem of the Company, The Company decided to discontinue Shenyang Xinchao and Yindu on October 2008. As of December 15, 2008 Shenyang Xinchao and Yindu were discontinued. And the assets and liabilities were transferred to Shenyang Maryland International Industry Co., Limited and Silverstrand Co.,Limited as of June 30,2009.

Beijing Xinchao Property Company Limited (“Beijing Xinchao”) was registered in Beijing on March 27, 2008. Beijing Xinchao was 100% owned by Shenyang Xinchao with a registered capital amounting to $4,255,440 (RMB 29,800,000) and a defined period of existence of 10 years. Beijing Xinchao was disposed of on May 2008 in the amount of $4,255,440 and no gain/loss was recognized in the disposal. The disposal amount was fully received as of December 31, 2008.

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

The following is a summary of significant accounting policies:

Unaudited Interim Financial Information - The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2008. The results of the six month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances within the Company are eliminated in consolidation.

Allowance for Doubtful Accounts - The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and other receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2009 and December 31, 2008, the Company reserved $5,769,967 and $5,664,081 respectively.

Properties held for sale – The Company capitalizes as properties held for sale, the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. As of June 30, 2009 and December 31, 2008, properties held for sale amounted to $5,903,070 and $6,228,607, respectively.

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

Property and equipment – Property and equipment is being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over useful lives as follows:

Buildings	8-26 years
Leasehold improvements	20 years
Equipment	5 years
Motor vehicles	5 years
Office furniture and fixtures	5 years

As of June 30, 2009 and December 31, 2008, Property, Plant & Equipment consist of the following:

	6-30-2009	12-31-2008
Building	$63,151,520	$63,220,533
Automobile	1,078,148	1,079,326
Office equipment & Furniture	422,916	409,965
Others	14,809	74,506

	$64,667,393	64,784,330

Accumulated depreciation	(15,159,728)	(13,721,226)

Property and equipment, net	$49,507,665	$51,063,104

Depreciation expense for the six month periods ended June 30, 2009 and 2008 totaled $1,464,642 and $1,460,224 respectively.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Repairs and maintenance costs are normally charged to the statement of operations in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized during the six month periods ended June 30, 2009, 2008 and 2007.

As of June 30, 2009 fixed assets totaling $27,637,370 have been pledged as securities to various banks in respect of borrowings totaling $19,296,838..

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

As of June 30, 2009 and December 31, 2008, the Company had $0 and $35,177 construction-in-progress balance respectively.

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
JUNE 30, 2009

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

Capitalization of Interest

In accordance with SFAS 34, interest incurred during construction is capitalized to construction in progress. All other interest is expensed as incurred. Ended June 30, 2009, the Company did not have any interest need to be capitalized.

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
JUNE 30, 2009

Earnings Per Share – Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

As of June 30, 2009 and 2008, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share as the effect of options outstanding at that time was anti- dilutive.

Fair value of financial instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as at June 30, 2009 and December 31,2008, because of the relatively short-term maturity of these instruments.

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

Recent accounting pronouncements –

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management does not believe the effect of this pronouncement on financial statements will have a material effect.

In May of 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning January 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after January 1, 2009.

On December 30, 2008 FASB issued FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises”. This FSP defers the effective date of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, for certain non-public enterprises as defined in paragraph 289, as amended, of FASB Statement No. 109, Accounting for Income Taxes, including non-public not-for-profit organizations. However, non-public consolidated entities of public enterprises that apply U. S. GAAP are not eligible for the deferral. Nonpublic enterprises that have applied the recognition, measurement, and disclosure provisions of Interpretation 48 in a full set of annual financial statements issued prior to the issuance of this FSP also are not eligible for the deferral. This FSP shall be effective upon issuance. The Company does not believe this pronouncement will impact its financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

On January 12, 2009 FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

Reclassifications – Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation. These reclassifications had on effect on previously reported results of operations or retained earnings.

3.	Properties held for resale

Properties held for resale at June 30, 2009 and December 31, 2008 by project are as follows:

	6-30-2008	12-31-2008
Qiyun New Village	$789,692	$854,183
Peacock Garden	175,988	176,180
Chenglong Garden	4,433,096	4,536,993
President Building	218,590	218,829
Maryland Building	268,174	268,575
Others	17,422	173,847

Total	$5,903,070	$6,228,607

The Company introduced a “Five-year Trial Accommodation Scheme” (the “Scheme”) to attract potential buyers when initial sales at the project did not meet expectations. Under the Scheme, property buyers were required to pay a 10% refundable deposit based on the sale price of the property or $7,321 (RMB50,000) and another 20%, based on the sale price of the property which is non-refundable, over 5 years by monthly installments, totaling 30% throughout the trial period. The remaining 70% of the consideration shall be due and payable immediately after the trial period when the property buyers exercise their option whether or not to complete the purchase. If the buyer chooses not to buy the property, the 10% refundable deposit or $7,321 (RMB 50,000) will be refunded to the buyers (less any unpaid rental due) and monthly installments received over the 5-year trial period will have been recognized as rental income in the year in which they arose.

As of June 30, 2009 and December 31, 2008, $604,017 and $668,305 worth of properties held for sale in Qiyun New Village were occupied by individuals who agreed to buy the properties without having fully paid the purchase consideration. $ 259,622 and $299,731 was included in advance from buyers for this Scheme as of June 30,2009 and December 31, 2008.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

4.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of following as of June 30, 2009 and December 31, 2008:

	06-30-2009	12-31-2008
Accounts payable	$4,191,325	$4,249,300
Payroll and welfare payable	50,014	97,367
Interest and other accrued expenses	17,208	57,780

Total	$4,258,547	$4,404,447

5.	Tax payables

Tax payables consist of the following as of June 30, 2009 and December 31, 2008:

	06-30-2009	12-31-2008
Income tax payable	$6,476,271	$5,857,279
Business tax	614,612	1,021,519
Land VAT payable	2,196,899	2,204,240
Other levies	(21,005)	24,222

Total	$9,266,777	$9,107,260

6.	Payable to disposed subsidiary-restated

The balance payable to Loyal Best Property Development Limited (a previously disposed subsdiary) amounted to $768,865 and $768,287 as of June 30, 2009 and December 31, 2008, respectively.

7.	Short-term loans

Short-term loans as of June 30, 2009 and December 31, 2008 are comprised as follow:

Nature	Due on	Interest per Annum	06-30-2009
Bank loan	10-13-2009	10.395%	13,440,438
Bank loan	6-12-2010	8.775%	5,856,400
Total			$19,296,838

Nature	Due on	Interest per Annum	12-31-2008
Bank loan	10-13-2009	10.395%	13,455,125
Bank loan	6-12-2009	9.477%	5,862,800
Total			$19,317,925

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

The above loans are secured by fixed assets and land use rights the Company owned.

As of June 30, 2009 and 2008, the Company incurred interest expense amounting to $969,422 and $1,409,324 respectively.

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

The Company paid three installments on time per the schedule of agreement. The outstanding interest for the said loan was partially waived by the bank in the amount of $1,006,722 based on the agreement and the Company paid off the rest amount to the bank as of December 31, 2008. The $1,006,722 waived interest expense was recognized as other income as of June 30, 2008.

8.	Statutory Reserve

In accordance with the Chinese Company Law, the Company has established a policy to reserve 10% of its annual net income as statutory reserve. When the accrued statutory reserve reached the 50% of capital, the company could select not to accrue any more. The Company accrued $0 and $11,491 during the six month periods ended June 30, 2009 and 2008.

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

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Options outstanding at June 30, 2009 and related weighted average price and intrinsic value is as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.65	10,000	0.29	$0.33	7,083	$0.33	$1,000

A summary of option activity as of June 30, 2009, and changes during the periods then ended is presented below:

Options	Shares
Outstanding at December 1, 2007	20,000
Granted	--
Exercised	--
Forfeited or expired	10,000
Outstanding on June 30, 2009	10,000
Exercisable on June 30, 2009	7,083
10.	Disposal of subsidiaries and discontinuance of subsidiaries

Shenyang Xinchao Property Company Limited (“Shengyang Xinchao”) was registered on August 16, 2005 in Shenyang, Liaoning Province, in the PRC with a registered capital of $12,330,456 (RMB 100,000,000) and a defined period of existence of 11 years to August 15, 2016. Shenyang Yindu Property Company Limited (“Yindu”) was registered on August 16, 2005 in Shenyang, Liaoning Province, in the PRC with a registered capital of $6,615,228 (RMB 50,000,000) and a defined period of existence of 11 years to August 15, 2016. Xinchao and Yindu were formed to develop a certain tract of property located in the Heping District of Shenyang, and will feature a construction area of almost 500,000 square meters with a linear site area of approximately 101,000 square meters. The local government of Heping District of Shenyang received back the land use rights of the Xita project because of new developing plan of the district. Heping District refunded the land usage right paid by Xinchao and reimbursed the development cost incurred by Xinchao. The Company decided to discontinue Shenyang Xinchao and Yindu on October 2008. As of December 15, 2008, the operations of Shenyang Xinchao and Yindu were discontinued. As of June 30,2009, 70% of the assets and the liabilities are to be transferred to Shenyang Maryland International Industry Co., Limited ,the other 30% of the assets and the liabilities to Silver strand.

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

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

11.	Income Tax

The Company is registered in the State of Nevada and has operations in primarily three tax jurisdictions – the People’s Republic of China, Hong Kong and the United States. For operation in the US, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of June 30, 2009. Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from continuing operations on income consists of the following for the six month periods ended June 30,2009 and 2008:

The provision for income taxes from continuing operations on income consists of the following for the three month periods ended June 30,2009 and 2008:

	6-30-2009	6-30-2008

US current income tax expense (benefit)
Federal	$ --	$ --
State	--	--
HK current income tax expense	--	--
PRC current income tax expense	$ 258,729	$ (164,030)
Total provision for income tax	$ 258,729	$ (164,030)

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	6-30-2009	6-30-2008
Tax expense (credit) at statutory rate - federal	34%	34%
State tax expense net of federal tax	6%	6%
Changes in valuation allowance	(40%)	(40%)
Foreign income tax - HK	17.5%	17.5%
Valuation allowance	(17.5%)	(17.5%)
Foreign income tax benefit - PRC	25%	25%
Tax expense at actual rate	25%	25%

United States of America

As of June 30, 2009, the Company in the United States had approximately $41,835 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at June 30, 2009 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of June 30, 2009 and December 31, 2008.

	6-30-2009	12-31-2008
Net operation loss carry forward	$ (512,635)	$ (470,800)
Total deferred tax assets	205,054	188,320
Less: valuation allowance	(205,054)	(188,320)
Net deferred tax assets	$ --	$ --

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Hong Kong

As of June 30,2009, the Company in the Hong Kong had approximately $1,545,266 in net operating loss carry forwards available to offset future taxable income. There is no time limit for the losses to carry forward. The deferred tax assets for the Hong Kong entities at June 30, 2009 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in Hong Kong as of June 30, 2009 and December 31, 2008.

	6-30-2009	12-31-2008
Net operation loss carry forward	$ (1,669,542)	$ (124,276)
Total deferred tax assets	292,170	21,748
Less: valuation allowance	(292.170)	(21,748)
Net deferred tax assets	$ --	$ --

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

As of June 30,2009 and December 31, 2008, the Company’s PRC subsidiary had net operating loss carry forwards which can be carried forward 5 years to offset future taxable income. The deferred tax assets for Shenyang Maryland, Xinchao and Yindu at June 30,2009 consist mainly of net operating loss carry forwards and they were fully reserved as the management believes they are more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in PRC as of June 30,2009 and December 31, 2008.

	6-30-2009	12-31-2008
Net operation loss carry forward	$ (6,773,393)	$ (2,919,384)
Total deferred tax assets	1,693,348	858,978
Less: valuation allowance	(1,693,348)	(858,978)
Net deferred tax assets	$ --	$ --

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

Aggregate net deferred tax assets

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of June 30, 2009 and December 31, 2008:

	6-30-2009	12-31-2008
Aggregate:
Total deferred tax assets	$ 2,190,572	$ 1,047,298
Less: valuation allowance	(2,190,572)	(1,047,298)
Net deferred tax assets	$ --	$ --

12.	Other comprehensive income

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at June 30, 2009 and December 31, 2008 are as follows:

Balance as of December 31, 2007	$ 1,468,546
Change for 2008	819,352

Balance as of December 31, 2008	2,287,898

Change in 2009	(43,663)
Balance as of June 30, 2009	$ 2,244,235

13.	Segment Information

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

During the years ended June 30,2009 and December 31, 2008, the Company is organized into two main business segments: (1) Property for sale, (2) Rental income and Income of management fee of commercial buildings. The following table presents a summary of operating information and certain year-end balance sheet information for the years ended June 30,2009 and December 31, 2008:

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

	6-30-2009	12-31-2008
Revenues from unaffiliated customers:
Selling of properties	$480,376	$3,679,044

Rental income & Management fee	2,884,590	6,011,176

Consolidated	$3,364,966	$9,690,220

Operating income (loss):
Selling of properties	$(703,377)	$(85,684)

Rental income & Management fee	214,533	(44,090)
Corporation (1)	(439,729)	(1,369,887)

Consolidated	$(928,573)	$(1,499,661)

Net income (loss) before taxes:

Selling of properties	$(1,712,401)	$(2,070,360)

Rental income & Management fee	214,448	(44,330)

Corporation (1)	2,040,440	3,927,009

Consolidated	$542,487	$1,812,319

Identifiable assets:
Selling of properties	$6,455,594	$6,685,110

Rental & Management fee	49,808,857	51,278,231
Corporation (1)	9,922,432	8,442,423

Consolidated	$66,186,883	$66,405,764

Depreciation and amortization:
Selling of properties	$--	$--

Rental & management fee	1,464,642	2,980,072

Corporation (1)	--	4,544

Consolidated	$1,464,642	$2,984,615

Capital expenditures:
Selling of properties	$--	$--

Rental & management fee	(21,389)	75,949

Corporation (1)	(24,829)	(128,640)

Consolidated	$(46,219)	$(52,691)

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

Comparison of operations for June 30, 2009 with June 30, 2008:

The Company realized net income (before foreign currency translation adjustment) of $283,713 for the six months ended June 30, 2009 compared to a net loss of $(935,834) for the same period in 2008, representing an increase of $1,219,548 or 130.32%. Components which resulted in this increase are discussed below.

Sales revenues decreased by $1,767,915 or 34.44% to $3,364,966 for the six months ended June 30, 2009 compared to $5,132,881 for the corresponding period of 2008. This is attributable primarily to a decrease of $1,738,309, or 78.35%, real estate sales revenue because the number of units available for sale has decreased with developed projects entering the last stage of unit sales.

Cost of properties sold decreased by $734,547 or 36.42% for the six months ended June 30, 2009 compared to $2,016,680 for the same period in 2008. This was primarily attributable to the decrease of real estate sales discussed above.

Selling expenses increased by $144,907 or 176.53% to $226,995 for the six months ended June 30, 2009 compared to $82,088 for the same period in 2008. This increase was mainly a result of expenditures on new business development.

General and administrative expenses decreased by $784,788 or 37.29% to $1,319,769 for six months ended June 30, 2009 compared to $2,104,557 for the comparable period in 2008. The main factors were the decrease of consulting fees of RMB 2 million and effective measures to reduce the operating costs.

Land leveling income increased by $2,126,358 or 100% for the six months ended June 30, 2009 compared to $0 for June 30, 2008, because there is was no leveling operations and related income in the first two quarters of 2008.

Gain on settlement of debts decreased by $1,075,843 or 100% for the six months ended June 30, 2009, compared to the same period in 2008, due to the Company gain of $1,075,843 from disposal of debts of Shenyang Normal College in 2008, but there were no transactions in the first six months of 2009 that generated a gain on settlement of debt.

Other income, net increased by $549,794 or 233.25% for the six months ended June 30, 2009, compared to $(235,715) for the comparable period in 2008. This change is attributed to an increase in fees for parking and maintenance on developed projects during the first six months of 2009.

(4)	Cash Flow Discussion

Net cash flows provided by operating activities for the six months ended June 30, 2009 and 2008 were $1,788,516 and $9,148,681 respectively. The factors which resulted in this decrease are discussed below:

Net income increased by 130.32% to $283,713 for the six months ended June 30, 2009 compared to a net loss of $(935,834) for the corresponding period in 2008. Accounts receivable and other receivables decreased by $27,598,010 or 87% as a result of the Company collecting the receivable accounts related to disposal of a subsidiary in the first half of 2008.

Net cash flows provided by investing activities for the six months ended June 30, 2009 was $46,203 compared to $(46,217) of cash flow used in investing activities for the same period in 2008. The investing activity change was primarily due to the purchases of property and equipment of $46,217 in 2008, and construction in progress as adjusted to other assets for 2009.

Net cash flows used in financing activities for the six months ended June 30, 2009 was $0 compared to $(8,643,184) for the comparable period in 2008, which is attributable primarily to the fact there were no loan repayments in the first six months of 2009.

(5)	Liquidity and Capital Resources

Current liabilities exceeded current assets by $21,935,657 as of June 30, 2009. The working capital deficit was incurred primarily due to Short Term Loans of $19,296,838. It has become common practice in China, for banks and companies to renegotiate loan extensions on an annual basis. This is driven by the ever changing banking regulatory environment and a situation where banks are becoming more conservative.

Under the circumstances, most lending banks have usually worked sympathetically and closely with borrowers for loan extension or restructuring for a shorter period within the administrative guidelines of the government. As State policies are issued outside the control of the banks in China and form part of the macro and micro-economic measures, many bankers and their customers are often stuck in the situation, thus they are generally more tolerant than their counterparts in Western economies.

They will work hard to deal with the situation provided the borrowers are responsible and have good relationship with the lenders.

(6)	Contractual Obligations

The following table was a summary of the Company’s contractual obligations as of June 30, 2009:

	Total	Less than one year	1-3 Years	Thereafter

Short-Term Debt	$19,296,838	$19,296,838	$--	$--

Long-Term Debt	--	--	--	--

Amounts due to related parties	--	--	--	--

Total Contractual Cash Obligations	$19,296,838	$19,296,838	$--	$--

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

In connection with the preparation of this report, Great China International’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Great China International’s disclosure controls and procedures were effective as of the end of the fiscal quarter on June 30, 2009, to ensure that information that is required to be disclosed by Great China International in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within Great China International to disclose information that is otherwise required to be set forth in its periodic reports.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2009, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

31.1	31	The certification of chief executive officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	31	The certification of chief financial officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	32	The certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: August 14, 2009	By:	/s/ Jiang Peng
Jiang Peng, Chairman of the Board (Principal Executive Officer)

Date: August 14, 2009	By:	/s/ Sun Dongqing
Sun Dongqing, Chief Financial Officer (Principal Financial and Accounting Officer)