Form 10-Q
period 2009-09-30
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2009-11-16
CIK 828878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2009

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
Yes  ☐   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity: As of October 31, 2009, there were 11,759,966 shares of common stock outstanding.

FORM 10-Q
GREAT CHINA INTERNATIONAL HOLDINGS, INC.

TABLE OF CONTENTS	Page

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(UNAUDITED)

	September 30,2009	December 31, 2008
ASSETS
Current assets:
Cash and equivalents	$10,976,424	$8,214,381
Accounts receivable, net	283,134	222,735
Other receivable, net	279,417	676,938
Properties held for resale	5,900,222	6,228,607

Total current assets	17,439,197	15,342,660

Property and equipment, net	48,804,460	51,063,104

Total assets	$66,243,657	$66,405,764

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank loans	$19,307,382	$19,317,925
Accounts payable and accrued expenses	4,297,734	4,404,447
Other payable	1,566,770	1,694,545
Payable to disposed subsidiaries	769,285	768,287
Commission payable	1,782,384	1,784,080
Advances from buyers	1,868,112	1,997,262
Taxes payable	9,179,953	9,107,260

Total current liabilities	38,771,620	39,073,807

Stockholders' equity:
Common stock, $.001 par value 50,000,000 shares
authorized, 11,759,966 issued and outstanding
as of June 30, 2009 and December 31, 2008	11,760	11,760
Additional paid in capital	4,566,156	4,566,156
Statutory reserve	638,128	638,128
Other comprehensive income	2,254,321	2,287,898
Retained earnings	20,001,670	19,828,016

Total stockholders' equity	27,472,036	27,331,957

Total liabilities and stockholders' equity	$66,243,657	$66,405,764

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE
INCOME FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	Three month periods ended		Nine month periods ended
	2009	2008	2009	2008
Revenues
Real estate sales	$645,319	$816,571	$1,125,695	$3,035,256
Rental and management fee income	1,411,188	1,539,255	4,295,778	4,453,451
Total revenues	2,056,507	2,355,825	5,421,474	7,488,707

Cost of revenues	603,961	1,157,439	1,886,094	3,174,119
Gross profit	1,452,546	1,198,387	3,535,380	4,314,588

Operation expenses
Selling expenses	17,523	3,893	244,518	85,981
General and administrative expenses	668,279	822,270	1,988,048	2,926,827
Depreciation and amortization	734,782	754,306	2,199,424	2,214,530

Total operation expenses	1,420,584	1,580,469	4,431,990	5,227,338

Loss from operations	(31,962)	(382,082)	(896,611)	(912,750)

Other income (expense)
Land leveling income (expense)	145	--	2,126,503	(391,400.10)
Gain on settlement of debt	--	--	--	1,087,448
Gain on interest expense waived	--	1,002,805	--	1,002,805
Loss on terminated project	--	--	--	--
Other income, net	152,030	555,012	466,109	699,092
Gain on disposal of fixed assets	--	--	--	--
Impairment loss	--	--	--	--
Interest and finance costs	(476,499)	(655,295)	(1,445,921)	(2,064,619)
Total other income (expense)	(324,324)	902,523	1,146,692	333,327

Income (loss) before income taxes	(292,361)	520,441	250,081	(579,424)

Provision for income taxes	(182,303)	164,030	(76,426)	--

Net income (loss)	(110,058)	356,411	173,655	(579,424)

Other comprehensive income (loss):
Foreign currency translation adjustment	9,799	91,224	(33,576)	724,567

Net comprehensive income (loss)	$(100,259)	$447,635	$140,078	$145,144

Net income (loss) per share from continue operating
Basic	$(0.01)	$0.03	$0.01	$(0.05)
Diluted	$(0.01)	$0.03	$0.01	$(0.05)

Weighted average number of shares outstanding
Basic	11,759,966	11,759,966	11,759,966	11,759,966
Diluted	11,759,966	11,759,966	11,759,966	11,759,966

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009		2008
Cash flows from operating activities:
Net income (loss)	$173,655		$(579,424)
Adjustments to reconcile net income (loss) to operating activities -
net cash provided by operating activities
Depreciation and amortization	2,199,424		2,214,530
Deferred tax assets	--		0
Gain on interest expense waived	--		(1,002,805)
Gain on settlement of debt	--		(1,087,448)
Provision (recovery) for doubtful accounts	63,354		92,379
Loss on discontinued operations	--		--
Non-cash stock compensation expense	--		3,301
Loan closing costs	--		--
(Increase)/decrease in current assets:
Restricted cash	--		--
Accounts receivable and other receivable	419,896		31,664,751
Refunds due from contractors	--		--
Other receivable	--		--
Advances to suppliers	(146,918)	--
Prepaid expenses	0		--
Amounts due from related parties	--		--
Properties held for resale	324,696		1,271,326
Increase/(decrease) in current liabilities:
Accounts payable and accrued expenses	(234,518)		(24,082,976)
Deposits held	--		--
Advances from buyers	(127,946)		(259,448)
Income and other taxes payable	78,040		21,601

Net cash provided by operating activities	2,749,683		8,235,787

Cash flows from investing activities:
Construction in progress	35,126		(34,409)
Purchases of property & equipment	7,355		(48,292)
Receivable from disposal of subsidiary	--		--
Sale of property & equipment	--		--

Net cash provided by/(used in) investing activities	42,482		(82,701)

Cash flows from financing activities:
Loan proceeds	--		--
Loan repayments	--		(10,886,967)
Advances to directors and affiliated companies	--		--
Dividends	--		--
Proceeds from stock issuance, net of offering costs	--		--

Net cash used in financing activities	--		(10,886,967)

Effect of exchange differences	(30,122)		106,344
Net increase/(decrease) in cash and cash equivalents	$2,762,043		$(2,627,538)

Cash and cash equivalents, beginning of period	$8,214,381		$10,044,579

Cash and cash equivalents, end of period	$10,976,424		$7,417,041

Supplemental disclosures of cash flow information:
Interest paid	$--		$3,516,313
Income taxes	$--		$--

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

1.	Description of business
Nature of organization

Great China International Holdings, Inc., (the “Company “) was incorporated in the State of Nevada on December 4, 1987, under the name of Quantus Capital, Inc., and in 1992, it changed its name to Red Horse Entertainment Corporation. On September 15, 2005, the Company changed its name to Great China International Holdings, Inc.

Shenyang Xinchao Property Company Limited (“Shengyang Xinchao”) was registered on August 16, 2005 in Shenyang, Liaoning Province, in the PRC with a registered capital of $12,330,456 (RMB 100,000,000) and a defined period of existence of 11 years to August 15, 2016. Shenyang Yindu Property Company Limited (“Yindu”) was registered on August 16, 2005 in Shenyang, Liaoning Province, in the PRC with a registered capital of $6,615,228 (RMB 50,000,000) and a defined period of existence of 11 years to August 15, 2016.. According to the stratagem of the Company, The Company decided to discontinue Shenyang Xinchao and Yindu on October 2008. As of December 15, 2008 Shenyang Xinchao and Yindu were discontinued and the assets and liabilities were transferred to Shenyang Maryland International Industry Co., Limited and Silverstrand Co.,Limited as of September 30,2009.

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

The following is a summary of significant accounting policies:

Unaudited Interim Financial Information - The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2008. The results of the nine month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances within the Company are eliminated in consolidation.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Allowance for Doubtful Accounts - The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and other receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2009 and December 31, 2008, the Company reserved $5,724,399 and $5,664,081 respectively.

Properties held for sale – The Company capitalizes as properties held for sale, the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. As of September 30, 2009 and December 31, 2008, properties held for sale amounted to $5,900,222 and $6,228,607, respectively.

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

Property and equipment – Property and equipment is being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over useful lives as follows:

Buildings	8-26 years
Leasehold improvements	20 years
Equipment	5 years
Motor vehicles	5 years
Office furniture and fixtures	5 years

As of September 30, 2009 and December 31, 2008, Property, Plant & Equipment consist of the following:

	9-30-2009	12-31-2008
Building	$63,186,027	$63,220,533
Automobile	1,078,737	1,079,326
Office equipment & Furniture	427,322	409,965
Others	14,366	74,506

	$64,706,452	64,784,330

Accumulated depreciation	(15,901,992)	(13,721,226)

Property and equipment, net	$48,804,460	$51,063,104

Depreciation expense for the nine month periods ended September 30, 2009 and 2008 totaled $2,199,424 and $2,214,530 respectively.

Repairs and maintenance costs are normally charged to the statement of operations in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized during the nine month periods ended September 30, 2009 and 2008.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

As of September 30, 2009 fixed assets totaling $27,652,469 have been pledged as securities to various banks in respect of borrowings totaling $19,307,382.

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

As of September 30, 2009 and December 31, 2008, the Company had $0 and $35,177 construction-in-progress balance respectively.

Revenue Recognition

Real estate sales

Real estate sales are reported in accordance with the provisions of SFAS No. 66(ASC 360), “Accounting for Sales of Real Estate”. Profit from the sales of development properties, less 5% business tax, is recognized by the full accrual method when the sale is consummated. A sale is not considered consummated until (1) the parties are bound by the terms of a contract, (2) all consideration has been exchanged, (3) any permanent financing of which the seller is responsible has been arranged, (4) all conditions precedent to closing have been performed, (5) the seller does not have substantial continuing involvement with the property, and (6) the usual risks and rewards of ownership have been transferred to the buyer. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a deposit liability. Real estate rental income, less 5% business tax, is recognized on the straight-line basis over the terms of the tenancy agreements.

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
SEPTEMBER 30, 2009

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

Capitalization of Interest

In accordance with SFAS 34(ASC 835), interest incurred during construction is capitalized to construction in progress. All other interest is expensed as incurred. During the nine months ended September 2009, the Company did not have any such interest to capitalize.

Other income

Other income consists of land leveling income, which was a one-time service performed at the request of our customers, and gain on settlement of debt. These revenues were recognized as the services were performed and the settled amount has been paid in accordance with the terms of the agreement.

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

As of September 30, 2009 and 2008, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share as the effect of options outstanding at that time was anti- dilutive.

Fair value of financial instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as at September 30, 2009 and December 31,2008, because of the relatively short-term maturity of these instruments.

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
SEPTEMBER 30, 2009

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

The Company's operations are carried out in the PRC. In PRC, financial instruments including cash and cash equivalents as is not covered by insurance.

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

Recent accounting pronouncements –

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The Company does not believe that this will have a material effect on its consolidated financial statements.

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

Reclassifications – Certain amounts in the 2008 financial statements may have been reclassified to conform to the 2009 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

3.	Properties held for resale

Properties held for resale at September 30, 2009 and December 31, 2008 by project are as follows:

	9-30-2008	12-31-2008
Qiyun New Village	$786,855	$854,183
Peacock Garden	176,084	176,180
Chenglong Garden	4,435,518	4,536,993
President Building	218,710	218,829
Maryland Building	268,710	268,575
Others	14,627	173,847

Total	$5,900,222	$6,228,607

The Company introduced a “Five-year Trial Accommodation Scheme” (the “Scheme”) to attract potential buyers when initial sales at the project did not meet expectations. Under the Scheme, property buyers were required to pay a 10% refundable deposit based on the sale price of the property or $7,325 (RMB50,000) and another 20%, based on the sale price of the property which is non-refundable, over 5 years by monthly installments, totaling 30% throughout the trial period. The remaining 70% of the consideration shall be due and payable immediately after the trial period when the property buyers exercise their option whether or not to complete the purchase. If the buyer chooses not to buy the property, the 10% refundable deposit or $7,325 (RMB 50,000) will be refunded to the buyers (less any unpaid rental due) and monthly installments received over the 5-year trial period will have been recognized as rental income in the year in which they arose.

As of September 30, 2009 and December 31, 2008, $604,347 and $668,305 worth of properties held for sale in Qiyun New Village were occupied by individuals who agreed to buy the properties without having fully paid the purchase consideration. $ 259,764 and $299,731 was included in advance from buyers for this Scheme as of September 30,2009 and December 31, 2008.

4.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of following as of September 30, 2009 and December 31, 2008:

	9-30-2009	12-31-2008
Accounts payable	$4,193,616	$4,249,300
Payroll and welfare payable	97,824	97,367
Interest and other accrued expenses	6,294	57,780

Total	$4,297,734	$4,404,447

5.	Tax payables

Tax payables consist of the following as of September 30, 2009 and December 31, 2008:

	9-30-2009	12-31-2008
Income tax payable	$6,290,057	$5,857,279
Business tax	631,440	1,021,519
Land VAT payable	2,200,453	2,204,240
Other levies	58,003	24,222

Total	$9,179,953	$9,107,260

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

6.	Payable to disposed subsidiary

The balance payable to Loyal Best Property Development Limited amounted to $769,285 and $768,287 as of September 30, 2009 and December 31, 2008, respectively.

7.	Short-term loans

Short-term loans as of September 30, 2009 and December 31, 2008 consist of the following:

Nature	Due on	Interest per Annum	9-30-2009
Bank loan	10-13-2009	10.395%	13,447,782
Bank loan	6-12-2010	8.775%	5,859,600
Total			$19,307,382

Nature	Due on	Interest per Annum	12-31-2008
Bank loan	10-13-2009	10.395%	13,455,125
Bank loan	6-12-2009	9.477%	5,862,800
Total			$19,317,925

The above loans are secured by fixed assets and land use rights the Company owns.

As of September 30, 2009 and 2008, the Company incurred interest and finance costs amounting to $1,445,921 and $2,064,619 respectively.

On June 22, 2006 the Company entered into a settlement agreement with a bank with respect to $8,230,453 of past due notes. In accordance with the settlement agreement, $1,228,163 of loan interest accrued as of December 31, 2007 may be waived if the Company repays the loan principle per the installments schedule. The Company is required to pay back the loan principal in a three step installments in which the entire bank loan will be paid off on September 20, 2008.

The Company paid three installments on time per the schedule of agreement. The outstanding interest for the said loan was partially waived by the bank in the amount of $1,006,722 based on the agreement and the Company paid off the rest of the amount to the bank as of December 31, 2008. The $1,006,722 of waived interest expense was recognized as other income as of June 30, 2008.

8.	Statutory Reserve

In accordance with the Chinese Company Law, the Company has established a policy to reserve 10% of its annual net income as statutory reserve. When the accrued statutory reserve reached 50% of capital, the company could select not to accrue any more. The Company accrued $0 and $11,491 during the nine-month periods ended September 30, 2009 and 2008, respectively.

9.	Stock Options

On January 31, 2008, the Company issued a non-incentive stock option for 10,000 shares to a non-employee director with an exercise price of $0.65 that will expire on January 31, 2010. The option vests and is exercisable over a term of two years.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Risk-free interest rate	2.00%
Expected life of the options	2 year
Expected volatility	121.79%
Expected dividend yield	0%

On January 31, 2007, the Company issued a non-incentive stock option for 10,000 shares to a non-employee director with an exercise price of $4.65 expired on January 31, 2009. The options were vested and exercisable over a term of two years.

Risk-free interest rate	2.00%
Expected life of the options	2 year
Expected volatility	83.76%
Expected dividend yield	0%

Options outstanding at September 30, 2009 and related weighted average price and intrinsic value is as follows:

Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.65	10,000	0.17	$0.33	8,333	$0.33	$1,000

A summary of option activity as of September 30, 2009, and changes during the period then ended is presented below:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)
Outstanding on December 31, 2008	20,000	1.33	0.29
Granted	--	--	--
Exercised	--	--	--
Forfeited or expired	10,000	--	--

Outstanding on September 30, 2009	10,000	0.33	0.17
Exercisable on September 30, 2009	8,333	0.33	0.17
10.	Disposal of subsidiaries and discontinuance of subsidiaries

Shenyang Xinchao Property Company Limited (“Shengyang Xinchao”) was registered on August 16, 2005 in Shenyang, Liaoning Province, in the PRC with a registered capital of $12,330,456 (RMB 100,000,000) and a defined period of existence of 11 years to August 15, 2016. Shenyang Yindu Property Company Limited (“Yindu”) was registered on August 16, 2005 in Shenyang, Liaoning Province, in the PRC with a registered capital of $6,615,228 (RMB 50,000,000) and a defined period of existence of 11 years to August 15, 2016. Xinchao and Yindu were formed to develop a certain tract of property located in the Heping District of Shenyang, and will feature a construction area of almost 500,000 square meters with a linear site area of approximately 101,000 square meters. The local government of Heping District of Shenyang received back the land use rights of the Xita project because of a new development plan for the district. Heping District refunded the land usage right paid by Xinchao and reimbursed the development cost incurred by Xinchao. The Company

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

decided to discontinue Shenyang Xinchao and Yindu on October 2008. As of December 15, 2008, the operations of Shenyang Xinchao and Yindu were discontinued. As of September 30,2009, 70% of the assets and the liabilities were transferred to Shenyang Maryland International Industry Co., Limited, and the other 30% of the assets and the liabilities to Silverstrand.

Beijing Xinchao was registered in Beijing on March 27, 2008, which was 100% owned by Shenyang Xinchao with a registered capital amounting to $4,255,440 (RMB 29,800,000) and a defined period of existence of 10 years.

Soon after Beijing Xinchao registered, the Company changed its business development plan in Beijing City and disposed of Beijing Xinchao in May 2008 in the amount of $4,255,440 (RMB29,800,000). No gain/loss on the disposal was realized. Beijing Xinchao had no operation before disposal. The disposal amount was fully received as of December 31, 2008.

11.	Income Tax

The Company is registered in the State of Nevada and has operations in primarily three tax jurisdictions – the People’s Republic of China, Hong Kong and the United States. For operation in the US, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of September 30, 2009. Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from continuing operations on income consists of the following for the nine month periods ended September 30, 2009 and 2008:

	9-30-2009	9-30-2008

US current income tax expense (benefit)
Federal	$0	$--
State	$--	$--
HK current income tax expense	--	--
PRC current income tax expense (benefit)	$76,426	$--
Total provision for income tax	$76,426	$--

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	9-30-2009	9-30-2008
Tax expense (credit) at statutory rate - federal	34%	34%
State tax expense net of federal tax	6%	6%
Changes in valuation allowance	(40%)	(40%)
Foreign income tax - HK	17.5%	17.5%
Valuation allowance	(17.5%)	(17.5%)
Foreign income tax benefit - PRC	25%	25%
Tax expense at actual rate	25%	25%

United States of America

As of September 30, 2009, the Company in the United States had approximately $47,466 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

forward 20 years. The deferred tax assets for the United States entities at September 30, 2009 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of September 30, 2009 and December 31, 2008.

	9-30-2009	12-31-2008

Net operation loss carry forward	$(560,101)	$(470,800)
Total deferred tax assets	224,040	188,320
Less: valuation allowance	(224,040)	(188,320)
Net deferred tax assets	$--	$--

Hong Kong

As of September 30,2009, the Company in Hong Kong had approximately $1,533,380 in net operating loss carry forwards available to offset future taxable income. There is no time limit for the losses to carry forward. The deferred tax assets for the Hong Kong entities at September 30, 2009 consists mainly of net operating loss carry forwards and were fully reserved as the the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in Hong Kong as of September 30, 2009 and December 31, 2008.

	9-30-2009	12-31-2008

Net operation loss carry forward	$(1,553,380)	$(124,276)
Total deferred tax assets	271,842	21,748
Less: valuation allowance	(271,872)	(21,748)
Net deferred tax assets	$--	$--

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

As of September 30, 2009 and December 31, 2008, the Company’s PRC subsidiary had net operating loss carry forwards which can be carried forward 5 years to offset future taxable income. The deferred tax assets for Shenyang Maryland, Xinchao and Yindu at September 30, 2009 consist mainly of net operating loss carry forwards and they were fully reserved as the management believes they are more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in PRC as of September 30,2009 and December 31, 2008.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

	9-30-2009	12-31-2008

Net operation loss carry forward	$(6,773,393)	$(2,919,384)
Total deferred tax assets	1,636,040	858,978
Less: valuation allowance	(1,636,040)	(858,978)
Net deferred tax assets	$--	$--

Aggregate net deferred tax assets

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of September 30, 2009 and December 31, 2008:

	9-30-2009	12-31-2008

Aggregate
Total deferred tax assets	2,131,921	1,047,298
Less: valuation allowance	(2,131,921)	(1,047,298)
Net deferred tax assets	$--	$--
12.	Other comprehensive income

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at September 30, 2009 and December 31, 2008 are as follows:

Balance as of December 31, 2007	$1,468,543
Change for 2008	819,352

Balance as of December 31, 2008	$2,287,989

Change in 2009	(33,577)
Balance as of September 30, 2009	$2,254,321
13.	Segment Information

Statement of Financial Accounting Standards No. 131 ("SFAS 131") (ASC 250), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

During the years ended September 30,2009 and December 31, 2008, the Company is organized into two main business segments: (1) Property for sale, and (2) Rental income and Income of management fee of commercial buildings. The following table presents a summary of operating information and certain year-end balance sheet information as of September 30,2009 and December 31, 2008:

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

	9-30-2009	12-31-2008
Revenues from unaffiliated customers:
Selling of properties	$1,125,695	$3,679,044

Rental income & Management fee	4,295,778	6,011,176

Consolidated	$5,421,474	$9,690,220

Operating income (loss):
Selling of properties	$(591,398)	$(85,684)

Rental income & Management fee	229,332	(44,090)
Corporation (1)	(518,378)	(1,369,887)

Consolidated	$(896,611)	$(1,499,661)

Net income (loss) before taxes:

Selling of properties	$(2,080,393)	$(2,070,360)

Rental income & Management fee	229,347	(44,330)

Corporation (1)	2,101,127	3,927,009

Consolidated	$250,081	$1,812,319

Identifiable assets:
Selling of properties	$6,752,898	$6,685,110

Rental & Management fee	49,310,510	51,278,231
Corporation (1)	10,180,249	8,442,423

Consolidated	$66,243,657	$66,405,764

Depreciation and amortization:
Selling of properties	$--	$--

Rental & management fee	2,199,424	2,980,072

Corporation (1)	--	4,544

Consolidated	$2,199,424	$2,984,615

Capital expenditures:
Selling of properties	$--	$--

Rental & management fee	(21,401)	75,949

Corporation (1)	(21,118)	(128,640)

Consolidated	$(17,226)	$(52,691)

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

Any statements in this discussion that are not historical facts are forward-looking statements that involve risks and uncertainties; actual results may differ from the forward-looking statements. Sentences or phrases that use such words as “believes”, “anticipates”, “plans”, “may”, “hopes”, “can”, “will”, “expects”, “is designed to”, “with the intent”, “potential” and others indicate forward-looking statements, but their absence does not mean that a statement is not forward-looking. Factors that could have a material and adverse impact on actual results are described under the heading “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009. We do not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

(2)	Executive Summary

Great China International Holdings Inc., is a comprehensive real estate company with principal activities in real estate investment, development, sales and management. We conduct all our operation in the People’s Republic of China through our direct and indirect wholly owned subsidiaries; Shenyang Maryland International Industry Company Limited and Silverstrand International Holdings Company Limited.

(3)	Results of Operations

Comparison of operations for September 30, 2009 with September 30, 2008:

The Company incurred net income of $173,655 for the nine-month period ended September 30, 2009 compared to a net loss of $(579,424) for the comparable period ended September 30, 2008, representing a increase of $753,079 or 129.97%. Components which caused this increase are discussed below.

Sales revenues decreased by $2,067,233 or 27.6% to $5,421,474 for the nine-month period ended September 30, 2009 compared to $7,488,707 for the corresponding period of 2008. Real estate income decreased by $1,909,561 or 62.91%, because the sales volume of the remaining building units decreased with the sales activity entering the last stage. There was a small decrease in rental and management fee income of $157,672 or 3.54% for September 30, 2009 compared to the comparable period in 2008.

Cost of properties sold decreased by $1,288,025 or 40.58% for the nine-month period ended September 30, 2009 compared to $3,174,119 for the corresponding period of 2008. This was primarily attributable to the decrease of real estate sales noted above.

Selling expenses increased by $158,537 or 184.39% to $244,518 for the nine-month period ended September 30, 2009 compared to $85,981 for the comparable period ended September 30, 2008. This increase was mainly for expense incurred to pursue business development opportunities.

General and administrative expenses decreased by $938,779 or 32.07% to $1,988,048 for the nine-month period ended September 30, 2009 compared to $2,926,827 for the comparable period ended September 30, 2008. The main factors were the decrease of consulting fees of RMB 2 million and measures implemented in 2009 to reduce administrative expenses.

Depreciation expense decreased by $15,106 or 0.68% to $2,199,424 for the nine-month period ended September 30, 2009, compared to $2,214,530 for the corresponding period of 2008, mainly as a result of changes in the applicable exchange rate.

Land leveling income increased by $2,517,904 or 643% for the nine-month period ended September 30, 2009 compared to $(391,400) for the comparable period ended September 30, 2008, due to the recognition of expense associated with the land leveling project in 2008 n advance of recognizing income for the project in 2009.

Gain on settlement of debts decreased by $1,087,448 or 100% during the nine-month period ended September 30, 2009, compared to the corresponding period of 2008, due primarily to the Company gain $1,087,448 from disposal of debts of Shenyang Normal College in 2008, but there was no such income in 2009.

Gain on interest expense waived decreased by $1,002,805 or 100% during the nine-month period ended September 30, 2009, compared to the corresponding period of 2008, because this was an extraordeinary income event in 2008 that did not recur in 2009.

The other income decreased by $232,983 or 33.33% during the nine-month period ended September 30, 2009, compared to $699,092 for the nine-month period ended September 30, 2008, which is attributable primarily to the decrease of other rental income and parking fee.

Cash Flow Discussion

Net cash flows provided by operating activities for September 30, 2009 and 2008 were $2,749,683 and $8,235,787 respectively. The factors that caused this decrease are discussed below:

Net income increased by 129.97% for the nine-month period ended September 30, 2009 compared to $(579,424) for the corresponding period of 2008; accounts receivable and other receivable decreased by $31,244,855 or 98.67% due to the Company collecting the receivable related to disposal of Loyal Best in the period ended September 30, 2008

Net cash flow used in investing activities for the nine-month period ended September 30, 2009 was $42,482 compared to $(82,701) of cash flow provided for the nine-month period ended September 30, 2008. The investing activity change was primarily due to the purchases of property and equipment of $7,355 for 2009, and construction in progress adjusted to other assets for September 30, 2009.

Net cash flows used in financing activities for the nine-month period ended September 30, 2009 was $0 compared to $(10,886,967) for the nine-month period ended September 30, 2008, which is a result of the Company repaying loans in 2008.

(4)	Liquidity and Capital Resources

Current liabilities exceeded current assets by $21,332,423 as of September 30, 2009. The working capital deficit is primarily due to Short Term Loans of $19,307,382. It has become common practice in China, for banks and companies to renegotiate loan extensions on an annual basis. This is driven by the ever changing banking regulatory environment and a situation where banks are becoming more conservative.

Under the circumstances, most lending banks have customarily worked with borrowers on loan extensions or restructuring for a shorter period within the administrative guidelines of the government. As government policies in effect from time to time are outside the control of the banks in China, many bankers and their customers pursue a practice of forbearance and note service or extension that is significantly different than practices in the United States.

(5)	Contractual Obligations

The following table was a summary of the Company’s contractual obligations as of September 30, 2009:

	Total	Less than one year	1-3 Years	Thereafter

Short-Term Debt	$19,307,382	$19,307,382	$--	$--

Long-Term Debt	--	--	--	--

Amounts due to related parties	--	--	--	--

Total Contractual Cash Obligations	$19,307,382	$19,307,382	$--	$--

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Information under this item is not required of a smaller reporting company as defined in Rule 12b-3 of the Exchange Act.

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

In connection with the preparation of this report, Great China International’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Great China International’s disclosure controls and procedures were effective as of the end of the fiscal quarter on September 30, 2009, to ensure that information that is required to be disclosed by Great China International in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within Great China International to disclose information that is otherwise required to be set forth in its periodic reports.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2009, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

31.1	31	The certification of chief executive officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	31	The certification of chief financial officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	32	The certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: November 16, 2009	By:	/s/ Jiang Peng
Jiang Peng, Chairman of the Board (Principal Executive Officer)

Date: November 16, 2009	By:	/s/ Sun Dongqing
Sun Dongqing, Chief Financial Officer (Principal Financial and Accounting Officer)