Form 10-Q/A
period 2009-09-30
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2009-11-17
CIK 828878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

FORM 10-Q/A
GREAT CHINA INTERNATIONAL HOLDINGS, INC.

TABLE OF CONTENTS	Page

Note: this amended Form 10-Q is filed solely for the purpose of correcting two typographical errors in the Consolidated Statements of Operations (unaudited). Income from operations for the three months ended September 30, 2009, has been corrected to show income of $31,962 rather than a loss, and provision for income taxes for the nine months ended September 30, 2008, has been corrected to show a provision for $76,426 rather than a benefit.

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

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE
INCOME FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	Three month periods ended		Nine month periods ended
	2009	2008	2009	2008
Revenues
Real estate sales	$645,319	$816,571	$1,125,695	$3,035,256
Rental and management fee income	1,411,188	1,539,255	4,295,778	4,453,451
Total revenues	2,056,507	2,355,825	5,421,474	7,488,707

Cost of revenues	603,961	1,157,439	1,886,094	3,174,119
Gross profit	1,452,546	1,198,387	3,535,380	4,314,588

Operation expenses
Selling expenses	17,523	3,893	244,518	85,981
General and administrative expenses	668,279	822,270	1,988,048	2,926,827
Depreciation and amortization	734,782	754,306	2,199,424	2,214,530

Total operation expenses	1,420,584	1,580,469	4,431,990	5,227,338

Income (Loss) from operations	31,962	(382,082)	(896,611)	(912,750)

Other income (expense)
Land leveling income (expense)	145	--	2,126,503	(391,400.10)
Gain on settlement of debt	--	--	--	1,087,448
Gain on interest expense waived	--	1,002,805	--	1,002,805
Loss on terminated project	--	--	--	--
Other income, net	152,030	555,012	466,109	699,092
Gain on disposal of fixed assets	--	--	--	--
Impairment loss	--	--	--	--
Interest and finance costs	(476,499)	(655,295)	(1,445,921)	(2,064,619)
Total other income (expense)	(324,324)	902,523	1,146,692	333,327

Income (loss) before income taxes	(292,361)	520,441	250,081	(579,424)

Provision (benefit) for income taxes	(182,303)	164,030	76,426	--

Net income (loss)	(110,058)	356,411	173,655	(579,424)

Other comprehensive income (loss):
Foreign currency translation adjustment	9,799	91,224	(33,576)	724,567

Net comprehensive income (loss)	$(100,259)	$447,635	$140,078	$145,144

Net income (loss) per share from continue operating
Basic	$(0.01)	$0.03	$0.01	$(0.05)
Diluted	$(0.01)	$0.03	$0.01	$(0.05)

Weighted average number of shares outstanding
Basic	11,759,966	11,759,966	11,759,966	11,759,966
Diluted	11,759,966	11,759,966	11,759,966	11,759,966

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