Form 10-K
period 2009-12-31
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2010-04-15
CIK 828878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009, or

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

Registrant’s Telephone Number: 0086-24-22813888

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
Yes ☐   No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. ☐ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐   No☒

The aggregate market value of voting stock held by non-affiliates on June 30, 2009, based on the average bid and asked prices on that day was $818,213. As of March 31, 2010, the Registrant had outstanding 11,759,966 shares of common stock, par value $0.001.

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

This annual report contains forward-looking statements, many assuming that the Company resolves its outstanding debt obligations and is able to continue as a going concern, including statements regarding, among other things, (a) negotiating settlement of our outstanding debt obligations, (b) our plans for developing or participating in the development of real estate projects, (c) our opportunities for participating in new real estate projects, (d) our growth strategies, (e) anticipated trends in our industry, (f) our future financing plans, (g) our anticipated need for working capital, (h) the impact of governmental regulation of the real estate industry in China, and (i) the availability of labor and materials for project development. These statements may be found under Item 1. “Business,” “Item 2. Properties” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this annual report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this annual report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will in fact occur.

Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION	Page

Part I

1.	Business	4

1A.	Risk Factors	6

1B.	Unresolved Staff Comments	6

2.	Properties	6

3.	Legal Proceedings	8

4.	[Reserved]	8

Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters	8
	and Issuer Purchases of Equity Securities

6.	Selected Financial Data	9

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

7A.	Quantitative and Qualitative Disclosures About Market Risk	12

8.	Financial Statements and Supplementary Data	12

9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	12

9A(T).	Controls and Procedures	12

9B.	Other Information	13

Part III

10.	Directors, Executive Officers and Corporate Governance	13

11.	Executive Compensation	15

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	15

13.	Certain Relationships and Related Transactions, and Director Independence	16

14.	Principal Accountant Fees and Services	17

15.	Exhibits and Financial Statement Schedules	18

PART I

ITEM 1. BUSINESS

General

Great China International Holdings, Inc. (the “Company,” “we,” or “Great China Holdings”), through its various indirect subsidiaries, has engaged in commercial and residential real estate investment, development, sales and management in the city of Shenyang, Liaoning Province, in the People’s Republic of China (“PRC”). Amounts for 2009 expressed in U.S. dollars are based on a conversion rate of $1.00 for 6.83 Renminbi (RMB) at December 31, 2009, and amounts expressed in U.S. dollars for prior periods are based on conversion rates then in effect.

The Company is currently focused primarily on real estate leasing, management, and consulting activities in the city of Shenyang. There are no development projects underway at this time and no development projects were implemented during 2009. As a result of these circumstances, the Company focused on leasing, property management and consulting work. For the year ended December 31, 2009, revenue from rental income and management fees constituted 72% of total revenue from operations, with the remaining revenue derived primarily from sales of properties. For the year ended December 31, 2008, revenue from rental income and management fees constituted 62% of total revenue from operations, and sales of properties constituted 38% of total revenue. The Company’s current lack of real estate development projects has prompted this shift of focus to the leasing, management and consulting area.

History

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

Silverstrand was incorporated on September 30, 2004 in Hong Kong Special Administrative Region, PRC, and is the holding company of Shenyang Maryland International Industry Company Limited, formerly: Shenyang Malilan Audio Equipment Company, Limited (“Shenyang Maryland”). Shenyang Maryland was originally registered as a limited liability Sino-foreign joint investment enterprise on December 15, 1989, in Shenyang, Liaoning Province, PRC. In October 2004, Silverstrand acquired all of the registered equity of Shenyang Maryland, and this transfer and the reclassification of Shenyang Maryland as a “wholly foreign-owned enterprise” (“WFOE”) was approved in November 2004 by the Liaoning Provincial Bureau of Foreign Trade and Economic Cooperation. This approval was subsequently registered, and a business registration certificate (No. 111103721 (1-1)) was issued to Shenyang Maryland as a WFOE in April 2005 by the Shenyang Municipal Administration of Industry and Commerce. The original business licenses for Shenyang Maryland described our business scope as real estate development, sales, leasing, and property management. In January of 2010, the Company modified the business scope to real estate leasing, property management, and consulting.

Leasing and Management Services

Our leasing and management services were conducted in 2009 primarily with respect to real estate projects we developed in prior years. The following is a description of those projects.

•	President Building comprises three blocks of commercial buildings, including two commercial towers, situated in Shenyang City, Heping North Street, which is the financial district of Shenyang. While the original intention was to sell the office space, management subsequently decided to retain the majority of the property for leasing and management revenue. The buildings maintain a high occupancy rate with tenants that are primarily international companies, 20 of which are Fortune 500 companies. Great China Holdings’ head office is situated on the 25th and 26th Floors of President Building.

•	When the President Building was built, it was one of the few commercial buildings in Shenyang which was positioned as premium commercial building. Over the years, a number of commercial buildings were built to fulfill an increasing demand. The President Building maintains its competitiveness mainly with its strong location at the financial center of Shenyang. Tenants’ satisfaction is closely monitored and maintained through surveys and regular networking meetings. Though minor renovations are ongoing in the Building, we anticipate no major renovations in the near future. The aggregate occupancy rate for the two towers at the end of 2008 and 2009 was 98.4% and 98.3%, respectively, ranked among the highest in Shenyang. The tenants as a whole are engaged in a variety of businesses, including real estate, foreign trade, investment, insurance, e-commerce, media, advertisement, and heath care.

Prior Development Projects

•	Chenglong Garden, situated in Shenyang Huang Gu District, comprises 12 blocks of modern apartments consisting of 865 residential apartments, a number of retail shops and ancillary facilities including basement car parking facilities and parks. As of December 31, 2009, 859 units had been sold, and 6 residential units and approximately 3,198 square meters of commercial space remained available for sale and lease.

•	Qiyun New Village is situated along the Nanyun Riverside and consists of 347 residential units, 341 of which were sold as of December 31, 2009.
•	Peacock Garden is situated in Shenyang City, Heping North Street, is in the commercial district of Shenyang and is comprised of 197 low-density residential apartments, 196 of which had been sold as of December 31, 2009.
•	The Maryland Building consists of 12,858 square meters, of which 11,310 have been sold and the remaining 1,548 square meters are held for leasing purposes.

City of Shenyang

Shenyang is a city of approximately 7.4 million people in Liaoning Province, located in northeastern China (Manchuria), approximately 435 miles northwest of Beijing. The largest city in northeast China, Shenyang is the economic, cultural, transportation and trade center of the region, there being eight industrial cities within a 150-kilometer radius of Shenyang. Shenyang’s Taoxian International Airport is the largest airport in northeast China, and the city also has developed railway and expressway networks. Shenyang is comprised of the following districts: (i) Heping District, better known as “Downtown”; (ii) Shen He District, just east of Downtown; (iii) Huang Gu District, situated directly north of Downtown; (iv) Da Dong District, located northeast of Downtown; (v) Tie Xi District; (vi) Yu Hong District; (vii) Dong Ling District; (viii) Su Jia Tun District; (ix) Hun ANan New District; and (x) Shen Bei New District

Shenyang is rich in industrial resources. Manufactures include heavy machinery, tractors, motor vehicles, cables, machine tools (Shenyang has one of the largest machine-tool plants in China), transformers, textiles, chemicals, paper products, medicines, and cement. Copper, zinc, and lead are also smelted in the city. Shenyang is also the seat of Liaoning University, Northeastern University, China Medical University, Shenyang Conservatory of Music, and numerous other specialized institutes. In 2009, the GDP in Shenyang increased by 14.1%, which is 5.4% higher than the national GDP.

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

In 2009, consumer spending in Shenyang reached RMB 178 billion, an increase of 18% over the prior year. We believe this indicates Shenyang is a growing urban area with a consumer base that can sustain robust residential and commercial real estate development, sales, leasing and management. Though the current global economic slowdown has had an impact on China and Shenyang, we believe Shenyang will continue to develop at a pace faster than that of the national average.

Employees

The Company currently has 148 employees, 17 of whom are engaged in administration activities, and 131 of whom are engaged in property management activities.

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

ITEM 1A.     RISK FACTORS

Disclosure under this item is not required of a smaller reporting company.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

General

As of December 31, 2009, the Company, through Shenyang Maryland, had five real estate projects located in the city of Shenyang in which it was either selling and/or leasing units or space.

Lease and Management Services

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

Prior Development Projects

•        Chenglong Garden, situated in Shenyang Huang Gu District, comprises 12 blocks of modern apartments consisting of 865 residential apartments, a number of retail shops and ancillary facilities including basement car parking facilities and parks. As of December 31, 2009, 859 units had been sold, and 6 residential units and approximately 3198 square meters of commercial space remained available for sale and lease.

•        Qiyun New Village is situated along the Nanyun Riverside and consists of 347 residential units, 341 of which had been sold as of December 31, 2009.

•        Peacock Garden is situated in Shenyang City, Heping North Street, is in the commercial district of Shenyang and is comprised of 197 low-density residential apartments, 196 of which had been sold as of December 31, 2009.

•        The Maryland Building consists of 12,858 square meters, of which 11,310 have been sold and other remaining 1,548 square meters are held for leasing purposes.

		President Building	Peacock Garden	Chenglong Garden	Maryland Building	Qiyun New Village

Construction date	.................................................	June 1999	April 1999	June 2000	June 1997	April 1996
Construction completion date	..............................	Dec 2002	Nov 2000	Oct 2002	Nov 1998	Nov 1997
Permission for pre-sale/sales	..............................	Feb 2001	April 1999	June 2001	Dec 1997	July 1997
Date of first sales	.................................................	May 1999	May 1999	Sept 2001	Nov 1997	May 1997

The following table set forth information about the Company’s various projects:

Sales Revenue Mix

		2009		2008
		%	$	%	$
Properties sales:

Qiyun New Village	......................................................................................	7.1	614,120	7.6	739,619
Peacock Garden	............................................................................................	0.9	81,331	1.1	105,069
Chenglong Garden Phases I & II	..................................................................	20.2	1,746,308	29.2	2,834,356

		28.2	2,441,759	37.9	3,697,044

Rental income		50.7	4,404,149	43.3	4,194,139

Building management income:
President Building Management Center	......................................................	21.1	1,828,777	18.8	1,817,037

		100.0	8,674,685	100.0	9,690,220

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

In June 2007, Shenyang Maryland closed funding under a loan agreement with Shenyang City Commercial Bank (Holdings) Co., Ltd. (Zhongshan Branch) (the “Bank”) whereby the Bank agreed to loan RMB 40,000,000, or approximately US$5,486,968, to Shenyang Maryland for use in connection with renovation of the President Building, repurchase of assets from the Industrial and Commercial Bank of China and other purposes. The principal amount of the loan bore interest at 8.775% before September 15, 2007 and 9.711% thereafter, with the rate reconfirmed on October 21, 2008 at 9.477%. and 8.774% on June 12 2009. The principal amount of the loan, none of which has been repaid, along with any accrued interest, was due on June 12, 2009, but was extended by the Bank to June 12, 2010. In addition to this loan, the Company also owes approximately US$13,448,700, to the bank, as a result of financing transactions that occurred prior to 2007. This additional loan is due October 13, 2010. The principal amount of the loan bore interest at 10.395% in 2008 and is still currently at 10.395%. The loan agreements provide that Shenyang Maryland must notify the Bank of certain material changes in its business that may occur during the term of the loan agreements, provide for penalties in the event of various events of default, and also provide that the amount of the loans are secured by a pledge of property owned by Shenyang Maryland, including part of the President Building, as security for payment of the loans.

The total area of the President Building owned by the Company is 61,448.74 square meters, and the mortgaged area is 33,423.95 square meters. The realty tax for the President Building is 12% of the total rental income, and the total realty tax for the year 2009 was RMB 3,085,272 (approximately US$ 451,684). The mortgage details for the President Building are as follows:

Lender(bank)	Amount of loan RMB:000’s)	Guaranty (President Building)	Mortgaged Area
		Block A, 1st-2nd floor (axle 1-7)	2930.63
		Block A, 8th-9th floor	2195.72
		Block A, 11th-14th floor	4380.76
Commercial Bank of China Zhongshan Branch	131,800	Block A, 17th-26th floor	4380.76
		Block A, 3rd-4th floor, (axle 7-11)	5309.63
		Block C, 13th-19th floor	7682.01

Total mortgaged area			33,423.95

Chenglong Garden

Chenglong Garden, Shenyang Huanggu District, comprises 12 blocks of modern apartments consisting of 865 residential apartments, a number of retail shops and ancillary facilities including basement car parking facilities and parks. The project is situated near Beiling Park, schools and Hymall and Megamart. Approximately 98.9% of the area comprising Chenglong Garden had been sold as of December 31, 2009.

Qiyun New Village

Qiyun New Village is situated along the Nanyun Riverside and consists of 347 residential units. Qiyun New Village was introduced to the real estate market in 1999. The Company introduced a “Five-year Trial Accommodation Program” (the “Program”) to attract potential buyers when initial sales at the project did not meet expectations. Under the Program, property buyers were required to pay a 10% refundable deposit based on the sale price of the property or $7,325 (RMB 50,000) and another 20%, based on the sale price of the property which is non-refundable, over 5 years by monthly installments, totaling 30% throughout the trial period. The remaining 70% of the consideration is due and payable immediately after the trial period when the property buyers exercise their option whether or not to complete the purchase. If the buyer chooses not to buy the property, the 10% refundable deposit or $7,325 (RMB 50,000) is refunded to the buyer (less any unpaid rental due) and monthly installments received over the 5-year trial period are recognized as rental income in the year in which they arose. As of December 31, 2009 and December 31, 2008, $532,833 and $668,305 worth of properties held for sale in Qiyun New Village were occupied by individuals who agreed to buy the properties without having fully paid the purchase consideration. As a result, $87,894 and $299,731 was included in advance from buyers for this Program as of December 31, 2009 and December 31, 2008.

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

ITEM 4.     [Reserved]

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

Calendar Quarter Ended	High Bid ($)	Low Bid ($)
March 31, 2008....................................................................................................	1.20	0.51
June 30, 2008.......................................................................................................	1.50	1.02
September 30, 2008.............................................................................................	1.07	0.70
December 31, 2008.............................................................................................	0.75	0.27
March 31, 2009...................................................................................................	0.40	0.25
June 30, 2009......................................................................................................	0.75	0.35
September 30, 2009............................................................................................	0.75	0.41
December 31, 2009.............................................................................................	0.35	0.35

Dividends

We did not make any distributions to shareholders in 2009 or 2008. Our present intention is to retain any earnings for use in our business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Security Holders

At March 15, 2010, there were approximately 157 holders of record of our common stock.

Equity Compensation Plans

As of December 31, 2009, no equity securities of the Company were authorized for issuance under any Company compensation plan.

Repurchases of common stock

There were no repurchases of equity securities by Great China Holdings in the fourth quarter of 2009.

ITEM 6.     SELECTED FINANCIAL DATA

Disclosure under this item is not required of a smaller reporting company.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements presented at the end of this report. Unless otherwise indicated, references in this discussion to “we”, “our”and “us” are to the Great China International Holdings, Inc and its subsidiaries.

Executive Summary

Great China International Holdings Inc., through its various subsidiaries, is or has been engaged in commercial and residential real estate leasing, management, consulting, investment, development and sales. We conduct all our operation in the People's Republic of China through our direct and indirect wholly owned subsidiaries; Shenyang Maryland International Industry Company Limited and Silverstrand International Holdings Company Limited.

Results of Operations

Comparison of operations for 2009 with 2008:

The Company recognized a net loss of $2,091,999 for 2009, compared to a net income $1,074,531for 2008, representing a decrease of $3,166,530 or 294.69%. Factors that contributed to this decrease are discussed below.

Sales revenues decreased by $1,015,536 or 10.48% to $8,674,684 for 2009 compared to $9,690,220 for 2008, mostly as a result of a decrease in real estate sales revenue by $1,237,285 or 33.63%. The decrease in real estate sales revenue was expected because the inventory of building units available for sale in the Company’s projects has steadily declined as units were sold in prior periods. Revenue from rental and management activity increased by $221,749 or 3.69% for 2009 compared to 2008 as a result of the Company’s focus on this rental and management activity during the economic downturn in 2009.

Cost of revenues is comprised primarily of depreciation expense of rental properties and cost of properties sold. Depreciation expense of rental properties increased by $127,055 or 4.64% to $2,867,781 for 2009 compared to $2,740,726 for 2008. This was primarily attributable to addition of renal properties towards the end of 2008. Cost of properties sold decreased by $ 949,631 or 22.81% to $3,404,835 for 2009 compared to $4,354,467 for 2008. This was primarily attributable to the decrease of real estate sales discussed above.

Selling expenses increased by $169,330 or 183.16% to $261,778 for 2009 compared to $92,448 for 2008. The main reason for this increase is that the Company increased advertising expense to improve building rentals and sales.

General and administrative expenses increased by $503,495 or 13.40% to $4,261,847 for 2009 compared to $3,758,351 for 2008. The main reason for this increase is that the Company reserves for potential credit losses on other accounts receivable that were not guaranteed or secured.

Depreciation expense decreased by $63,989 or 26.24% to $179,900 for 2009 compared to $243,889 for 2008, because certain fixed assets reached the end of their useful life.

Land leveling income decreased by $901,374 or 29.1% for 2009 compared to $3,097,374 for 2008.

Gain on settlement of debts decreased by $1,036,076 or 100% compared to 2008, because there was no debt settlement transaction in 2009.

Gain on interest expense waived decreased by $1,006,722 or 100% compared to same period of 2008, because there was no interest waiver settlement transaction in 2009.

The other income decreased by $706,861 or 88.33% compared to $800,273 for 2008, this change mainly because there was a demolition compensation in 2008 and there is no such compensation in 2009.

Cash Flow Discussion

Net cash flows provided by operating activities for 2009 and 2008 were $2,066,478 and $11,155,995, respectively, a decrease of 81.48%. Less cash was generated from operations in 2009 primarily as a result of the much lower revenue from sales and dispositions of real estate and real estate investments as compared to 2008.

Net cash flows used in investing activities for 2009 was $330,110 compared to $51,742 of net cash provided by investing activities for 2008. The investing activity change was primarily due to the purchases of property and equipment related to our leasing and management services in the amount of $365,246 for 2009.

Net cash flows used in financing activities for 2009 was $0 compared to $(13,261,157) for 2008. The Company used cash in 2008 to make loan repayments in 2008. No loan repayments were made in 2009.

Liquidity and Capital Resources

Current liabilities exceeded current assets by $26,189,297 as of December 31, 2009. The working capital deficit is a result of short term loans in the total amount of $19,308,700, which represents bank borrowings secured by certain of the Company’s real estate assets that have a due dated in June and October 2010. It has become common practice in the PRC for banks and companies to renegotiate loan extensions on an annual basis. Lending banks customarily work out with borrowers loan extensions or restructurings annually within the administrative guidelines of the government. The Company has no reason to believe this practice will not continue so long as the banking customs in the PRC remain unchanged, there are no significant changes in governmental regulation of the practice, the security for the Company’s loans retains adequate value, and the Company acts responsibly in addressing reduction of interest and principal balances when it has liquidity. There is no assurance, however, that the practice of annual extensions will continue indefinitely, so management expects it will continue to seek opportunities to reduce its bank indebtedness in future periods.

Contractual Obligations

The following table is a summary of Great China International’s contractual obligations as of December 31, 2009:

	Total	Less than one year	1-3 Years	Thereafter
Short-Term Debt	$19,308,700	$19,308,700	$--	$--
Long-Term Debt	--	--	--	--
Amounts due to related parties	--	--	--	--
Construction commitments	--	--	--	--
Total Contractual Cash Obligations	$19,308,700	$19,308,700	$--	$--

Recent accounting pronouncements

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The Company does not believe that this will have a material effect on its consolidated financial statements.

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

In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, “Accounting for Transfers of Financial Assets”) , which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe this pronouncement will impact its financial statements.

In June 2009, the FASB issued ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

In September 2009 the New FASB Accounting Standards Update 2009-08 issued in Earnings Per Share (amendments to Section 260-10-S99). This update includes technical corrections to Topic 260-10-S99 Earnings Per Share, based on EITF Topic D-53, “Computation of Earnings Per Share for a Period that includes redemption or an induced conversion of a portion of a class of preferred stock” and EITF Topic D-42, “The effect of the calculation of Earnings Per Share for the redemption or induced conversion of preferred stock.” The Company does not expect the implementation of this statement to have an impact on its results or financial position.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

Reclassifications - Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation. These reclassifications had on effect on previously reported results of operations or retained earnings.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure under this item is not required of a smaller reporting company.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Great China Holdings’ financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1, following page 20.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’ rules and forms, and that such information is accumulated and communicated to our management, including to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As required by

Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

In 2007, the Company utilized outside consultants to assist us in performing a top-down risk assessment, documenting in detail the existing controls and creating certain new controls to assist us in performing a top-down risk assessment, documenting in detail the existing controls and creating certain new controls. This action was not an indication of any significant deficiencies or material weaknesses of internal controls, but part of the Company’s ongoing strategy regarding improvement of operational efficiency and effectiveness. During 2009, management continued to utilize the documentation and framework of our controls to test and assess effectiveness. As a result of this review, management believes that our internal controls over financial reporting are effective.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the three-month period ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and officers

Set forth in the table below are the names, ages and positions of our current directors and executive officers. None of our directors or executive officers has any family relationship to any other director or executive officer.

Name	Age	Position	Since
Jiang Peng	46	Chairman of the Board of Directors	2008
Sun Dongqing	39	Director and Chief Financial Officer	2008
Duan Jing Shi	58	Director	2005
Raymond Reed Baker	33	Director	2008

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

Audit Committee; Financial Expert

The Board of directors has not established an audit committee, so the entire Board of Directors performs the functions associated with an audit committee, including, evaluating financial reporting matters, monitoring internal controls, compliance with internal financial polices, and engaging the registered independent accounting firm to audit the financial statements of Great China Holdings. None of our directors are independent under the definition set forth in Rule 5605(a)(2) of the NASDAQ Listing Rules. The Board of Directors has determined that Sun Dongqing is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of Great China Holdings’ common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission regulations to furnish

Great China Holdings with copies of all Section 16(a) forms they file. Based solely on Great China Holdings’ review of copies of such reports and representations from Great China Holdings’ executive officers and directors, and greater than ten-percent beneficial owners, Great China Holdings believes that its executive officers and directors complied with all Section 16(a) filing requirements during the fiscal year ended December 31, 2009.

ITEM 11.      EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary($)	All Other Compensation($)	Total($)
Jiang Peng (1)	2009	117,200	--	117,200
Chairman of the Board	2008	87,823	--	87,823

Sun Dongqing (2)	2009	10,548	--	10,548
	2008	9,481	--	9,481

(1)     Jiang Peng was appointed Chairman of the Board in May 2008, and has served since that time as our principal executive officer.

(2)     Sun Dongqing was appointed as a director and as our Chief Financial Officer in May 2008.

Discussion of Summary Compensation Table

For his service as Chairman of the Board, Mr. Jiang is paid a monthly salary of 66,667 RMB (approximately US$9,767) in 2009.

We have entered into a standard form employment agreement with Sun Dongqing, which provides for an initial term of two years and pursuant to which the Company agreed to pay her a base salary of 6,000 RMB (approximately US$879) per month in 2009.

Outstanding Equity Awards

There are no outstanding equity awards held by our named executive officers at December 31, 2009.

Director Compensation Table

The following table summarizes the compensation paid to our directors who are not executive officers for the year ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation($)	Total($)

Duan Jing Shi (1)	-0-	-0-	-0-

Raymond Reed Baker (2)	17,575,	-0-	17,575

(1)       Duan Jing Shi does not receive monthly director fees.

(2)       Raymond Reed Baker receives a monthly fee of RMB 10,000 (approximately US $1,465).

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

(1) Includes 67,000 shares held indirectly by Frank Jiang’s wife.
(2) Includes 30,000 shares held indirectly by Jiang Peng’s wife.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On December 31, 2009, we entered into a Subscription Agreement with Jiang Peng for the sale and purchase of 3,565,714 shares of common stock at a price of $0.35 per share, or a total of $1,247,999.90. Mr. Jiang was required to complete payment for the shares and close the transaction on or before February 28, 2010. At the time of the transaction Mr. Jiang was an officer, director and holder of more than 5% of our outstanding common stock. These relationships were fully disclosed to the board of directors at the time the transaction was approved. Further, the last sale price for the common stock on December 30, 2009, was $0.35, and the closing bid price was $0.35. Mr. Jiang advised us that he would not complete the purchase of shares contemplated by the Subscription Agreement, and requested cancellation of the Subscription Agreement and related obligation. On February 24, 2010, the board of directors approved cancellation of the Subscription Agreement.

Director Independence

None of our Directors are independent under the definition set forth in Rule 5605(a)(2) of the NASDAQ Listing Rules.

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

•	the material facts as to his, her, or their relationship or interest and as to the contract or transaction are disclosed or are known to the Board of Directors or the committee and noted in the minutes, and the Board of Directors or committee, in good faith, authorizes the contract or transaction in good faith by the affirmative vote of a majority of disinterested directors, even though the disinterested directors are less than a quorum;

•	the material facts as to his, her, or their relationship or interest and as to the contract or transaction are disclosed or are known to the shareholders entitled to vote thereon, and the contract or transaction is specifically approved or ratified in good faith by the majority of shares entitled to vote, counting the votes of the common or interested directors or officers; or

•	the contract or transaction is fair as to Great China International as of the time it is authorized or approved.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Great China Holdings paid or accrued the following fees in each of the prior two fiscal years to its principal accountant:

	Year ended December 31, 2009		Year ended December 31 2008

1. Audit fees	US$	84,284	$54,365
2. Audit-related fees		3,853	6,538
3. Tax fees		-0-	-0-
4. All other fees		-0-	-0-
Totals		$88,137	$60,903

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

The Board reviewed the audited consolidated financial statements of Great China Holdings as of and for the years ended December 31, 2009, 2008, 2007 and 2006, with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of Great China Holdings’s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved Great China Holdings’s audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2009, for filing with the Securities and Exchange Commission.

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K:

Exhibit No.	Title of Document
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment effective September 15, 2005 (2)
3.3	Bylaws (1)

10.1	Loan Agreement dated June 18, 2007 between Shenyang Maryland International Industry Co., Ltd. and Shenyang City Commercial Bank (Holdings) Co., Ltd, Zhongshan Branch (2)

10.2	Loan Pledge Agreement dated June 18, 2007 between Shenyang Maryland International Industry Co., Ltd. and Shenyang City Commercial Bank (Holdings) Co., Ltd, Zhongshan Branch (2)

10.3	Employment Agreement executed on May 22, 2008 between Great China International Holdings, Inc. and Dongqing Sun (3)

14.1	Code of Ethics (2)

21.1	List of Subsidiaries (2)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certifications of Chief Executive Officer and Chief Financial Officer

(1)	These exhibits are incorporated herein by this reference to our registration statement on Form 10-SB, filed with the Securities and Exchange Commission on August 21, 1997.
(2)	This exhibit is incorporated herein by this reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2007.
(3)	This exhibit is incorporated herein by this reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2008.

SIGNATURES

In accordance with SEction 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: April 15, 2010	By:	/s/ Jiang Peng
Jiang Peng, Chairman of the Board (Principal Executive Officer)

Date: April 15, 2010	By:	/s/ Sun Dongqing
Sun Donqing, Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2010	By:	/s/ Jiang Peng
Jiang Peng, Director

Date: April 15, 2010	By:	/s/ Duan Jing Shi
Duan Jing Shi, Director

Date: April 15, 2010	By:	/s/ Sun Dongqing
Sun Dongqing, Director

Date: April 15, 2010	By:	/s/ Raymond Reed Baker
Raymond Reed Baker, Director

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements

Great China International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Great China International Holding, Inc. and subsidiaries,

We have audited the accompanying consolidated balance sheets of Great China International Holdings, Inc. and subsidiaries, as of December 31, 2009 and December 31, 2008, and the related consolidated statements of operation, stockholders’ equity, and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great China International Holdings, Inc. and subsidiaries, as of December 31, 2009 and 2008, and the related consolidated results of their operations and cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principals generally accepted in the United States of America.

/s/ Kabani & Company, Inc.
Los Angeles, California

April 15, 2010

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	December 31,2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$9,933,271	$8,214,381
Accounts receivable, net	117,487	222,735
Other receivable, net	217,085	676,938
Properties held for resale	2,060,146	3,148,280

Total current assets	12,327,989	12,262,333

Property and equipment, net	1,590,183	1,416,605
Rental property, net	49,802,284	52,726,826
Total assets	$63,720,456	$66,405,764

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank loans	$19,308,700	$19,317,925
Accounts payable	4,170,922	4,249,300
Accrued expenses	163,147	155,147
Other payable	1,863,809	1,694,545
Payable to disposed subsidiaries	769,337	768,287
Commission payable	1,784,105	1,784,080
Advances from buyers	1,392,027	1,997,262
Taxes payable	9,065,238	9,107,260

Total current liabilities	38,517,285	39,073,806

Stockholder’ equity:
Common stock, $.001 par value 50,000,000 shares
authorized, 11,759,966 issued and outstanding
as of December 31, 2009 and 2008	11,760	11,760
Additional paid in capital	4,566,156	4,566,156
Statutory reserve	638,128	638,128
Accumulated other comprehensive income	2,251,110	2,287,898
Retained earnings	17,736,017	19,828,016

Total stockholder’ equity	25,203,171	27,331,958

Total liabilities and stockholder’ equity	$63,720,456	$66,405,764

The accompanying notes are integral part of these consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	DECEMBER 31
	2009	2008
Revenues
Real estate sales	$2,441,759	$3,679,044
Rental income	4,404,149	4,194,139
Management fee income	1,828,776	1,817,037

Total revenues	8,674,684	9,690,220

Cost of revenues	6,272,616	7,095,193

Gross profit	2,402,068	2,595,028

Operation expenses
Selling expenses	261,778	92,448
General and administrative expenses	4,261,847	3,758,352
Depreciation and amortization	179,900	243,889

Total operation expenses	4,703,525	4,094,689

Loss from operations	(2,301,457)	(1,499,661)

Other income (expense)
Land leveling income	2,196,000	3,097,374
Gain on settlement of debt	--	1,036,076
Gain on interest expense waived	--	1,006,722
Other income, net	93,412	800,273
Interest and finance costs	(2,079,954)	(2,628,464)

Total other income	209,458	3,311,981

Income (loss) before income taxes	(2,091,999)	1,812,319

Provision for income taxes	0	401,038

Income (loss) from continuing operations	(2,091,999)	1,411,282

Discontinued operations
Loss from entity held for discontinuance	--	(336,751)

Income (loss) from discontinued operations	--	(336,751)

Net income (loss)	$(2,091,999)	$1,074,531

Other comprehensive income (loss):
Foreign currency translation adjustment	(36,788)	819,352

Net Comprehensive income (loss)	$(2,128,787)	$1,893,882

Net income (loss) per share from continuing operations
Basic	$(0.18)	$0.12

Diluted	$(0.18)	$0.12

Net income (loss) per share from discontinued operations
Basic	$0.00	$(0.03)

Diluted	$0.00	$(0.03)

Net income (loss) per share
Basic	$(0.18)	$0.09

Diluted	$(0.18)	$0.09

Weighted average number of shares outstanding
Basic	11,759,966	11,759,966

Diluted	11,759,966	11,759,966

The accompanying notes are integral part of these consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

				Accumulated		Retained
			Additional	Other		Earnings	Total
	Common Stock		Paid in	Comprehensive	Statutory	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Reserve	Deficit)	Equity
Balance, December 31, 2007	11,759,966	11,760	4,562,855	1,468,546	638,128	18,753,485	25,434,773

Stock option to non-employee director	--	--	3,301	--	--	--	3,301

Net income for the year ended December 31, 2008	--	--	--	--	--	1,074,531	1,074,531

Foreign currency translation adjustment	--	--	--	819,353	--	--	819,353
Balance, December 31, 2008	11,759,966	$11,760	$4,566,156	$2,287,898	$638,128	$19,828,016	$27,331,958

Stock option to non-employee director	--	--	--	--	--	--	--

Net income for the year ended December 31, 2009	--	--	--	--	--	(2,091,999)	(2,091,999)

Foreign currency translation adjustment	--	--	--	(36,788)	--	--	(36,788)
Balance, Dec. 31, 2009	11,759,966	$11,760	$4,566,156	$2,251,110	$638,128	$17,736,017	$25,203,171

The accompanying notes are integral part of these consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	December 31
	2009	2008
Cash flows from operating activities:
Net income (loss) from continuing operations	$(2,091,999)	$1,411,282
Adjustments to reconcile net income (loss) to operating activities -
net cash provided by operating activities
Depreciation and amortization	3,047,681	2,930,856
Gain on interest expense waived	--	(1,006,722)
Gain on settlement of debt	--	(1,036,076)
Provision (recovery) for doubtful accounts	57,941	132,303
Non-cash stock compensation expense	--	3,301
(Increase)/decrease in current assets:
Accounts receivable and other receivables	568,073	31,150,808
Advances to suppliers	(61,730)	--
Properties held for resale	1,087,097	1,959,066
Increase/(decrease) in current liabilities:
Accounts payable and accrued expenses	100,140	(24,183,977)
Advances from buyers	(603,869)	(172,907)
Income and other taxes payable	(36,857)	304,812

Net cash provided by operating activities from operations	2,066,478	11,492,746

Net cash used in operating activities from discontinued operations	--	(336,751)

Net cash provided by operating activities	$2,066,478	$11,155,995

Cash flows from investing activities:
Construction in progress	35,136	(34,543)
Purchases of property & equipment	(365,246)	86,286

Net cash provided by/(used in) investing activities from continuing operations	(330,110)	51,742
Net cash used in investing activities from discontinued operations	--	--

Net cash provided by/(used in) investing activities	$(330,110)	$51,742

Cash flows from financing activities:
Loan repayments	--	(13,261,157)

Net cash used in financing activities from continuing operations	--	(13,261,157)
Net cash used in financing activities from discontinued operations	--	--

Net cash used in financing activities	$--	$(13,261,157)

Effect of exchange differences	$(17,479)	$223,222

Net increase (decrease) in cash and cash equivalents	$1,718,890	$(1,830,198)

Cash and cash equivalents, beginning of period	$8,214,381	$10,044,579

Cash and cash equivalents, end of period	$9,933,271	$8,214,381

Supplemental disclosures of cash flow information:
Interest paid	$2,086,802	$3,943,418

Income taxes	$95,795	$401,038

Supplemental disclosures of non-cash investing and financing activities
Transfer of properties held for sale to property & equipment	$--	$--

The accompanying notes are integral part of these consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

1.	Description of business
Nature of organization

Great China International Holdings, Inc., (the “Company”) was incorporated in the State of Nevada on December 4, 1987, under the name of Quantus Capital, Inc., and in 1992, it changed its name to Red Horse Entertainment Corporation.

Effective July 5, 2005, the Company completed the acquisition of Silverstrand International Holdings Limited (“Silverstrand”), a Hong Kong limited liability company, by issuing 10,102,333 shares of its common voting stock to the former stockholders of Silverstrand in exchange for all of the capital stock of Silverstrand. For financial reporting purposes the acquisition was treated as a recapitalization of Silverstrand. On September 15, 2005, the Company changed its name to Great China International Holdings, Inc. from Red Horse Entertainment Corporation.

Silverstrand was incorporated on September 30, 2004 in Hong Kong Special Administrative Region, PRC, and is the holding company of Shenyang Maryland International Industry Company Limited, formerly Shenyang Malilan Audio Equipment Company, Limited (“Shenyang Maryland”). Shenyang Maryland was originally registered as a limited liability Sino-foreign joint investment enterprise on December 15, 1989, in Shenyang, Liaoning Province, PRC. In October 2004, Silverstrand acquired all of the registered equity of Shenyang Maryland, and this transfer and the reclassification of Shenyang Maryland as a “wholly foreign-owned enterprise” (“WFOE”) was approved in November 2004 by the Liaoning Provincial Bureau of Foreign Trade and Economic Cooperation. This approval was subsequently registered, and a business registration certificate (No. 111103721 (1-1)) was issued to Shenyang Maryland as a WFOE in April 2005 by the Shenyang Municipal Administration of Industry and Commerce. The original business licenses for Shenyang Maryland described our business scope as real estate development, sales, leasing, and property management. In January of 2010, the Company modified the business scope to real estate leasing, property management, and consulting.

The Company, through its various subsidiaries, has engaged in commercial and residential real estate leasing, management, consulting, investment, development and sales in the city of Shenyang, Lianing Province, in the People’ Republic of China (“PRC”).

2.	Summary of significant accounting policies

Foreign Currency - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Renminbi (RMB); however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($) on the basis set forth below.

The following table sets forth various information concerning exchange rates between the Renminbi and the U.S. dollar for the periods indicated. The source of these rates is the Federal Reserve Bank of New York.

	Average	High	Low	Period- end
		(RMB per U.S. $1.00)
2005(1)	8.1472	8.2765	8.0702	8.0709
2006(1)	7.9723	8.0702	7.8041	7.8041
2007(1)	7.6038	7.7881	7.2946	7.2946
2008(1)	6.9623	7.2941	6.7480	6.8542
2009(1)	6.8311	6.8368	6.8242	6.8270

(1) Annual averages are calculated by averaging the rates on the last business day of each month during the relevant period.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances within the Company are eliminated in consolidation.

Allowance for Doubtful Accounts - The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and other receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2009 and 2008, the Company reserved $7,238,597 and $5,664,081 respectively, for other receivable bad debt, and $312,009 and $253,268, respectively, for accounts receivable bad debt.

Real Estate Held for Development or Sale – The Company capitalizes as real estate held for development or sale, the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. As of December 31, 2009 and December 31, 2008, real estate held for development or sale amounted to $2,060,146 and $3,148,280, respectively.

Properties held for rental – Properties include buildings held for rental and land use rights, which are being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over 20-26 years. As of December 31, 2009 and 2008, net property held for rental amounted to $49,480,553 and $ 52,726,826 respectively. Accumulated depreciation of rental properties amounted to $15,383,654 and $12,515,874 respectively as of December 31, 2009 and 2008.

Impairment of properties for sale or rental – The Company reviews its properties in real estate held for development or sale and properties held for rental whenever events or changes in circumstances indicate that the carrying value of its properties may not be recoverable in accordance with ASC 360. Impairment for financial reporting purposes is deemed to have occurred when estimated undiscounted operating income is less than the carrying value of the related investment. To the extent that a deemed impairment has occurred, the excess of carrying value of the property over its estimated fair value is charged against earnings. Management has not identified indicators of impairment during the years ended December 31, 2009 and 2008.

Property and equipment – Property and equipment is being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over useful lives as follows:

Buildings	8-26 years
Equipment	5 years
Automobile	5 years
Office furniture and fixtures	5 years

As of December 31, 2009 and 2008, Property, Plant & Equipment consist of the following:

	December 31, 2009	December 31, 2008
Building	$1,454,159	$1,058,160
Automobile	1,078,811	1,079,326
Office equipment & Furniture	442,466	484,471

	$2,975,436	2,621,957

Accumulated depreciation	(1,385,253)	(1,205,352)

Property and equipment, net	$1,590,183	$1,416,605

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Depreciation expense for the years ended December 31, 2009 and 2008 totaled $179,900 and $243,889 respectively.

Repairs and maintenance costs are normally charged to the statement of and comprehensive income in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized during 2009 and 2008.

As of December 31, 2009 fixed assets and rental property totaling $27,654,359 have been pledged as securities to various banks in respect of borrowings totaling $19,308,700.

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

Construction-In-Progress is valued at the lower of cost or market value. Management evaluates the market value of its properties on a quarterly basis by comparing selling prices of its properties with those of other equivalent properties in the vicinity offered by other developers reduced by anticipated selling costs and associated taxes. In the case of construction in progress, management takes into consideration the estimated cost to complete the project when making the lower of cost or market calculation.

As of December 31, 2009 and December 31, 2008, the Company had $0 and $35,177 construction-in-progress balance, respectively.

Revenue Recognition

Real estate sales

Real estate sales are reported in accordance with the provisions of ASC 360, “Accounting for Sales of Real Estate.” Revenue from the sales of development properties is recognized by the full accrual method when the sale is consummated. A sale is not considered consummated until (1) the parties are bound by the terms of a contract, (2) all consideration has been exchanged, (3) any permanent financing of which the seller is responsible has been arranged, (4) all conditions precedent to closing have been performed, (5) the seller does not have substantial continuing involvement with the property, and (6) the usual risks and rewards of ownership have been transferred to the buyer. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a deposit liability.

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
DECEMBER 31, 2009 AND 2008

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

Rental income and management fee income

The Company recognizes the rental income on the straight-line basis over the terms of the tenancy agreements. The management fee, including the service fee mainly for property management, maintenance and repair, and security, is recognized quarterly over the terms of the tenancy agreements.

Capitalization of Interest

In accordance with ASC 835, interest incurred during construction is capitalized to construction in progress. All other interest is expensed as incurred. During the year ended December 31, 2009, the Company did not have any such interest to capitalize.

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

As of December 31, 2009 and 2008, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share as the effect of options outstanding at that time was anti- dilutive.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Fair value of financial instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, commercial notes receivable, other receivables, accounts payable, commercial notes payable, accrued expenses, and other payables approximate their fair values as at December 31, 2009 and December 31,2008, because of the relatively short-term maturity of these instruments.

Use of estimates – The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of business and credit risk – Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents, accounts receivable and other receivables arising from its normal business activities. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base, most of which are in China.

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

Recent accounting pronouncements –

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The Company does not believe that this will have a material effect on its consolidated financial statements.

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

In June 2009, the FASB issued ASC 860 (previously SFAS No. 166, “Accounting for Transfers of Financial Assets”) , which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe this pronouncement will impact its financial statements.

In June 2009, the FASB issued ASC 810 (previously SFAS No. 167) for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

In September 2009 the New FASB Accounting Standards Update 2009-08 issued in Earnings Per Share (amendments to Section 260-10-S99). This update includes technical corrections to Topic 260-10-S99 Earnings Per Share, based on EITF Topic D-53, “Computation of Earnings Per Share for a Period that includes redemption or an induced conversion of a portion of a class of preferred stock” and EITF Topic D-42, “The effect of the calculation of Earnings Per Share for the redemption or induced conversion of preferred stock.” The Company does not expect the implementation of this statement to have an impact on its results or financial position.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

Reclassifications – Certain amounts in the 2008 financial statements may have been reclassified to conform to the 2009 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

3.	Real estate held for development or sale

Real estate held for development or sal at December 31, 2009 and December 31, 2008 by project are as follows:

	December 31, 2009	December 31, 2008
Qiyun New Village	$610,096	$854,183
Peacock Garden	85,936	176,180
Chenglong Garden	861,345	1,456,666
President Building	218,724	218,829
Maryland Building	268,447	268,575
Others	15,598	173,847

Total	$2,060,146	$3,148,280

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

The Company introduced a “Five-year Trial Accommodation Program” (the “Program”) to attract potential buyers when initial sales at the project did not meet expectations. Under the Program, property buyers were required to pay a 10% refundable deposit based on the sale price of the property or $7,325 (RMB50,000) and another 20%, based on the sale price of the property which is non-refundable, over 5 years by monthly installments, totaling 30% throughout the trial period. The remaining 70% of the consideration shall be due and payable immediately after the trial period when the property buyers exercise their option whether or not to complete the purchase. If the buyer chooses not to buy the property, the 10% refundable deposit or $7,325 (RMB50,000) will be refunded to the buyers (less any unpaid rental due) and monthly installments received over the 5-year trial period will have been recognized as rental income in the year in which they arose.

As of December 31, 2009 and December 31, 2008, $532,833 and $668,305 respectively worth of properties held for sale in Qiyun New Village were occupied by individuals who agreed to buy the properties without having fully paid the purchase consideration. $87,894 and $299,731 was included in advance from buyers for this Program as of December 31, 2009 and December 31, 2008 respectively.

4.	Accrued expenses

Accrued expenses consisted of the following as of December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008

Payroll and welfare payable	$97,898	$97,367
Interest and other accrued expenses	65,249	57,780

Total	$163,147	$155,147

5.	Tax payables

Tax payables consist of the following as of December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
Income tax payable	$6,169,230	$5,857,279
Business tax	633,292	1,021,519
Land VAT payable	2,199,205	2,204,240
Other levies	63,511	24,222

Total	$9,065,238	$9,107,260

6.	Payable to disposed subsidiary

The Company has a payable to a disposed subsidiary, Loyal Best Property Development Limited, amounting to $10,494,449 as of December 31, 2007.

Subsequently, the Company paid $9,725,112 to Loyal Best during 2008 and had a balance due as of December 31, 2009 and 2008 in the amount of $769,337 and $768,287 respectively.

7.	Short-term loans

Short-term loans as of December 31, 2009 and December 31, 2008 consist of the following:

Nature	Due on	Interest per Annum	December 31, 2009
Bank loan	10-13-2010	10.395%	13,448,700
Bank loan	6-12-2010	8.775%	5,860,000
Total			$19,308,700

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Nature	Due on	Interest per Annum	December 31, 2008
Bank loan	10-13-2009	10.395%	13,455,125
Bank loan	6-12-2009	9.477%	5,862,800
Total			$19,317,925

The above loans are secured by rental properties the Company owns.

As of December 31, 2009 and 2008, the Company incurred interest and finance costs amounting to $2,079,954 and $2,628,464, respectively.

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

The Company paid three installments on time per the schedule of settlement agreement. The outstanding interest of the loan for the said loan was partially waived by the bank in the amount of $1,006,722 based on the settlement agreement and the Company paid off the rest of the amount to the bank as of December 31, 2008. The $1,006,722 of waived interest expense was recognized as other income as of June 30, 2008.

8.	Statutory Reserve

As stipulated by the Company Law of the People’s Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i.	Making up cumulative prior years’ losses, if any;

ii.	Allocations to the “Statutory Surplus Reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital;

iii.	Allocations of 5% to 10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory Common Welfare Fund”, which is established for the purpose of providing employee facilities and other collective benefits to the Company’s employees; and statutory common welfare fund is no longer required per the new cooperation law executed in 2006.

iv.	Allocations to the discretionary surplus reserve, if approved in the stockholders’ general meeting.

The Company accrued $0 during 2009 and 2008.

9.	Stock Options

On January 31, 2008, the Company issued a non-incentive stock option for 10,000 shares to a non-employee director with an exercise price of $0.65. The option was fully vested on the date granted and was scheduled to expire in January 2009. The holder of the option surrendered the option for cancellation on January 31, 2009, when he resigned as a director.

Risk-free interest rate	6.00%
Expected life of the options	2 year
Expected volatility	121.79%
Expected dividend yield	0%

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

On January 31, 2007, the Company issued a non-incentive stock option for 10,000 shares to a non-employee director with an exercise price of $4.65. The options were vested when granted, were exercisable over a term of two years, and expired on January 31, 2009, without being exercised.

Risk-free interest rate	8.25%
Expected life of the options	2 year
Expected volatility	83.76%
Expected dividend yield	0%

No options to purchase the Company’s common stock were outstanding at December 31, 2009.

A summary of option activity as of December 31, 2009, and changes during the period then ended is presented below:

Shares
Outstanding on December 31, 2007	10,000
Granted	10,000
Exercised	--
Outstanding on December 31, 2008	20,000
Granted	--
Exercised	--
Forfeited or expired	20,000

Outstanding on December 31, 2009	--
Exercisable on December 31, 2009	--

10.	Disposal of subsidiaries and discontinuance of subsidiaries

Shenyang Xinchao Property Company Limited (“Xinchao”) and Shenyang Yindu Property Company Limited (“Yindu”) were registered in August 2005 in Shenyang, Liaoning Province, in the PRC 2016. Xinchao and Yindu were formed and capitalized as indirect subsidiaries of the Company to acquire and develop a certain tract of property located in the Heping District of Shenyang with an area of almost 500,000 square meters known as the Xita Project. Following transfer of the land use rights to the tract, the local government decided to pursue an alternative development plan for the area and negotiated for reacquisition of the land use rights from Xinchao and Yindu. Heping District refunded the purchase price for the land use rights paid by Xinchao and reimbursed the development costs incurred by Xinchao. The Company decided to discontinue Xinchao and Yindu in October 2008. As of December 15, 2008, the operations of Xinchao and Yindu were discontinued. As of December 31, 2009, 70% of the assets and liabilities were transferred to Shenyang Maryland International and the other 30% of the assets and the liabilities were transferred to Silverstrand.

11.	Income Tax

The Company is registered in the State of Nevada and has operations in primarily three tax jurisdictions – the People’s Republic of China, Hong Kong and the United States. For operation in the US, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of December 31, 2009. Accordingly, the Company has no net deferred tax assets.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

The provision for income taxes from continuing operations on income consists of the following for the years ended December 31, 2009 and 2008:

	Years Ended December 31
	2009	2008

US current income tax expense (benefit)
Federal	$--	$--
State	$--	$--
HK current income tax expense	--	--
PRC current income tax expense (benefit)	$0	$401,038
Total provision for income tax	$0	$401,038

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	Years Ended December 31
	2009	2008

Tax expense (credit) at statutory rate - federal	35%	35%
State tax expense net of federal tax	0%	0%
Changes in valuation allowance	(35%)	(35%)
Foreign income tax - HK	17.5%	17.5%
Valuation allowance	(17.5%)	(17.5%)
Foreign income tax benefit - PRC	25%	25%
Tax expense at effective tax rate	25%	25%

United States of America

As of December 31, 2009, the Company in the United States had approximately $585,540 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at December 31, 2009 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of December 31, 2009 and December 31, 2008.

	As of December 31
	2009	2008

Net operation loss carry forward	$(585,540)	$(470,800)
Total deferred tax assets	204,939	164,780
Less: valuation allowance	(204,939)	(164,780)
Net deferred tax assets	--	--
Change in valuation allowance	$(40,159)	$(43,669)

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Hong Kong

As of December 31, 2009, the Company in Hong Kong had approximately $139,387 in net operating loss carry forwards available to offset future taxable income. There is no time limit for the losses to carry forward. The deferred tax assets for the Hong Kong entities at December 31, 2009 consists mainly of net operating loss carry forwards and were fully reserved as the the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in Hong Kong as of December 31, 2009 and December 31, 2008.

	As of December 31
	2009	2008

Net operation loss carry forward	$(139,387)	$(124,276)
Total deferred tax assets	24,392	21,748
Less: valuation allowance	(24,392)	(21,748)
Net deferred tax assets	--	--
Change in valuation allowance	$(2,644)	$(21,748)

People’s Republic of China (PRC)

Pursuant to the PRC Income Tax Laws, the Company’s subsidiary is generally subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 25% since January 1, 2008. The Company’s applicable EIT rate under new EIT law is 25% which was approved by local Tax department.

As of December 31, 2009 and December 31, 2008, the Company’s PRC subsidiary had net operating loss carry forwards which can be carried forward 5 years to offset future taxable income. The deferred tax assets for Shenyang Maryland on December 31, 2009 consist mainly of net operating loss carry forwards and they were fully reserved as the management believes they are more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in PRC as of December 31, 2009 and December 31, 2008.

	As of December 31
	2009	2008

Net operation loss carry forward	$(4,891,502)	$(2,919,384)
Total deferred tax assets	1,222,875	858,978
Less: valuation allowance	(1,222,875)	(858,978)
Net deferred tax assets	--	--
Change in valuation allowance	$(363,897)	$(151,600)

Aggregate net deferred tax assets

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2009 and December 31, 2008:

	As of December 31
	2009	2008

Aggregate
Total deferred tax assets	1,452,206	1,045,506
Less: valuation allowance	(1,452,206)	(1,045,506)
Net deferred tax assets	--	--
Change in valuation allowance	$(406,700)	$(207,023)

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

12.	Segment Information

ASC 280 requires use of the “management approach#&148; model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates the Company.

During the years ended December 31, 2009 and December 31, 2008, the Company is organized into two main business segments: (1) Property for sale, and (2) Rental income and Income of management fee of commercial buildings. The following table presents a summary of operating information and certain year-end balance sheet information as of December 31, 2009 and 2008:

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

	12-31-2009	12-31-2008
Revenues from unaffiliated customers:
Selling of properties	$2,441,759	$3,679,044

Rental income & Management fee	6,232,925	6,011,176

Consolidated	$8,674,684	$9,690,220

Operating income (loss):
Selling of properties	$(359,039)	$(85,684)

Rental income & Management fee	648,793	(44,090)
Corporation (1)	(2,591,211)	(1,369,887)

Consolidated	$(2,301,457)	$(1,499,661)

Net income (loss) before taxes:

Selling of properties	$(2,526,168)	$(2,070,360)

Rental income & Management fee	649,142	(44,330)

Corporation (1)	(214,973)	3,927,009

Consolidated	$(2,091,999)	$1,812,319

Identifiable assets:
Selling of properties	$2,665,781	$6,685,110

Rental & Management fee	52,083,220	51,278,231
Corporation (1)	8,971,455	8,442,423

Consolidated	$63,720,456	$66,405,764

Depreciation and amortization:
Selling of properties	$--	$--

Rental & management fee	179,900	243,889

Corporation (1)	--	4,544

Consolidated	$179,900	$248,433

Capital expenditures:
Selling of properties	$--	$--

Rental & management fee	318,319	75,949

Corporation (1)	(318,319)	(128,640)

Consolidated	$0	$(52,691)

(1). Unallocated loss from Operating income (loss) and Net income before provision for income taxes are primarily related to general corporate expenses.

13.	Subsequent event

As of January 18, 2010, the name of Shenyang Maryland International Industry Company Limited, real estate subsidiary company, changed to Maryland International Industry Company Limited, a consulting subsidiary company. This change does not affect the assets or liabilities of the Company.