Form 10-Q
period 2010-03-31
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2010-05-17
CIK 828878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity: As of May 17, 2010, there were 11,759,966 shares of common stock outstanding.

FORM 10-Q
GREAT CHINA INTERNATIONAL HOLDINGS, INC.

TABLE OF CONTENTS	Page

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009
(UNAUDITED)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and equivalents	$10,031,025	$9,933,271
Accounts receivable, net	309,940	117,487
Other receivable, net	243,242	217,085
Properties held for resale	1,750,951	2,060,146

Total current assets	12,335,158	12,327,988

Property and equipment, net	1,176,742	1,590,183
Rental property, net	49,450,356	49,802,284

Total assets	$62,962,257	$63,720,456

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank loans	$19,309,092	$19,308,700
Accounts payable	4,172,471	4,170,921
Accrued expenses	270,212	163,147
Other payable	1,882,383	1,863,809
Payable to disposed subsidiaries	769,353	769,337
Commission payable	1,784,105	1,784,105
Advances from customers	1,260,425	1,392,027
Taxes payable	9,088,674	9,065,238

Total current liabilities	38,536,716	38,517,285

Stockholders’ equity:
Common stock, $.001 par value 50,000,000 shares
authorized, 11,759,966 issued and outstanding
as of March 31, 2010 and December 31, 2009	11,760	11,760
Additional paid in capital	4,566,156	4,566,156
Statutory reserve	638,128	638,128
Accumulated other comprehensive income	2,286,223	2,251,110
Retained earnings	16,923,273	17,736,017

Total stockholders’ equity	24,425,541	25,203,171

Total liabilities and stockholders' equity	$62,962,257	$63,720,456

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	MARCH 31,
	2010	2009

Revenues
Real estate sales	$243,628	$181,056
Rental income	1,088,111	1,079,846
Management fee income	458,611	455,372
Total revenues	1,790,350	1,716,274
Cost of revenues	1,550,257	1,343,294
Gross profit	240,093	372,980
Operation expenses
Selling expenses	19,174	63,213
General and administrative expenses	542,119	863,118
Depreciation and amortization	46,941	13,311
Total operation expenses	608,234	939,642
Loss from operations	(368,141)	(566,662)
Other income (expense)
Land leveling income	--	2,018,695
Other income, net	33,775	46,719
Interest and finance costs	(478,378)	(480,581)
Total other income	(444,603)	1,584,833
Income (loss) before income taxes	(812,744)	1,018,171
Provision for income taxes	--	258,591
Net income (loss)	(812,744)	759,580
Other comprehensive income (loss):
Foreign currency translation adjustment	35,113	(48,031)
Net comprehensive income (loss)	$(777,631)	$711,549
Net income (loss) per share
Basic	$(0.07)	$0.06

Diluted	$(0.07)	$0.06

Weighted average number of shares outstanding
Basic	11,759,966	11,759,966
Diluted	11,759,966	11,759,966

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	March 31,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$(812,744)	$759,580
Adjustments to reconcile net income (loss) to operating activities -
net cash provided by operating activities
Depreciation and amortization	771,045	732,483
Provision (recovery) for doubtful accounts	39,621	121,558
(Increase)/decrease in assets:
Accounts receivable and other receivable	(253,788)	320,954
Advances to suppliers	(4,394)	(2,925)
Properties held for resale	309,176	61,922
Increase/(decrease) in liabilities:
Accounts payable and accrued expenses	127,038	(26,684)
Advances from customers	(131,605)	(54,999)
Income and other taxes payable	23,350	208,880
Net cash provided by operating activities	67,700	2,120,770
Cash flows from investing activities:
Construction in progress	--	35,108
Purchases/(disposal) of property & equipment	(4,634)	35,268
Net cash provided by/(used in) investing activities	(4,634)	35,268
Effect of exchange differences	34,688	(9,234)
Net increase in cash and cash equivalents	97,754	2,146,805
Cash and cash equivalents, beginning of period	9,933,271	8,214,381
Cash and cash equivalents, end of period	$10,031,025	$10,361,186
Supplemental disclosures of cash flow information:
Interest paid	$477,969	$487,610
Income taxes	$--	$--

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

The Company, through its various subsidiaries, has engaged in commercial and residential real estate leasing, management, consulting, investment, development and sales in the city of Shenyang, Liaoning Province, in the People's Republic of China (“PRC”).

2.	Summary of significant accounting policies

Unaudited Interim Financial Information - The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2009. The results of the three month periods ended March 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Foreign currency translation - The Company uses the United States dollar for financial reporting purposes. The Company’s subsidiaries maintain their books and records in their functional currency – Chinese Yuan Renminbi (CNY), being the primary currency of the economic environment in which their operations are conducted. Such financial statements were translated into United States dollars in accordance with ASC 830 (Originally issued as Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation#&148;). According to the Statement, all assets and liabilities are translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement and statement of cash flows items are translated at the average exchange rate for the period. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220 (Originally issued as SFAS No. 130, “Reporting Comprehensive Income”) as a component of shareholders’ equity.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances within the Company are eliminated in consolidation.

Cash and cash equivalents - The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Allowance for Doubtful Accounts - The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and other receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2010 and December 31, 2009, the Company reserved $7,278,373 and $7,238,597 respectively, for other receivable bad debt, and $312,016 and $312,009, respectively, for accounts receivable bad debt.

Real Estate Held for Development or Sale–The Company capitalizes as real estate held for development or sale, the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. In first quarter of 2010, the company moved one building that amounted $372,118(RMB 2,540,000) to properties held for rental. As of March 31, 2010 and December 31, 2009, real estate held for development or sale amounted to $1,750,951 and $2,060,146, respectively.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Properties held for rental –Properties include buildings held for rental and land use rights, which are being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over 20-26 years. As of March 31, 2010 and December 31, 2009, net property held for rental amounted to $49,450,356 and $49,802,284 respectively. Accumulated depreciation of rental properties amounted to $16,109,023 and $15,383,654 respectively as of March 31, 2010 and December 31, 2009.

Property and equipment – Property and equipment is being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over useful lives as follows:

Buildings	8-26 years
Equipment	5 years
Automobile	5 years
Office furniture and fixtures	5 years

As of March 31, 2010 and December 31, 2009, Property, Plant & Equipment consist of the following:

	March 31, 2010	December 31, 2009

Building	$1,082,072	$1,484,158
Automobile	1,078,832	1,078,811
Office equipment & Furniture	447,109	442,466

	$2,608,013	2,975,435

Accumulated depreciation	(1,431,271)	(1,385,252)

Property and equipment, net	$1,176,742	$1,590,183

Depreciation expense for the three month periods ended March 31, 2010 and 2009 totaled $46,941 and $13,311 respectively.

Repairs and maintenance costs are normally charged to the statement of and comprehensive income in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized during the three month periods ended March 31, 2010 and 2009.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

As of March 31, 2010 fixed assets and rental property totaling $27,659,221 have been pledged as securities to various banks in respect of borrowings totaling $19,309,092.

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

As of March 31, 2010 and December 31, 2009, the Company had $0 construction-in-progress balance, respectively.

Revenue Recognition

Real estate sales

Real estate sales are reported in accordance with the provisions of ASC 360, “Accounting for Sales of Real Estate.” Profit from the sales of development properties, less 5% business tax, is recognized by the full accrual method when the sale is consummated. A sale is not considered consummated until (1) the parties are bound by the terms of a contract, (2) all consideration has been exchanged, (3) any permanent financing of which the seller is responsible has been arranged, (4) all conditions precedent to closing have been performed, (5) the seller does not have substantial continuing involvement with the property, and (6) the usual risks and rewards of ownership have been transferred to the buyer. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a deposit liability.

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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

Capitalization of Interest

In accordance with ASC 835, interest incurred during construction is capitalized to construction in progress. All other interest is expensed as incurred. During the three month periods ended March 31, 2010, the Company did not have any such interest to be capitalized.

Other income

Other income consists of land leveling income ,parking income, cleaning income and etc, of which land leveling income was a one-time service performed at the request of our customers, and gain on settlement of debt. These revenues were recognized as the services were performed and the settled amount has been paid in accordance with the terms of the agreement.

Earnings Per Share - Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

As of March 31, 2010 and 2009, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share as the effect of options outstanding at that time was anti- dilutive.

Income taxes - The Company utilizes ASC 740 (Originally issued as SFAS No. 109, “Accounting for Income Taxes”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the difference are expected to affect taxable income.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company records a valuation allowance for deferred tax assets, if any, based on its estimates of its future taxable income as well as its tax planning strategies when it is more likely than not that a portion or all of its deferred tax assets will not be realized. If the Company is able to utilize more of its deferred tax assets than the net amount previously recorded when unanticipated events occur, an adjustment to deferred tax assets would increase the Company net income when those events occur.

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

Statement of cash flows - In accordance with ASC 230 (Originally issued as SFAS No. 95), “Statement of Cash Flows,” cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Subsequent Events - For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending March 31, 2010 pursuant to ASC 855(Originally issued as SFAS No. 165), subsequent events were evaluated by the Company as of May 17, 2010, the date on which the Form 10-Q, which included the unaudited consolidated financial statements at and for the three month periods ended March 31, 2010, was available to be issued.

Recent accounting pronouncements –

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9 – Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendment is effective for interim and annual reporting periods in fiscal year ending after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-10 – Amendments for Certain Investment Funds. This update defers the effective date of the amendments to the consolidation requirements made by FASB Statement 167 to a reporting entity’s interest in certain types of entities. The deferral will mainly impact the evaluation of reporting enterprises’ interests in mutual funds, private equity funds, hedge funds, real estate investment entities that measure their investment at fair value, real estate investment trusts, and venture capital funds. The ASU also clarifies guidance in Statement 167 that addresses whether fee arrangements represent a variable interest for all service providers and decision makers. The ASU is effective for interim and annual reporting periods in fiscal year beginning after November 15, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2010, FASB issued ASU No. 2010-11 – Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Reclassifications – Certain amounts in the 2009 financial statements may have been reclassified to conform to the 2010 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

3.	Real estate held for development or sale

Real estate held for development or sale at March 31, 2010 and December 31, 2009 by project are as follows:

	March 31, 2010	December 31, 2009
Qiyun New Village	$301,183	$610,096
Peacock Garden	85,938	85,936
Chenglong Garden	861,361	861,345
President Building	218,729	218,724
Maryland Building	268,452	268,447
Others	15,288	15,598

Total	$1,750,951	$2,060,146

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

As of March 31, 2010 and December 31, 2009, $198,012 and $532,833 respectively worth of properties held for sale in Qiyun New Village were occupied by individuals who agreed to buy the properties without having fully paid the purchase consideration. $43,877 and $87,894 were included in advance from buyers for this Program as of March 31, 2010 and December 31, 2009 respectively.

4.	Accrued expenses

Accrued expenses consisted of following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Payroll and welfare payable	$105,508	$97,898
Accrued expenses	164,704	65,249

Total	$270,212	$163,147

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

5.	Tax payables

Tax payables consist of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Income tax payable	$6,172,178	$6,169,230
Business tax	656,466	633,292
Land VAT payable	2,198,294	2,199,205
Other levies	61,736	63,511

Total	$9,088,674	$9,065,238

6.	Payable to disposed subsidiary

The Company has a payable to a disposed subsidiary, Loyal Best Property Development Limited, amounting to $10,494,449 as of December 31, 2007.

Subsequently, the Company paid $9,725,112 to Loyal Best during 2008 and had a balance due as of March 31, 2010 and 2009 in the amount of $769,353 and $769,337 respectively.

7.	Short-term loans

Short-term loans as of March 31, 2010 and December 31, 2009 consist of the following:

Nature	Due on	Interest per Annum	March 31, 2010
Bank loan	10-13-2010	10.395%	13,448,973
Bank loan	6-12-2010	8.775%	5,860,119
Total			$19,309,092

Nature	Due on	Interest per Annum	December 31, 2009
Bank loan	10-13-2010	10.395%	13,448,700
Bank loan	6-12-2010	8.775%	5,860,000
Total			$19,308,700

The above loans are secured by fixed assets and land use rights the Company owns.

For the three month periods ended March 31, 2010 and 2009, the Company incurred interest and finance costs amounting to $478,378 and $480,581, respectively.

8.	Statutory Reserve

As stipulated by the Company Law of the People’s Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i.	Making up cumulative prior years’ losses, if any;

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

The Company accrued $0 statutory reserve during 2010 and 2009.

9.	Stock Options

On January 31, 2008, the Company issued a non-incentive stock option for 10,000 shares to a non-employee director with an exercise price of $0.65. The option was fully vested on the date granted and was scheduled to expire in January 2010. The holder of the option surrendered the option for cancellation on January 31, 2010, when he resigned as a director.

Risk-free interest rate	6.00%
Expected life of the options	2 year
Expected volatility	121.79%
Expected dividend yield	0%

On January 31, 2007, the Company issued a non-incentive stock option for 10,000 shares to a non-employee director with an exercise price of $4.65. The options were vested and exercisable over a term of two years that expired on January 31, 2009.

Risk-free interest rate	8.25%
Expected life of the options	2 year
Expected volatility	83.76%
Expected dividend yield	0%

No options to purchase the Company’s common stock were outstanding at March 31, 2010.

A summary of option activity as of March 31, 2010, and changes during the period then ended is presented below:

Shares
Outstanding on December 31, 2008	20,000
Granted	--
Exercised	--
Forfeited or expired	20,000
Outstanding on December 31, 2009	--
Granted	--
Exercised	--
Forfeited or expired	--

Outstanding on March 31, 2010	--
Exercisable on March 31, 2010	--

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

10.	Disposal of subsidiaries and discontinuance of subsidiaries

Shenyang Xinchao Property Company Limited (“Xinchao”) and Shenyang Yindu Property Company Limited (“Yindu”) were registered in August 2005 in Shenyang, Liaoning Province, in the PRC 2016. Xinchao and Yindu were formed and capitalized as indirect subsidiaries of the Company to acquire and develop a certain tract of property located in the Heping District of Shenyang with an area of almost 500,000 square meters known as the Xita Project. Following transfer of the land use rights to the tract, the local government decided to pursue an alternative development plan for the area and negotiated for reacquisition of the land use rights from Xinchao and Yindu. Heping District refunded the purchase price for the land use rights paid by Xinchao and reimbursed the development costs incurred by Xinchao. The Company decided to discontinue Xinchao and Yindu in October 2008. As of December 15, 2008, the operations of Xinchao and Yindu were discontinued. In 2009, 70% of the assets and liabilities were transferred to Shenyang Maryland International and the other 30% of the assets and the liabilities were transferred to Silverstrand.

11.	Income Tax

The Company is registered in the State of Nevada and has operations in primarily three tax jurisdictions – the People’s Republic of China, Hong Kong and the United States. For operation in the US, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of March 31, 2010. Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from continuing operations on income consists of the following for the years ended March 31, 2010 and 2009:

	For Three Months Ended March 31,
	2010	2009

US current income tax expense (benefit)
Federal	$--	$--
State	--	--
HK current income tax expense	--	--
PRC current income tax expense (benefit)	$--	$258,591
Total provision for income tax	$--	$258,591

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	March 31, 2010	March 31, 2009
Tax expense (credit) at statutory rate - federal	35%	35%
State tax expense net of federal tax	0%	0%
Changes in valuation allowance	(35%)	(35%)
Foreign income tax - HK	16.5%	16.5%
Valuation allowance	(16.5%)	(16.5%)
Foreign income tax expense - PRC	25%	25%
Tax expense at actual tax rate	0%	25%

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

United States of America

As of March 31, 2010, the Company in the United States had approximately $591,878 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at March 31, 2010 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of March 31, 2010 and December 31, 2009.

	March 31, 2010	December 31, 2009

Net operation loss carry forward	$(591,878)	$(585,540)
Total deferred tax assets	207,157	204,939
Less: valuation allowance	(207,157)	(204,939)
Net deferred tax assets	--	--
Change in valuation allowance	$2,218	$(40,159)

Hong Kong

As of March 31, 2010, the Company in Hong Kong had approximately $141,466 in net operating loss carry forwards available to offset future taxable income. There is no time limit for the losses to carry forward. The deferred tax assets for the Hong Kong entities at March 31, 2010 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in Hong Kong as of March 31, 2010 and December 31,2009.

	March 31, 2010	December 31, 2009

Net operation loss carry forward	$(141,466)	$(139,387)
Total deferred tax assets	23,342	24,392
Less: valuation allowance	(23,342)	(24,392)
Net deferred tax assets	--	--
Change in valuation allowance	$(1,050)	$(2,644)

People’s Republic of China (PRC)

Pursuant to the PRC Income Tax Laws, the Company’s subsidiary is generally subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 25% since January 1, 2008. The Company’s applicable EIT rate under new EIT law is 25% which was approved by local Tax department.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

As of March 31, 2010 and December 31, 2009, the Company’s PRC subsidiary had net operating loss carry forwards which can be carried forward 5 years to offset future taxable income. The deferred tax assets for Shenyang Maryland on March 31, 2010 consist mainly of net operating loss carry forwards and they were fully reserved as the management believes they are more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in PRC as of March 31, 2010 and December 31, 2009.

	March 31, 2010	December 31, 2009

Net operation loss carry forward	$(5,695,829)	$(4,891,502)
Total deferred tax assets	1,423,957	1,222,875
Less: valuation allowance	(1,423,957)	(1,222,875)
Net deferred tax assets	--	--
Change in valuation allowance	$201,082	$(363,897)

Aggregate net deferred tax assets

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Aggregate
Total deferred tax assets	$1,654,456	$1,452,206
Less: valuation allowance	(1,654,456)	(1,452,206)
Net deferred tax assets	--	--
Change in valuation allowance	$202,250	$(406,700)
12.	Segment Information

ASC 280 requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

During the years ended March 31, 2010 and 2009, the Company is organized into two main business segments: (1) Property for sale, and (2) Rental income and Income of management fee of commercial buildings. The following table presents a summary of operating information and certain year-end balance sheet information as of March 31, 2010 and 2009:

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

	3-31-2010	3-31-2009

Revenues from unaffiliated customers:
Selling of properties	$243,628	$181,056

Rental income & Management fee	1,546,722	1,535,218

Consolidated	$1,790,350	$1,716,274

Operating income (loss):
Selling of properties	$(73,396)	$(455,733)

Rental income & Management fee	75,263	90,557
Corporation (1)	(370,008)	(201,486)

Consolidated	$(368,141)	$(566,662)

Net income (loss) before taxes:

Selling of properties	$(551,774)	$(1,096,687)

Rental income & Management fee	75,263	90,467

Corporation (1)	(336,233)	2,024,391

Consolidated	$(812,744)	$1,018,171

Identifiable assets:
Selling of properties	$125	$6,710,978

Rental & Management fee	51,197,464	50,434,111
Corporation (1)	11,764,668	10,051,362

Consolidated	$62,962,257	$67,196,451

Depreciation and amortization:
Selling of properties	$41,172	$13,116
Rental & management fee	724,106	719,172

Corporation (1)	$5,769	$195

Consolidated	$771,047	$732,483

Capital expenditures:
Selling of properties	$--	$--

Rental & management fee	(4,634)	35,108

Corporation (1)	--	161

Consolidated	$(4,634)	$35,268

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

Any statements in this discussion that are not historical facts are forward-looking statements that involve risks and uncertainties; actual results may differ from the forward-looking statements. Sentences or phrases that use such words as “believes”, “anticipates”, “plans”, “may”, “hopes”, “can”, “will”, “expects”, “is designed to”, “with the intent”, “potential” and others indicate forward-looking statements, but their absence does not mean that a statement is not forward-looking. Factors that could have a material and adverse impact on actual results are described in our annual report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on April 15, 2010. We do not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Comparison of operations for first quarter of 2010 with first quarter of 2009:

The Company incurred a net loss of $812,744 for first quarter of 2010, compared to net income of $759,580 for first quarter of 2009, representing a decrease of $1,572,324 or 207.00%. Factors that contributed to this decrease are discussed below.

Sales revenues increased by $74,076 or 4.32% to $1,790,350 for the first quarter of 2010 compared to $1,716,274 for the same period in 2009. We expect that real estate sales revenues will diminish in future periods as our current inventory of units available for sale is sold and decreases, and since we do not have projects in development at the present time that would add to our inventory of units. There was a small increase in rental income by $8,265 or 0.77% in the first quarter of 2010 compared with the same period of 2009. There was also a small increase in management fee income by $3,239or 0.71% in the first quarter of 2010 compared to the corresponding period in 2009.

Cost of revenues increased by $206,963, or 15.41%, to $1,550,257 in the first quarter of 2010 compared to $1,343,294 for the same period in 2009.

Selling expenses decreased by $44,039 or 69.67% to $19,174 for first quarter of 2010 compared to $63,213 for corresponding term of 2009. The main reason for this decrease is a reduction of compensation paid to salespersons in the first quarter of 2010 compared to 2009.

General and administrative expenses decreased by $320,999 or 37.19% to $542,119 for first quarter of 2010 compared to $863,118 for the same period in 2009. During the first three months of 2010 the Company was not engaged in any significant project development activity compared to the development activity in the first quarter of 2009, which resulted in a reduction staff of staff and allowed the company to implement other cost-cutting measures.

Depreciation expense increased by $33,629 or 252.64% to $46,941 for first quarter of 2010 compared to $13,311 for the same term of 2009, due to new equipment purchases after the first quarter of 2009 that are being depreciated in subsequent periods, including the first quarter of 2010.

The project that generated land leveling income in 2009 ended, so no similar income was generated in 2010. Consequently, $2,018,695 of land leveling income recognized in the first quarter of 2009 did not recur in the first quarter of 2010.

The other income decreased by $12,944 or 27.71% compared to $46,719 for first quarter of 2009, which is primarily the result of lower penalties assessed tenants and purchasers for late payments.

Interest and finance costs remained essentially unchanged period over period with a small decrease of $2,203 or 0.46% for first quarter of 2010 compared to the same period in 2009.

(4)	Cash Flow Discussion

Net cash flows provided by operating activities for the first quarters of 2010 and 2009 were $67,700 and $2,120,770 respectively, or a decrease of 96.81%. Less cash was generated from operations in the first quarter of 2010 primarily because land leveling income recognized in the first quarter of 2009 did not recur in the first quarter of 2010.

Net cash flows used in investing activities for the first quarter of 2010 was $4,634, and net cash flows provided by investing activities in the first quarter of 2009 was $35,268. This change was primarily the result of new equipment purchases in the first quarter of 2010 and the absence of cash flow from investment in construction and development activities.

(5)	Liquidity and Capital Resources

Current liabilities exceeded current assets by $26,201,558 as of March 31, 2010. The working capital deficit is a result of short term loans of $19,309,092, which represents bank borrowings secured by certain of the Company’s real estate assets that have due dates in June and October 2010. It has become common practice in the PRC for banks and companies to renegotiate loan extensions on an annual basis. Lending banks customarily work out with borrowers loan extensions or restructurings annually within the administrative guidelines of the government. The Company has no reason to believe this practice will not continue so long as the banking customs in the PRC remain unchanged, there are no significant changes in governmental regulation of the practice, the security for the Company’s loans retains adequate value, and the Company acts responsibly in addressing reduction of interest and principal balances when it has liquidity. There is no assurance, however, that the practice of annual extensions will continue indefinitely, so management expects it will continue to seek opportunities to reduce its bank indebtedness in future periods.

(6)	Contractual Obligations

The following table was a summary of the Company’s contractual obligations as of March 31, 2010:

	Total	Less than one year	1-3 Years	Thereafter

Short-Term Debt	$19,309,092	$19,309,092	$--	$--

Long-Term Debt	--	--	--	--

Amounts due to related parties	--	--	--	--

Construction commitments	--	--	--	--
Total Contractual Cash Obligations	$19,309,092	$19,309,092	$--	$--

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Disclosure under this item is not required of a smaller reporting company.

Item 4.  Controls and Procedures

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

In connection with the preparation of this report, Great China International’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Great China International’s disclosure controls and procedures were effective as of the end of the fiscal quarter on March 31, 2010, to ensure that information that is required to be disclosed by Great China International in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within Great China International to disclose information that is otherwise required to be set forth in its periodic reports.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended March 31, 2010, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

31.1	31	The certification of chief executive officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	31	The certification of chief financial officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	32	The certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: May 17, 2010	By:	/s/ Jiang Peng
Jiang Peng, Chairman of the Board (Principal Executive Officer)

Date: May 17, 2010	By:	/s/ Sun Dongqing
Sun Dongqing, Chief Financial Officer (Principal Financial and Accounting Officer)