Form 10-Q
period 2010-06-30
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2010-08-16
CIK 828878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity: As of August 14, 2010, there were 11,759,966 shares of common stock outstanding.

TABLE OF CONTENTS	Page

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009
(UNAUDITED)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and equivalents	$8,123,680	$9,933,271
Accounts receivable, net	260,237	117,487
Prepayment & other receivable, net	620,724	217,085
Properties held for resale	1,446,584	2,060,146

Total current assets	10,451,225	12,327,988

Property and equipment, net	1,189,309	1,590,183
Rental property, net	49,044,553	49,802,284

Total assets	$60,685,087	$63,720,456

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank loans	$19,435,228	$19,308,700
Accounts payable	4,198,258	4,170,921
Accrued expenses & Other payable	2,039,754	2,026,956
Payable to disposed subsidiaries	774,379	769,337
Commission payable	--	1,784,105
Advances from buyers	1,115,029	1,392,027
Taxes payable	9,068,910	9,065,238

Total current liabilities	36,631,559	38,517,285

Stockholders’ equity:
Common stock, $.001 par value 50,000,000 shares
authorized, 11,759,966 issued and outstanding
as of June 30, 2010 and December 31, 2009	11,760	11,760
Additional paid in capital	4,566,156	4,566,156
Statutory reserve	638,128	638,128
Accumulated other comprehensive income	2,214,720	2,251,110
Retained earnings	16,622,764	17,736,017

Total stockholders’ equity	24,053,528	25,203,171

Total liabilities and stockholders' equity	$60,685,087	$63,720,456

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME/(LOSS)
FOR THE THREE MONTH AND THE SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	Three month periods ended		Six month periods ended
	June 2010	June 2009	June 2010	June 2009
Revenues
Real estate sales	$448,112	$299,320	$691,740	$480,376
Rental income	1,061,164	974,842	2,149,275	1,958,439
Management fee income	465,856	470,779	924,468	926,152
Total revenues	1,975,132	1,744,942	3,765,483	3,364,966

Cost of revenues	1,420,710	1,344,798	2,970,966	2,655,150
Gross profit	554,422	400,144	794,517	709,816

Operation expenses
Selling expenses	8,669	163,782	27,843	226,995
General and administrative expenses	365,661	456,664	907,780	1,319,769
Depreciation and amortization	47,852	45,359	94,792	91,626

Total operation expenses	422,182	665,805	1,030,415	1,638,389

Income (loss) from operations	132,240	(265,662)	(235,898)	(928,573)

Other income (expense)
Land leveling income	--	107,663	--	2,126,358
Other income, net	65,318	171,156	99,093	314,079
Interest and finance costs	(498,069)	(488,887)	(976,447)	(969,422)

Total other income, net	(432,751)	(210,067)	(877,354)	1,471,015

Income (loss) before income taxes	(300,511)	(475,729)	(1,113,252)	542,442

Provision for income taxes	--	137	--	258,729

Net income (loss)	(300,511)	(475,867)	(1,113,252)	283,713

Other comprehensive income (loss):
Foreign currency translation adjustment	(71,503)	4,367	(36,390)	(43,663)

Comprehensive income (loss)	$(372,014)	$(471,500)	$(1,149,642)	$240,050

Net income (loss) per share
Basic	$(0.03)	$(0.04)	$(0.09)	$0.02
Diluted	$(0.03)	$(0.04)	$(0.09)	$0.02

Weighted average number of shares outstanding
Basic	11,759,966	11,759,966	11,759,966	11,759,966
Diluted	11,759,966	11,759,966	11,759,966	11,759,966

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS PERIODS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	June 30, 2010	June 30, 2009

Cash flows from operating activities:
Net income (loss)	$(1,113,253)	$283,713
Adjustments to reconcile net income (loss) to operating activities -
net cash provided by operating activities
Depreciation and amortization	1,552,465	1,464,642
Provision for doubtful accounts	58,120	121,093
Accounts receivable and other receivable	(199,415)	237,260
Advances to suppliers	(399,404)	(22,263)
Prepaid expenses	--	(140,887)
Properties held for resale	623,031	318,629
Increase/(decrease) in liabilities:
Accounts payable and accrued expenses	(1,782,607)	(289,045)
Advances from buyers	(284,281)	(351,715)
Income and other taxes payable	(22,490)	167,089
Net cash provided by (used in) operating activities	(1,567,834)	1,788,516
Cash flows from investing activities:
Purchases/(disposal) of property & equipment	(56,722)	46,203
Effect of exchange differences	(185,034)	35,290
Net increase/(decrease) in cash and cash equivalents	(1,809,591)	1,870,009
Cash and cash equivalents, beginning of period	9,933,271	8,214,381
Cash and cash equivalents, end of period	$8,123,680	$10,084,390
Supplemental disclosures of cash flow information:
Interest paid	$976,447	$249,665
Income taxes	$--	$--

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2010 & 2009

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

The Company, through its various subsidiaries, has engaged in commercial and residential real estate leasing, management, consulting, investment, development and sales in the city of Shenyang, Lianing Province, in the People’s Republic of China (“PRC”).

2.	Summary of significant accounting policies

Unaudited Interim Financial Information – The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2009. The results of the six month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2010 & 2009

Foreign currency translation - The Company uses the United States dollar for financial reporting purposes. The Company’s subsidiaries maintain their books and records in their functional currency - Chinese Yuan Renminbi (CNY), being the primary currency of the economic environment in which their operations are conducted. Such financial statements were translated into United States dollars in accordance with ASC 830 (Originally issued as Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”). According to the Statement, all assets and liabilities are translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement and statement of cash flows items are translated at the average exchange rate for the period. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220 (Originally issued as SFAS No. 130, “Reporting Comprehensive Income”) as a component of shareholders’ equity.

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

Allowance for Doubtful Accounts - The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and other receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2010 and December 31, 2009, the Company reserved $3,387,490 and $7,238,597 respectively, for other receivable bad debt, and $309,912 and $312,009, respectively, for accounts receivable bad debt.

Real Estate Held for Development or Sale–The Company capitalizes as real estate held for development or sale, the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. In first quarter of 2010, the company moved one building that amounted $374,548(RMB 2,540,000) to properties held for rental. As of June 30, 2010 and December 31, 2009, real estate held for development or sale amounted to $1,446,584 and $2,060,146, respectively.

Properties held for rental –Properties include buildings held for rental and land use rights, which are being depreciated over the estimated useful lives of the related assets. Depreciation is

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2010 & 2009

computed on the straight-line basis over 20-26 years. As of June 30, 2010 and December 31, 2009, net property held for rental amounted to $49,044,553 and $49,802,284 respectively. Accumulated depreciation of rental properties amounted to $16,943,091 and $15,383,654 respectively as of June 30, 2010 and December 31, 2009.

Property and equipment – Property and equipment is being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over useful lives as follows:

Buildings	8-26 years
Leasehold improvements	20 years
Equipment	5 years
Automobile	5 years
Office furniture and fixtures	5 years

As of June 30, 2010 and December 31, 2009, Property, Plant & Equipment consist of the following:

	June 30, 2010	December 31, 2009

Building	$1,089,139	$1,454,158
Automobile	1,085,881	1,078,811
Office equipment & Furniture	502,454	442,466

	$2,677,474	2,975,435

Accumulated depreciation	(1,488,165)	(1,385,252)

Property and equipment, net	$1,189,309	$1,590,183

Depreciation expense for the three month periods ended June 30, 2010 and 2009 totaled $94,792 and $91,626 respectively.

Repairs and maintenance costs are normally charged to the statement of and comprehensive income in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized during the six month periods ended June 30, 2010 and 2009.

As of June 30, 2010 fixed assets and rental property totaling $27,839,904 have been pledged as collateral to various banks in respect of borrowings totaling $19,435,228.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2010 & 2009

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

As of June 30, 2010 and December 31, 2009, the Company had zero and zero construction-in-progress balance, respectively.

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
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2010 & 2009

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

Capitalization of Interest

In accordance with ASC 835, interest incurred during construction is capitalized to construction in progress. All other interest is expensed as incurred. During the six month periods ended June 30, 2010, the Company did not have any such interest to be capitalized.

Other income

Other income consists of land leveling income, parking income, cleaning income and etc, of which land leveling income was a one-time service performed at the request of our customers, and gain on settlement of debt. These revenues were recognized as the services were performed and the settled amount has been paid in accordance with the terms of the agreement.

Earnings Per Share - Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

As of June 30, 2010 and 2009, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share as the effect of options outstanding at that time was anti- dilutive.

Income taxes – The Company utilizes ASC 740 (Originally issued as SFAS No. 109, “Accounting for Income Taxes”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2010 & 2009

tax rates applicable to the periods in which the difference are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2010 & 2009

Subsequent Events – For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending June 30, 2010 pursuant to ASC 855(Originally issued as SFAS No. 165), subsequent events were evaluated by the Company as of August 15, 2010, the date on which the Form 10-Q, which included the unaudited consolidated financial statements at and for the six month periods ended June 30, 2010, was available to be issued.

Recent accounting pronouncements –

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

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2010 & 2009

3.	Real estate held for development or sale

Properties held for resale at June 30, 2010 and December 31, 2009 by project are as follows:

	June 30, 2010	December 31, 2009
Qiyun New Village	$361,179	$610,096
Peacock Garden	86,499	85,936
Chenglong Garden	493,498	861,345
President Building	220,158	218,724
Maryland Building	270,206	268,447
Others	15,044	15,598

Total	$1,446,584	$2,060,146

The Company introduced a “Five-year Trial Accommodation Program” (the “Program”) to attract potential buyers when initial sales at the project did not meet expectations. Under the Program, property buyers were required to pay a 10% refundable deposit based on the sale price of the property or $7,373 (RMB50,000) and another 20%, based on the sale price of the property which is non-refundable, over 5 years by monthly installments, totaling 30% throughout the trial period. The remaining 70% of the consideration shall be due and payable immediately after the trial period when the property buyers exercise their option whether or not to complete the purchase. If the buyer chooses not to buy the property, the 10% refundable deposit or $7,373 (RMB50,000) will be refunded to the buyers (less any unpaid rental due) and monthly installments received over the 5-year trial period will have been recognized as rental income in the year in which they arose.

As of June 30, 2010 and December 31, 2009, $220,766 and $532,833 respectively worth of properties held for sale in Qiyun New Village were occupied by individuals who agreed to buy the properties without having fully paid the purchase consideration. $28,790 and $87,894 were included in advance from buyers for this Program as of June 30, 2010 and December 31, 2009 respectively.

4.	Accrued expenses

Accrued expenses consisted of following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Payroll and welfare payable	$105,873	$97,898
Accrued expenses	8,420	65,249

Total	$114,293	$163,147

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2010 & 2009

5.	Tax payables

Tax payables consist of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Income tax payable	$6,179,514	$6,169,230
Business tax	626,623	633,292
Land VAT payable	2,212,655	2,199,205
Other levies	50,118	63,511

Total	$9,068,910	$9,065,238

6.	Payable to disposed subsidiary

The Company has a payable to a disposed subsidiary, Loyal Best Property Development Limited, amounting to $10,494,449 as of December 31, 2007.

Subsequently, the Company paid $9,725,112 to Loyal Best during 2008 and had a balance due as of June 30, 2010 and 2009 in the amount of $774,379 and $769,337 respectively.

7.	Short-term loans

Short-term loans as of June 30, 2010 and December 31, 2009 consist of the following:

Nature	Due on	Interest per Annum	June 30, 2010
Bank loan	10-13-2010	10.395%	13,536,828
Bank loan	6-12-2011	8.775%	5,898,400
Total			$19,435,228

Nature	Due on	Interest per Annum	December 31, 2009
Bank loan	10-13-2010	10.395%	13,448,700
Bank loan	6-12-2010	8.775%	5,860,000
Total			$19,308,700

The above loans are secured by fixed assets and land use rights the Company owns.

For the six month periods ended June 30, 2010 and 2009, the Company incurred interest and finance costs amounting to $976,447 and $969,422, respectively.

8.	Statutory Reserve

As stipulated by the Company Law of the People’s Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2010 & 2009

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

The Company accrued zero and zero statutory reserve during 2010 and 2009, respectively.

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

Risk-free interest rate	8.25%
Expected life of the options	2 year
Expected volatility	83.76%
Expected dividend yield	0%

No options to purchase the Company’s common stock were outstanding at June 30, 2010.

A summary of option activity as of June 30, 2010, and changes during the period then ended is presented below:

Shares
Outstanding on December 31, 2008	20,000
Granted	--
Exercised	--
Forfeited or expired	20,000
Outstanding on December 31, 2009	--
Granted	--
Exercised	--
Forfeited or expired	--

Outstanding on June 30, 2010	--
Exercisable on June 30, 2010	--

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2010 & 2009

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

The Company is registered in the State of Nevada and has operations in primarily three tax jurisdictions – the People’s Republic of China, Hong Kong and the United States. For operation in the US, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of June 30, 2010. Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from continuing operations on income consists of the following for the years ended June 30, 2010 and 2009:

	For Six Months Ended June 30,
	2010	2009

US current income tax expense (benefit)
Federal	$--	$--
State	--	--
HK current income tax expense	--	--
PRC current income tax expense (benefit)	$--	$258,729
Total provision for income tax	$--	$258,729

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	June 30, 2010	June 30, 2009
Tax expense (credit) at statutory rate - federal	35%	35%
State tax expense net of federal tax	0%	0%
Changes in valuation allowance	(35%)	(35%)
Foreign income tax – HK	16.5%	16.5%
Valuation allowance	(16.5%)	(16.5%)
Foreign income tax expense – PRC	25%	25%
Valuation allowance	(25%)	(25%)

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2010 & 2009

United States of America

As of June 30, 2010, the Company in the United States had approximately $607,742 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at June 30, 2010 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009

Net operation loss carry forward	$(607,742)	$(585,540)
Total deferred tax assets	212,710	204,939
Less: valuation allowance	(212,710)	(204,939)
Net deferred tax assets	--	--
Change in valuation allowance	$7,771	$(40,159)

Hong Kong

As of June 30, 2010, the Company in Hong Kong had approximately $142,266 in net operating loss carry forwards available to offset future taxable income. There is no time limit for the losses to carry forward. The deferred tax assets for the Hong Kong entities at June 30, 2010 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in Hong Kong as of June 30, 2010 and December 31,2009.

	June 30, 2010	December 31, 2009

Net operation loss carry forward	$(142,266)	$(139,387)
Total deferred tax assets	23,474	24,392
Less: valuation allowance	(23,474)	(24,392)
Net deferred tax assets	--	--
Change in valuation allowance	$(918)	$(2,644)

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

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2010 & 2009

As of June 30, 2010 and December 31, 2009, the Company’s PRC subsidiary had net operating loss carry forwards which can be carried forward 5 years to offset future taxable income. The deferred tax assets for Shenyang Maryland on June 30, 2010 consist mainly of net operating loss carry forwards and they were fully reserved as the management believes they are more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in PRC as of June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009

Net operation loss carry forward	$(5,979,675)	$(4,891,502)
Total deferred tax assets	1,494,919	1,222,875
Less: valuation allowance	(1,494,919)	(1,222,875)
Net deferred tax assets	--	--
Change in valuation allowance	$272,044	$(363,897)

Aggregate net deferred tax assets

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Aggregate
Total deferred tax assets	$1,731,103	$1,452,206
Less: valuation allowance	(1,731,103)	(1,452,206)
Net deferred tax assets	--	--
Change in valuation allowance	$278,897	$(406,700)
12.	Segment Information

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

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2010 & 2009

During the years ended June 30, 2010 and 2009, the Company is organized into two main business segments: (1) Property for sale, and (2) Rental income and Income of management fee of commercial buildings. The following table presents a summary of operating information and certain year-end balance sheet information as of June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009

Revenues from unaffiliated customers:
Selling of properties	$691,740	$480,376

Rental income & Management fee	3,073,742	2,884,590

Consolidated	$3,765,482	$3,364,966

Operating income (loss):
Selling of properties	$(4,904)	$(703,377)

Rental income & Management fee	355,178	214,533
Corporation (1)	(586,174)	(439,729)

Consolidated	$(235,899)	$(928,573)

Net income (loss) before taxes:

Selling of properties	$(981,351)	$(1,712,401)

Rental income & Management fee	355,178	214,448

Corporation (1)	(487,081)	2,040,440

Consolidated	$(1,113,253)	$542,487

Identifiable assets:
Selling of properties	$7,543	$6,455,594

Rental & Management fee	51,116,663	49,808,857
Corporation (1)	9,560,882	9,922,432

Consolidated	$60,685,088	$66,186,883

Depreciation and amortization:
Selling of properties	$83,251	$--
Rental & management fee	1,457,672	1,464,642

Corporation (1)	$11,541	$--

Consolidated	$1,552,465	$1,464,642

Capital expenditures:
Selling of properties	$--	$--

Rental & management fee	57,996	(21,389)
Corporation (1)	--	(24,829)

Consolidated	$57,996	$(46,219)

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

Great China International Holdings Inc., (“the Company”, “We”, “Our”) through its various subsidiaries, has been engaged in commercial and residential real estate leasing, management, consulting, investment, development and sales. We conduct all our operation in the People’s Republic of China through our direct and indirect wholly owned subsidiaries; Shenyang Maryland International Industry Company Limited and Silverstrand International Holdings Company Limited.

(3)	Results of Operations

Comparison of operations for six month periods ended June 30, 2010 with those for the same period ended June 30, 2009:

The Company incurred a net loss of $1,113,252 for the six-month period ended June 30, 2010 compared to a net income of $542,442 for the six-month period ended June 30, 2009, representing a 305% decrease at $1,655,694. Factors that contributed to this decrease are discussed below.

Sales revenues increased by $400,516 or 11.90% from $3,364,966 for the six-month period ended 2009 to $3,765,483 for the same period ended June 30, 2010. The real estate sales increased by $211,364 or 44.00% from $480,376 to $691,740, which is attributed to the Company’s enhanced marketing efforts in 2010. Nevertheless, ee expect that real estate sales revenues will diminish in future periods as our current inventory of units available for sale is sold and decreases, and since we do not have projects in development at the present time that would add to our inventory of units. Rental income increased by $190,836 or 9.74% for the six-month period ended June 30, 2010 compared with the same period ended June 30, 2009. The increase is attributable to marketing strategies implemented in 2010 to maintain and improve occupancy at prevailing rental rates.

Cost of properties sold amounted to $2,970,966 for the six-month period ended June 30, 2010 compared to $2,655,150 for the same period of 2009. The cost of properties sold increased by $315,816 or 11.89%.

Selling expenses decreased by $199,152 or 87.73% to $27,843 for the six-months ended June 30, 2010 from $226,995 for the same period of 2009. The main reason for this decrease was because of reduced advertising expense.

General and administrative expenses decreased by $411,989 or 31.22% to $907,780 for the six month period ended June 30, 2010 from $1,319,769 for the same period of 2009. During the first six months of 2010 the Company was not engaged in any significant project development activity compared to the development activity in the first six months of 2009, which resulted in a reduction of staff and allowed the Company to implement other cost-cutting measures.

Depreciation expense increased by $3,167 or 3.46% to $94,792 for the six-month period ended June 30, 2010 from $91,626 for the same period of 2009. The increase was due to new equipment purchased after the first half year of 2009 that is being depreciated in subsequent periods, including 2010.

The project that generated land leveling income in 2009 ended, so no similar income was generated in 2010. Consequently, $2,126,358 of land leveling income recognized in the first half of 2009 did not recur in the first half of 2010.

The other income decreased by $214,986 or 68.45% to $99,093 for the six-month period ended June 30, 2010 from $314,079 for the same period of 2009. The decrease was primarily the result of lower penalties charged to tenants and customers for their late payments.

Interest and finance costs remained stable in amount. These costs dropped to $976,447 for the six-month period ended June 30, 2010 from $969,422 for the same period of 2009, reflecting a decrease of $7,025 or 0.72%.

Cash Flow Discussion

Net cash used in operating activities for the six-month period ended June 30, 2010 amounted to $1,567,834, compared to net cash provided by operating activities of $1,788,516 for the same period in 2009. Less cash was generated from operations in the first six months of 2010 primarily because land leveling income recognized in the first half of 2009 did not recur in the first half of 2010.

Net cash used in investing activities for the six-month period ended June 30, 2010 was $56,722, compared to that provided by investing activities for the same period of 2009, which amounted to $46,203. This change was primarily the result of new equipment purchases in 2010 and the absence of cash flow from investment in construction and development activities.

(4)	Liquidity and Capital Resources

Current liabilities exceeded current assets by $26,180,334 as of June 30, 2010. The working capital deficit is mainly a result of short term loans of $19,435,228, which represents bank borrowings secured by certain of the Company’s real estate assets that have due dates in October 2010 and June 2011. It has become common practice in the PRC for banks and companies to renegotiate loan extensions on an annual basis. Lending banks customarily work out with borrowers loan extensions or restructurings annually within the administrative guidelines of the government. The Company has no reason to believe this practice will not continue so long as the banking customs in the PRC remain unchanged, there are no significant changes in governmental regulation of the practice, the security for the Company’s loans retains adequate value, and the Company acts responsibly in addressing reduction of interest and principal balances when it has liquidity. There is no assurance, however, that the practice of annual extensions will continue indefinitely, so management expects it will continue to seek opportunities to reduce its bank indebtedness in future periods.

(5)	Contractual Obligations

The following table was a summary of the Company’s contractual obligations as of June 30, 2010:

	Total	Less than one year	1-3 Years	Thereafter

Short-Term Debt	$19,435,228	$19,435,228	$--	$--

Long-Term Debt	--	--	--	--

Amounts due to related parties	--	--	--	--

Construction commitments	--	--	--	--
Total Contractual Cash Obligations	$19,435,228	$19,435,228	$--	$--

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

In connection with the preparation of this report, Great China International’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Great China International’s disclosure controls and procedures were effective as of the end of the fiscal quarter on June 30, 2010, to ensure that information that is required to be disclosed by Great China International in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within Great China International to disclose information that is otherwise required to be set forth in its periodic reports.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended June 30, 2010, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

31.1	31	The certification of chief executive officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	31	The certification of chief financial officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	32	The certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: August 14, 2010	By:	/s/ Jiang Peng
Jiang Peng, Chairman of the Board (Principal Executive Officer)

Date: August 14, 2010	By:	/s/ Sun Dongqing
Sun Dongqing, Chief Financial Officer (Principal Financial and Accounting Officer)