Form 10-Q
period 2010-09-30
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2010-11-15
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-3 of the Exchange Act). (check one)

Large Accelerated Filer  [   ]    Accelerated Filer  [   ]    Non-Accelerated Filer  [   ]    Smaller Reporting Company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity:  As of October 31, 2010, there were 11,759,966 shares of common stock outstanding.

FORM 10-Q
GREAT CHINA INTERNATIONAL HOLDINGS, INC.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(UNAUDITED)

	September 30, 2010	December 31, 2009

Current assets:
Cash and cash equivalents	$8,924,546	$9,933,271
Accounts receivable, net	410,287	117,487
Receivable on disposal of subsidiaries	-	-
Other receivable, net	214,918	217,085
Properties held for resale	1,235,178	2,060,146
Total current assets	10,784,929	12,327,988

Long term assets:
Property and equipment, net	1,166,993	1,590,183

Rental property, net	48,974,299	49,802,284
Deferred tax assets	-	-

Total long term assets	50,141,293	51,392,468

Total assets	$60,926,222	$63,720,456

Current liabilities:
Bank loans	$19,700,146	$19,308,700
Accounts payable	4,255,499	4,170,921
Accrued expenses	197,451	163,147
Other payable	1,949,179	1,863,809
Payable to disposed subsidiaries	784,934	769,337
Commission payable	-	1,784,105
Advances from customers	1,251,159	1,392,027
Taxes payable	9,103,615	9,065,238

Total liabilities	37,241,983	38,517,285

Stockholders' equity:
Common stock, $.001 par value 50,000,000 shares authorized,
11,759,966 issued and outstanding
as of September 30, 2010 and December 31, 2009	11,760	11,760
Additional paid in capital	4,566,156	4,566,156
Statutory reserve	638,128	638,128
Accumulated other comprehensive income	2,597,338	2,251,110
Retained earnings	15,870,857	17,736,017

Total stockholders' equity before advances offset
Advances to directors and affiliated companies
Total stockholders' equity	23,684,239	25,203,171

Total liabilities and stockholders' equity	$60,926,222	$63,720,456

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME/(LOSS)
FOR THE THREE MONTH PERIODS AND THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	Three month periods ended September 30,		Nine month periods ended Septwmber 30,
	2010	2009	2010	2009

Revenues
Real estate sales	$386,455	$645,319	$1,078,195	$1,125,695
Rental income	1,091,452	960,810	3,240,727	2,919,249
Management fee income	470,120	450,378	1,394,587	1,376,529
Total revenues	1,948,027	2,056,508	5,713,509	5,421,474

Cost of revenues	1,491,065	1,291,594	4,462,031	3,946,744

Gross profit	456,962	764,914	1,251,478	1,474,730

Operation expenses
Selling expenses	13,625	17,523	41,468	244,518
General and administrative expenses	915,128	668,279	1,822,907	1,988,048
Depreciation and amortization	51,829	47,149	146,622	138,775

Total operation expenses	980,582	732,952	2,010,997	2,371,341

Income (loss) from operations	(523,620)	31,962	(759,520)	(896,611)

Other income (expense)
Land leveling income	212,646	145	212,646	2,126,503
Other income	19,416	152,030	118,509	466,109
Interest and finance costs	(460,349)	(476,499)	(1,436,796)	(1,445,921)

Total other income (loss)	(228,287)	(324,323)	(1,105,641)	1,146,692

Income (loss) before income taxes	(751,907)	(292,361)	(1,865,161)	250,081

Provision for income taxes	-	(182,303)	-	76,426

Net income (loss)	(751,907)	(110,059)	(1,865,161)	173,655

Other comprehensive income (loss):
Foreign currency translation adjustment	382,618	10,087	346,228	(33,576)

Comprehensive income (loss)	$(369,290)	$(99,972)	$(1,518,933)	$140,078

Net income (loss) per share
Basic	$(0.03)	$(0.01)	$(0.13)	$0.01
Diluted	$(0.03)	$(0.01)	$(0.13)	$0.01

Weighted average number of shares outstanding
Basic	11,759,966	11,759,966	11,759,966	11,759,966
Diluted	11,759,966	11,759,966	11,759,966	11,759,966

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)
	For The Nine Month Periods Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net income (loss)	$(1,865,161)	$173,655
Adjustments to reconcile net income (loss) to operating activities -
net cash provided by (used in) operating activities
Depreciation and amortization	2,362,934	2,199,424
Provision for doubtful accounts	108,682	63,354
(Increase) decrease in current assets:
Accounts receivable and other receivable	(427,956)	419,896
Advances to suppliers	40,247	(146,918)
Properties held for resale	852,005	324,696
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	(1,700,668)	(234,518)
Advance from buyers	(166,215)	(127,946)
Income and other taxes payable	(42,279)	78,040

Net cash provided by (used in) operating activities from operations	(838,411)	2,749,683
Net cash provided by (used in) operating activities	(838,411)	2,749,683

Cash flows from investing activities:
Construction in progress	-	35,126
(Purchases) disposal of property & equipment	(68,691)	7,355

Net cash provided by/(used in) investing activities from continuing operations	(68,691)	42,482
Net cash provided by (used in) investing activities	(68,691)	42,482

Cash flows from financing activities:
Foreign currency translation effect	(101,624)	(30,122)

Net increase (decrease) in cash and cash equivalents	(1,008,725)	2,762,043

Cash and cash equivalents, beginning of period	9,933,271	8,214,381

Cash and cash equivalents, end of period	$8,924,546	$10,976,424

Supplemental disclosures of cash flow information:
Interest paid	$1,514,787	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

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

2.	Summary of significant accounting policies
Unaudited Interim Financial Information - The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2009. The results of the nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010.

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

Allowance for Doubtful Accounts - The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and other receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2010 and December 31, 2009, the Company reserved $3,433,665 and $5,407,347 respectively, for other receivable bad debt, and $365,404 and $312,009, respectively, for accounts receivable bad debt.

Real Estate Held for Development or Sale – The Company capitalizes as real estate held for development or sale, the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. In first quarter of 2010, the company moved one building that amounted to $379,654 (RMB 2,540,000) to properties held for rental. As of September 30, 2010 and December 31, 2009, real estate held for development or sale amounted to $1,235,178 and $2,060,146, respectively.

Properties held for rental – Properties include buildings held for rental and land use rights, which are being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over 20-26 years. As of September 30, 2010 and December 31, 2009, net property held for rental amounted to $48,974,299 and $49,802,284 respectively. Accumulated depreciation of rental properties amounted to $17,912,810 and $15,383,654 respectively as of September 30, 2010 and December 31, 2009.

Property and equipment – Property and equipment is being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over useful lives as follows:

Buildings	8-26 years
Equipment	5 years
Automobile	5 years
Office furniture and fixtures	5 years

As of September 30, 2010 and December 31, 2009, Property, Plant & Equipment consist of the following:

	September 30, 2010	December 31, 2009
Building	$1,103,985	$1,454,158
Automobile	1,100,682	1,078,811
Office equipment & Furniture	506,550	442,466

	$2,711,217	2,975,435

Accumulated depreciation	(1,544,224)	(1,385,252)

Property and equipment, net	$1,166,993	$1,590,183

Depreciation expense for the nine month periods ended September 30, 2010 and 2009 totaled $146,622 and $138,775 respectively.

Repairs and maintenance costs are normally charged to the statement of and comprehensive income in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized during the nine month periods ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, fixed assets and rental property totaling $28,219,384 have been pledged as securities to various banks in respect of borrowings totaling $19,700,146.

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

Other income

Other income consists of land leveling income, parking lot income, cleaning income and etc, of which land leveling income was a one-time service performed at the request of our customers, and gain on settlement of debt. These revenues were recognized as the services were performed and the settled amount has been paid in accordance with the terms of the agreement.

Earnings Per Share – Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

As of September 30, 2010 and 2009, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share as the effect of options outstanding at that time was anti- dilutive.

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

Statement of cash flows - In accordance with ASC 230 (Originally issued as SFAS No. 95), "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Subsequent Events - For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending September 30, 2010 pursuant to ASC 855(Originally issued as SFAS No. 165), subsequent events were evaluated by the Company as of October 30, 2010, the date on which the Form 10-Q, which included the unaudited consolidated financial statements for the nine month periods ended September 30, 2010, was available to be issued.

Recent accounting pronouncements –

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of dis-aggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In March 2010, the Financial Accounting Standards Board (“FASB”) issued guidance related to revenue recognition for multiple element deliverables which eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the consideration that is attributable to items that already have been delivered. Under the new guidance, the relative selling price method is required to be used in allocating consideration between deliverables and the residual value method will no longer be permitted. This guidance is effective prospectively for revenue arrangements entered into or materially modified in 2011 although early adoption is permitted. A company may elect, but will not be required, to adopt the amendments retrospectively for all prior periods. The Company is currently evaluating this guidance and has not yet determined the impact, if any, that it will have on the consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU No. 2010-20 amends the guidance with ASC Topic 310, “Receivables” to facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) the changes and reasons for those changes in the allowance for credit losses. The amendments in ASU No. 2010-20 also require an entity to provide additional disclosures such as a rollforward schedule of the allowance for credit losses on a portfolio segment basis, credit quality indicators of financing receivables and the aging of past due financing receivables. The Company is required to adopt ASU No. 2010-20 as of December 15, 2010 and is currently evaluating the impact the new disclosure requirements will have on its financials statements and notes.

Reclassifications – Certain amounts in the 2009 financial statements may have been reclassified to conform to the 2010 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

3.	Real estate held for development or sale

Real estate held for development or sale at September 30, 2010 and December 31, 2009 by project are as follows:

	September 30, 2010	December 31, 2009
Qiyun New Village	$222,034	$610,096
Peacock Garden		85,936
Chenglong Garden	500,224	861,345
President Building	223,159	218,724
Maryland Building	273,889	268,447
Others	15,872	15,598

Total	$1,235,178	$2,060,146

The Company introduced a “Five-year Trial Accommodation Program” (the “Program”) to attract potential buyers when initial sales at the project did not meet expectations. Under the Program, property buyers were required to pay a 10% refundable deposit based on the sale price of the property or $7,474 (RMB50,000) and another 20%, based on the sale price of the property which is non-refundable, over 5 years by monthly installments, totaling 30% throughout the trial period. The remaining 70% of the consideration shall be due and payable immediately after the trial period when the property buyers exercise their option whether or not to complete the purchase. If the buyer chooses not to buy the property, the 10% refundable deposit or $7,373 (RMB50,000) will be refunded to the buyers (less any unpaid rental due) and monthly installments received over the 5-year trial period will have been recognized as rental income in the year in which they arose.

As of September 30, 2010 and December 31, 2009, $79,704 and $532,833 respectively worth of properties held for sale in Qiyun New Village were occupied by individuals who agreed to buy the properties without having fully paid the purchase consideration. $29,182 and $87,894 were included in advance from buyers for these properties as of September 30, 2010 and December 31, 2009, respectively.

4.	Accrued expenses

Accrued expenses consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Payroll and welfare payable	$107,139	$97,898
Accrued expenses	90,312	65,249

Total	$197,451	$163,147

5.	Tax payables

Tax payables consist of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Income tax payable	$6,194,919	$6,169,230
Business tax	605,364	633,292
Land VAT payable	2,242,815	2,199,205
Other levies	60,517	63,511

Total	$9,103,615	$9,065,238

6.	Payable to disposed subsidiary

The Company has a payable to a disposed subsidiary, Loyal Best Property Development Limited, amounting to $10,494,449 as of December 31, 2007.

Subsequently, the Company paid $9,725,112 to Loyal Best during 2008 and had a balance due as of September 30, 2010 and 2009 in the amount of $784,934 and $769,337 respectively.

7.	Short-term loans

Short-term loans as of September 30, 2010 and December 31, 2009 consist of the following:

Nature	Due on	Interest per Annum	September 30, 2010
Bank loan	10-13-2010	10.395%	13,721,346
Bank loan	6-12-2011	8.775%	5,978,800
Total			$19,700,146

Nature	Due on	Interest per Annum	December 31, 2009
Bank loan	10-13-2010	10.395%	13,448,700
Bank loan	6-12-2011	8.775%	5,860,000
Total			$19,308,700

The above loans are secured by rental properties the Company owns.

For the nine month periods ended September 30, 2010 and 2009, the Company incurred interest and finance costs amounting to $1,436,796 and $1,445,921, respectively.

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

Risk-free interest rate	8.25%
Expected life of the options	2 year
Expected volatility	83.76%
Expected dividend yield	0%

No options to purchase the Company’s common stock were outstanding at September 30, 2010.

A summary of option activity as of September 30, 2010, and changes during the period then ended is presented below:

Shares
Outstanding on December 31, 2008	20,000

Granted	-
Exercised	-
Forfeited or expired	20,000

Outstanding on December 31, 2009	-

Granted	-
Exercised	-
Forfeited or expired	-

Outstanding on September 30, 2010	--
Exercisable on September 30, 2010	--

10.	Disposal of subsidiaries and discontinuance of subsidiaries

Shenyang Xinchao Property Company Limited (“Xinchao”) and Shenyang Yindu Property Company Limited (“Yindu”) were registered in August 2005 in Shenyang, Liaoning Province, in the PRC             . Xinchao and Yindu were formed and capitalized as indirect subsidiaries of the Company to acquire and develop a certain tract of property located in the Heping District of Shenyang with an area of almost 500,000 square meters known as the Xita Project. Following transfer of the land use rights to the tract, the local government decided to pursue an alternative development plan for the area and negotiated for reacquisition of the land use rights from Xinchao and Yindu. Heping District refunded the purchase price for the land use rights paid by Xinchao and reimbursed the development costs incurred by Xinchao. The Company decided to discontinue Xinchao and Yindu in October 2008. As of December 15, 2008, the operations of Xinchao and Yindu were discontinued. In 2009, 70% of the assets and liabilities were transferred to Shenyang Maryland International and the other 30% of the assets and the liabilities were transferred to Silverstrand.

11.	Income Tax

The Company is registered in the State of Nevada and has operations in primarily three tax jurisdictions – the People’s Republic of China, Hong Kong and the United States. For operation in the US, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of September 30, 2010. Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from continuing operations on income consists of the following for the years ended September 30, 2010 and 2009:

	For Nine Months Ended September 30
	2010	2009
US current income tax expense (benefit)
Federal	$-	$-
State	-	-
HK current income tax expense	-	-
PRC current income tax expense (benefit)	-	76,426
Total provision for income tax	$-	$76,426

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	September 30, 2010	September 30, 2009
Tax expense (credit) at statutory rate - federal	35%	35%
State tax expense net of federal tax	0%	0%
Changes in valuation allowance	(35%)	(35%)
Foreign income tax - HK	16.5%	16.5%
Valuation allowance	(16.5%)	(16.5%)
Foreign income tax expense - PRC	25%	25%
Tax expense at actual tax rate	0%	25%

United States of America

As of September 30, 2010, the Company in the United States had approximately $625,991 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at September 30, 2010 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009
Net operation loss carry forward	$625,991	$585,540
Total deferred tax assets	219,097	204,939
Less: valuation allowance	219,097	204,939
Net deferred tax assets	-	-
Change in valuation allowance	$14,158	$(40,159)

Hong Kong

As of September 30, 2010, the Company in Hong Kong had approximately $143,066 in net operating loss carry forwards available to offset future taxable income. There is no time limit for the losses to carry forward. The deferred tax assets for the Hong Kong entities at September 30, 2010 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in Hong Kong as of September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009
Net operation loss carry forward	$143,066	$139,387
Total deferred tax assets	25,036	24,392
Less: valuation allowance	25,036	24,392
Net deferred tax assets	-	-
Change in valuation allowance	$644	$(40,159)

People’s Republic of China (PRC)

Pursuant to the PRC Income Tax Laws, the Company’s subsidiary is generally subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 25% since January 1, 2008. The Company’s applicable EIT rate under new EIT law is 25% which was approved by local Tax department.

As of September 30, 2010 and December 31, 2009, the Company’s PRC subsidiary had net operating loss carry forwards which can be carried forward 5 years to offset future taxable income. The deferred tax assets for Shenyang Maryland on September 30, 2010 consist mainly of net operating loss carry forwards and they were fully reserved as the management believes they are more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in PRC as of September 30, 2010 and December 31, 2009, respectively.

	September 30, 2010	December 31, 2009
Net operation loss carry forward	$6,712,533	$4,891,502
Total deferred tax assets	1,678,132	1,222,875
Less: valuation allowance	1,678,132	1,222,875
Net deferred tax assets	-	-
Change in valuation allowance	$455,257	$(363,897)

Aggregate net deferred tax assets

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of September 30, 2010 and December 31, 2009, respectively.
	September 30, 2010	December 31, 2009
Aggregate
Total deferred tax assets	$1,922,265	$1,452,206
Less: valuation allowance	1,922,265	1,452,206
Net deferred tax assets	$-	$-
Change in valuation allowance	$470,059	$(406,700)

12.	Segment Information

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

During the years ended September 30, 2010 and 2009, the Company is organized into two main business segments: (1) Property for sale, and (2) Rental income and Income of management fee of commercial buildings. The following table presents a summary of operating information and certain year-end balance sheet information as of September 30, 2010 and 2009, respectively.

	September 30, 2010	September 30, 2009
Revenues from unaffiliated customers:
Selling of properties	$1,078,195	$1,125,695
Rental income & Management fee	4,635,314	4,295,778
Consolidated	$5,713,509	$5,421,474
Operating income (loss):
Selling of properties	$96,438	$(591,398)
Rental income & Management fee	480,239	229,332
Corporation (1)	(1,336,196)	(534,545)
Consolidated	$(759,520)	$(896,611)
Net income (loss) before taxes:
Selling of properties	$(1,340,358)	$(2,080,393)
Rental income & Management fee	480,239	229,347
Corporation (1)	(1,005,041)	2,101,127
Consolidated	$(1,865,161)	$250,081
Identifiable assets:
Selling of properties	$157	$6,752,898
Rental & management fee	51,148,449	49,310,510
Corporation (1)	9,777,616	10,180,249
Consolidated	$60,926,222	$66,243,657
Depreciation and amortization:
Selling of properties	$129,061	$-
Rental & management fee	2,216,312	2,199,424
Corporation (1)	17,561	-
Consolidated	$2,362,934	$2,199,424
Capital expenditures:
Selling of properties	$-	$-
Rental & management fee	57,996	21,401
Corporation (1)		(4,175)
Consolidated	$57,996	$17,226

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

Great China International Holdings Inc. (“the Company”, “We”, “Our”), through its various subsidiaries, has been engaged in commercial and residential real estate leasing, management, consulting, investment, development and sales.  We conduct all our operation in the People’s Republic of China through our direct and indirect wholly owned subsidiaries; Shenyang Maryland International Industry Company Limited and Silverstrand International Holdings Company Limited.

(3)	Results of Operations

Comparison of operations for the nine month period ended September 30, 2010 with those for the same period of 2009:

The Company incurred net loss of $ 1,865,161 for the nine-month period ended September 30, 2010 compared to a net income $173,655 for the same period of 2009, representing a decrease of $2,038,815 or 1174.06%. Factors that contributed to this decrease are discussed below.

Sales revenues increased by $292,035 or 5.39% to $5,713,509 for the nine-month period ended September 30, 2010 compared to $5,421,474 for the same period of 2009.  Real estate income had a small decrease of $47,500 or 4.22% from $1,125,695 to $1,078,195. We expect that real estate sales revenues will diminish in future periods as our current inventory of units available for sale is sold and decreases, and since we do not have projects in development at the present time that would add to our inventory of units.  The rental income increased by $321,478 or 11.01% for the nine-month period ended September 30, 2010 compared with the same period of 2009. The increase is attributable to marketing strategies implemented in 2010 to maintain and improve occupancy at prevailing rental rates.  The management business kept a stable income from management fees for the nine month period ended September 30, of 2010 compared to the period of 2009.  The increase from the same period of the prior year was$18,058 or 1.31%.

Cost of properties sold increased by $515,287 or 13.06% to $4,462,031 for the nine-month period ended September 30, 2010 compared to $3,946,744 for the same period of 2009.

Selling expenses decreased by $203,050 or 83.04% to $41,468 for the nine months ended September 30, 2010 compared to $244,518 for corresponding period of 2009. The main reason for this decrease was because of a reduction of compensation paid to salespersons in the first nine months of 2010 compared to 2009.

General and administrative expenses decreased by $165,141or 8.31% to $1,822,907 during the nine-month period ended September 30, of 2010 compared to $1,988,048 for the same period of 2009. The main factor was that the Company was not engaged in any significant project development activities compared to some significant activity in 2009. It resulted in a reduction of staff and allowed the Company to implement other cost-cutting measures.

Depreciation expense increased by $7,847 or 5.65% to $146,622 for the nine month period ended September 30, of 2010 compared to $138,775 for the same period of 2009. The Company bought some new office equipments after the third quarter of 2009 including 2010, which are being depreciated since then.

Land leveling income decreased by $1,913,857 or 90% during the nine month period ended September 30, 2010 compared to the same period of 2009. There was less projects of land leveling  for the nine month period ended September 30, of 2010 than for the same period of 2009.

The other income decreased by $347,600 or 74.57% to $118,509 for the nine-month period ended September 30, 2010, compared to $466,109 for the nine-month period ended September 30, 2009, which is primarily the result of lower penalties charged to tenants and purchasers for their late payments.

Interest and finance costs remained essentially unchanged period over period with a small decrease of $9,125 or 0.63% for the nine months ended September 30, 2010 compared to the same period of 2009.

Cash Flow Discussion

Net cash flows provided by operating activities for the nine month periods ended September 30, 2010 and 2009 were $(838,411) and $2,749,683 respectively, representing a decrease of $3,588,094 or 130%. Factors that contributed to this decrease are discussed below.

Less cash was generated from operations in the first quarter of 2010 primarily because land leveling income recognized in the first half of 2009 did not recur in the first nine months of 2010.

The Company paid a commission payable in the amount of $1,784,105, which was accrued two years previously.

Third, accounts receivable increased by $292,800, or 249% (292,800/117,487=2.49) to $410,287, at September 30, 2010, compared to account receivable of $117,487 at December 31, 2009.

Net cash flows used in investing activities during the nine-month period ended September 30, 2010 was $68,691,while the net cash flow provided by the investing activities for the same period of 2009 was $42,482. This decrease of $111,173 was primarily the result of both new equipment purchases during the first nine months of 2010 and the absence of cash flow from investment in construction and development activities.

(4)	Liquidity and Capital Resources

Current liabilities exceeded current assets by $26,457,054 as of September 30, 2010. The working capital deficit was mainly a result of Short Term Loans of $19,700,146, which account for approximately 74% of excess laibilities. It represents bank borrowings secured by certain of the Company’s real estate assets that have due dates in October, 2010 and June, 2011. It has become common practice in the PRC for banks and companies to renegotiate loan extensions on an annual basis.  Lending banks customarily work out with borrowers loan extensions or restructurings annually within the administrative guidelines of the government.  The Company has no reason to believe this practice will not continue so long as the banking customs in the PRC remain unchanged, there are no significant changes in governmental regulation of the practice, the security for the Company’s loans retains adequate value, and the Company acts responsibly in addressing reduction of interest and principal balances when it has liquidity.  There is no assurance, however, that the practice of annual extensions will continue indefinitely, so management expects it will continue to seek opportunities to reduce its bank indebtedness in future periods.

(5)	Contractual Obligations

The following table was a summary of the Company’s contractual obligations as of September  30, 2010:

	Total	Less than one year	1-3 Years	Thereafter
Short-Term Debt	$19,700,146	$19, 700,146	$-	$-
Long-Term Debt			-	-
Amounts due to related parties	-	-	-	-
Construction commitments	-	-	-	-
Total Contractual Cash Obligations	$19,700,146	$19, 700,146	$-	$-

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

In connection with the preparation of this report, Great China International’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Great China International’s disclosure controls and procedures were effective as of the end of the fiscal quarter on September 30, 2010, to ensure that information that is required to be disclosed by Great China International in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within Great China International to disclose information that is otherwise required to be set forth in its periodic reports.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended September 30, 2010, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document
31.1	31	The certification of chief executive officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	31	The certification of chief financial officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	32	The certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: November 15, 2010	By	/s/ Jiang Peng
Jiang Peng, Chairman of the Board
(Principal Executive Officer)

Date: November 15, 2010	By	/s/ Sun Dongqing
Sun Dongqing, Chief Financial Officer
(Principal Financial and Accounting Officer)