Form 10-K
period 2010-12-31
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2011-04-15
CIK 828878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010, or

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

Registrant’s Telephone Number: 0086-24-22813888

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

The aggregate market value of voting stock held by non-affiliates on June 30, 2010, based on the average bid and asked prices on that day was $1,051,988.  As of March 31, 2011, the Registrant had outstanding 11,759,966 shares of common stock, par value $0.001.

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

PART I

ITEM 1.  BUSINESS

General

Great China International Holdings, Inc. (the “Company,” “we,” or “Great China Holdings”), through its various indirect subsidiaries, has been engaged for more than 20 years in commercial and residential real estate investment, development, sales and/or management in the city of Shenyang, Liaoning Province, in the People’s Republic of China (“PRC”).  We conduct all our operation in the People’s Republic of China through our direct and indirect wholly owned subsidiaries; Shenyang Maryland International Industry Company Limited and Silverstrand International Holdings Company Limited.

The Company is currently focused primarily on real estate leasing, management, and consulting activities in the city of Shenyang.  There are no development projects underway at this time and no development projects were implemented during 2010.  As a result of these circumstances, the Company focused on leasing, property management and consulting work.  For the year ended December 31, 2010, revenue from rental income and management fees constituted 82.48% of total revenue from operations, and sales of properties constituted 17.52% of total revenue. For the year ended December 31, 2009, revenue from rental income and management fees constituted 71.85% of total revenue from operations, and sales of properties constituted 28.15% of total revenue.

Leasing and Management Services

Our leasing and management services were conducted in 2010 primarily with respect to real estate projects we developed in prior years.  The following is a description of those projects.

Lease and Management Services

●
President Building comprises three blocks of commercial buildings, including two commercial towers, situated in Shenyang City, Heping North Street, which is the financial district of Shenyang.  While the original intention was to sell the office space, management subsequently decided to retain the majority of the property for leasing purposes.  The buildings maintain a high occupancy rate with tenants that are primarily international companies, 19 of which are Fortune 500 companies.  Great China Holdings’ head office is situated on the 25th and 26th Floors of President Building.

When the President Building was built, it was one of the few commercial buildings in Shenyang that was positioned as premium commercial building.  Over the years, a number of commercial buildings were built to fulfill an increasing demand.  The President Building maintains its competitiveness mainly with its strong location at the financial center of Shenyang.  Tenant satisfaction is closely monitored and maintained through surveys and regular networking meetings.  Though minor renovations are ongoing in the Building, we anticipate no major renovations in the near future.  The aggregate occupancy rate for the two towers at the end of 2009 and 2010 was 98.3% and 98.5%, respectively, ranked among the highest in Shenyang.  The tenants as a whole are engaged in a variety of businesses, including real estate, foreign trade, investment, insurance, e-commerce, media, advertisement, and heath care.

Prior development Projects

●
Chenglong Garden, situated in Shenyang Huang Gu District, comprises 12 blocks of modern apartments consisting of 865 residential apartments, a number of retail shops and ancillary facilities including basement car parking facilities and parks.  As of December 31, 2010, all 865 residential units had been sold, and approximately 3,198 square meters of commercial space has been leased.

●	Qiyun New Village is situated along the Nanyun Riverside and consists of 347 residential units, all of which were sold as of December 31, 2010.

●
Peacock Garden is situated in Shenyang City, Heping North Street, is in the commercial district of Shenyang, and is comprised of 197 low-density residential apartments, all of which had been sold as of December 31, 2010.

●	The Maryland Building consists of 12,858 square meters, of which 11,310 have been sold and the remaining 1,548 square meters are held for leasing purposes.

City of Shenyang

Shenyang is a city of approximately 7.86 million people in Liaoning Province, located in northeastern China (Manchuria), approximately 435 miles northwest of Beijing. The largest city in northeast China, Shenyang is the economic, cultural, transportation and trade center of the region, there being eight industrial cities within a 150-kilometer radius of Shenyang. Shenyang’s Taoxian International Airport is the largest airport in northeast China, and the city also has developed railway and expressway networks.  Shenyang is comprised of the following districts: (i) Heping District, better known as “Downtown”; (ii) Shen He District, just east of Downtown; (iii) Huang Gu District, situated directly north of Downtown; (iv) Da Dong District, located northeast of Downtown; (v) Tie Xi District; (vi) Yu Hong District; (vii) Dong Ling District; (viii) Su Jia Tun District; (ix) Hun Nan New District; and (x)  Shen Bei New District.

Shenyang is rich in industrial resources. Manufactures include heavy machinery, tractors, motor vehicles, cables, machine tools (Shenyang has one of the largest machine-tool plants in China), transformers, textiles, chemicals, paper products, medicines, and cement. Copper, zinc, and lead are also smelted in the city. Shenyang is also the seat of Liaoning University, Northeastern University, China Medical University, Shenyang Conservatory of Music, and numerous other specialized institutes. In 2010, the GDP in Shenyang increased by 14%, which is 3.7% higher than the national GDP.

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

In 2010, consumer spending in Shenyang reached RMB 206.25 billion, an increase of 18.3% over the prior year.  We believe this indicates Shenyang is a growing urban area with a consumer base that can sustain robust residential and commercial real estate development, sales, leasing and management.  Though the current global economic slowdown has had an impact on China and Shenyang, we believe Shenyang will continue to develop at a pace faster than that of the national average.

Employees

The Company currently has 152 employees, 25 of whom are engaged in administration activities, and 127 of whom are engaged in property management activities.

Further Information and Reports

We are required to file with the Securities and Exchange Commission annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports of certain events on Form 8-K, and proxy and information statements disseminated to stockholders in connection with meetings of stockholders and other stockholder actions.  Copies of these and any other materials we file with the Commission may be inspected without charge at the public reference facilities maintained by the Commission in Room 1580 – 100 F Street, N.E., Washington, D.C. 20549.  Copies of all or any part of our filings may be obtained from the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549, upon payment of the prescribed fees.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The Company’s filings with the Commission are also available through its web site at http://www.sec.gov.

ITEM 1A.  RISK FACTORS

Disclosure under this item is not required of a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

General

As of December 31, 2010, the Company, through Shenyang Maryland, had five real estate projects located in the city of Shenyang in which it was either selling and/or leasing units or space.

●
President Building comprises three blocks of commercial buildings, including two commercial towers, situated in Shenyang City, Heping North Street, which is the financial district of Shenyang.  While the original intention was to sell a majority of the office buildings, management subsequently decided to retain most of the properties for leasing purposes.  The buildings maintain a high occupancy rate with tenants that are primarily international companies, 19 of which are Fortune 500 companies.  Great China Holdings’ head office is situated on the 25th and 26th Floors of President Building.

●
Chenglong Garden, situated in Shenyang Huang Gu District, comprises 12 blocks of modern apartments consisting of 865 residential apartments, a number of retail shops and ancillary facilities including basement car parking facilities and parks.  As of December 31, 2010, all 865 residential units had been sold, and approximately 3,198 square meters of commercial space has been leased.

●	Qiyun New Village is situated along the Nanyun Riverside and consists of 347 residential units, all of which were sold as of December 31, 2010.

●
Peacock Garden is situated in Shenyang City, Heping North Street, is in the commercial district of Shenyang, and is comprised of 197 low-density residential apartments, all of which had been sold as of December 31, 2010.

●	The Maryland Building consists of 12,858 square meters, of which 11,310 have been sold and the remaining 1,548 square meters are held for leasing purposes.

	President Building	Peacock Garden	Chenglong Garden	Maryland Building	Qiyun New Village

Construction date	June 1999	April 1999	June 2000	June 1997	April 1996
Construction completion date	Dec 2002	Nov 2000	Oct 2002	Nov 1998	Nov 1997
Permission for pre-sale/sales	Feb 2001	April 1999	June 2001	Dec 1997	July 1997
Date of first sales	May 1999	May 1999	Sept 2001	Nov 1997	May 1997

The following table set forth information about the Company’s various projects:

Sales Revenue Mix
	2010		2009
	%	$	%	$
Properties sales:
Qiyun New Village	5.3	404,742	7.1	614,120
Peacock Garden	2.7	206,151	0.9	81,331
Chenglong Garden Phases I & II	9.5	722,790	20.2	1,746,308

	17.5	1,333,683	28.2	2,441,759

Rental income	57.8	4,401,303	50.7	4,404,149

Building management income:
President Building Management Center	24.7	1,876,208	21.1	1,828,776

	100.0	7,611,194	100.0	8,674,684

The President Building

The Company’s President Building, which was completed in 2002, consists of three blocks of commercial towers, each built according to international construction standards, situated in Shenyang City, Heping North Street in the financial district of Shenyang. The project occupies an area of 8,126 square meters on a total construction area of 77,000 square meters, and represents an investment by the Company of RMB 582 million (approximately US$88.2 million). While the Company’s original intention was to sell a majority of the office buildings, management subsequently decided to retain most of the properties for leasing purposes.  The buildings maintain a high occupancy rate with tenants who are mostly international companies, 19 of which are Fortune 500 companies. The Company’s head office is situated on the 25th and 26th Floors of President Building.

In June 2007, Shenyang Maryland closed funding under a loan agreement with Shenyang City Commercial Bank (Holdings) Co., Ltd. (Zhongshan Branch) (the “Bank”) whereby the Bank agreed to loan RMB 40,000,000, or approximately US$6,060,606, to Shenyang Maryland for use in connection with renovation of the President Building, repurchase of assets from the Industrial and Commercial Bank of China and other purposes.  The principal amount of the loan bore interest at 8.775% before September 15, 2007 and 9.711% thereafter, with the rate reconfirmed on June 12, 2009 at 8.775% and 8.775% on  June 12, 2010. The principal amount of the loan, none of which has been repaid, along with any accrued interest, was due on June 12, 2010, but was extended by the Bank to June 12, 2011. In addition to this loan, the Company also owes approximately US$13,909,091, to the bank, as a result of financing transactions that occurred prior to 2007. This additional loan was due October 13, 2010, which was extended to October 13, 2011. The principal amount of the loan bore interest at 10.395% in 2008 and is still currently at 10.395%. The loan agreement provides that Shenyang Maryland must notify the Bank of certain material changes in its business that may occur during the term of the loan agreement, provides for penalties in the event of various events of default, and also provides that the amount of the Loan is secured by a pledge of property owned by Shenyang Maryland, including part of the President Building, as security for payment of the loan.

The total area of the President Building owned by the Company is 61,448.74 square meters, and the mortgaged area is 33,423.95 square meters. The realty tax for the President Building is 12% of the total rental income, and the total realty tax for the year 2010 was RMB 3,557,974 (approximately US$539,084). The mortgage details for the President Building are as follows:

Lender(bank)	Amount of loan (RMB: 000’s)	Guaranty (President Building)	Mortgaged Area
Commercial Bank of China Zhongshan Branch	131,800	Block A, 1st-2rd floor (axle 1-7)	2930.63
		Block A, 8th-9th floor	2195.72
		Block A, 11th –14th floor	4380.76
		Block A, 17th-26th floor	10925.20
		Block A, 3rd-4th floor, (axle 7-11)	5309.63
		Block C, 13th – 19th Floor	7682.01

Total mortgaged area			33,423.95

Chenglong Garden

Chenglong Garden, situated in Shenyang Huanggu District, comprises 12 blocks of modern apartments consisting of 865 residential apartments, a number of retail shops and ancillary facilities including basement car parking facilities and parks. The project is situated near Beiling Park, schools and Hymall and Megamart.  All the residential apartments have been sold as of December 31, 2010

Qiyun New Village

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

 All properties in Qiyun New Village have been sold as of December 31, 2010, except for 157.4 square meters of parking space still held.

The Maryland Building

The Maryland Building is 12,858 square meters in size of which 11,310 square meters have been sold and other remaining 1,548 square meters are held for leasing purposes.

ITEM 3.  LEGAL PROCEEDINGS

We are the subject of certain legal matters that we consider incidental to our business activities.  It is the opinion of management that the ultimate disposition of these matters will not have a material impact on our financial position, liquidity or results of operations.

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

Calendar Quarter Ended	High Bid ($)	Low Bid ($)
March 31, 2009	0.40	0.25
June 30, 2009	0.75	0.35
September 30, 2009	0.75	0.41
December 31, 2009	0.35	0.35

March 31, 2010	0.5	0.5
June 30, 2010	0.45	0.45
September 30, 2010	0.25	0.25
December 31, 2010	0.25	0.25

Dividends

We did not make any distributions to shareholders in 2010 or 2009.  Our present intention is to retain any earnings for use in our business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Security Holders

At March 31, 2011, there were approximately 157 holders of record of our common stock.

Equity Compensation Plans

As of December 31, 2010, there were no equity securities authorized for issuance under any of our compensation plans.

Repurchases of common stock

There were no repurchases of equity securities by Great China Holdings in the fourth quarter of 2010.

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

Results of Operations

Comparison of operations for the years ended December 31, 2010 and 2009:

The Company incurred net loss of $(3,174,633) for year of 2010 compared to a net loss of $(2,091,999) for year of 2009, representing a decrease of $1,082,634 or 51.75%. Components which resulting in this decrease were discussed below.

Sales revenues decreased by $1,063,490 or 12.26% to $7,611,194 for year of 2010 compared to $8,674,684 for the same period of 2009. In 2010, the Company sold out the last a few real estate properties. The real estate sales decreased by $1,108,076 or 45.38% from $2,441,759 in 2009 to $1,333,683 in 2010. This decrease is a result of a reduction in the number of properties we have available for sale as our existing inventory is sold. We expect that revenue from sale of real estate will diminish in future periods as our current inventory of units available for sale is sold and decreases, and since we do not have projects in development at the present time that would add to our inventory of properties available for sale. Revenue from rental properties remained unchanged year over year, and was $4,401,303 in 2010 compared to $4,404,149 in 2009. The Company generated management fee revenue at $1,876,208 in 2010, a slight increase of $47,432 or 2.59% from $1,828,776 in 2009.

Cost of revenue decreased $293,003 or 4.67% from $6,272,616 in 2009 to $5,979,613 in 2010. The Company recorded the cost of $933,988 matching the real estate sales in 2010. Such cost was $1,514,550 in 2009. The decrease totaled $580,561, or 38.33%, from 2009. The rental cost increased $65,113 or 1.75% from 2009 to 2010. Management fee cost increased $222,445 or 21.28% from 2009 to 2010.

Selling expenses decreased $217,087 or 82.93% to $44,691 in 2010 compared to $261,778 in 2009, accompanying reduced compensation to salespersons and reduced sales.

General and administrative expenses decreased $1,939,129 or 45.5% to $2,322,718 for year of 2010 compared to $4,261,847 of 2009. The Company was engaged less real estate development activities in 2010, which allowed the Company to implement cost-cutting measures.

Depreciation expense increased $19,779 or 10.99% to $199,679 for year of 2010 compared to $179,900 for 2009.The Company bought some new office equipments after the third quarter of 2009 including 2010 that are being depreciated since then.

Land leveling income decreased $1,990,350 or 90.64% to $205,650 for year of 2010 compared to $2,196,000 for 2009. There was less land leveling business in 2010.

 The Company disposed the last a few real estate properties amounting over $574,308 in 2010 at the discretion of the board. There was no such disposal in 2009.

The annual interest and finance costs remained stable , $2,062,188 for 2010 and $2,079,954 for 2009..

Cash Flow Discussion

Net cash flows used in and provided by operating activities for the years of 2010 and 2009 were $(299,799) and $2,066,478, respectively. The main factors resulted in the decrease were discussed below:

First, less cash was generated from operations in the year of 2010 primarily because that income generated from land leveling and real estate sales and property rental decreased in 2010.

Second, the company made a payment for the commission payable aging over two years.

Net cash used in investing activities was $(70,747) in 2010, compared to $(330,110) in 2009. The net cash used decreased $259,363 or 78.57% from 2009 to 2010. This change was primarily the result of both less equipments purchases and the absence of cash flow from investment in construction and development activities in 2010.

There were no cash flows from financing activities in 2009 and 2010.

Liquidity and Capital Resources

Current liabilities exceeded current assets by $27,827,957 as of December 31, 2010. The working capital deficit was mainly a result of Short Term Loans of $19,969,697, which took up about 71.76% of the deficit. They were bank loans, due in June and October 2011 and secured by some of the Company’s real estate assets. It has become common practice in China, for banks and companies to renegotiate loan extensions on an annual basis.  This is driven by the ever changing banking regulatory environment and a situation where banks are becoming more conservative.

Under the circumstances, most lending banks had and have usually worked closely with borrowers for loan extension or restructuring for a shorter period within the administrative guidelines of the government.. As government policies are issued outside the control of the banks in China and form part of the macro and micro-economic measures, many bankers and their customers are working to comply with the policies. Creditors like to extend loans to responsible customers who have good relations with them.

Contractual Obligations

The following table was a summary of the Company’s contractual obligations as of December 31, 2010:

	Total	Less than one year	1-3 Years	Thereafter
Short-Term Debt	$19,969,697	$19,969,697	$-	$-
Long-Term Debt	-	-	-	-
Amounts due to related parties	-	-	-	-
Construction commitments	-	-	-	-
Total Contractual Cash Obligations	$19,969,697	$19,969,697	$-	$-

Recent accounting pronouncements

In December 2010, the FASB issued ASU 2010-28 an accounting pronouncement related to intangibles – goodwill and other (“FASB ASC Topic 350”), which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption. We will adopt this pronouncement for our fiscal year beginning July 1, 2011. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29 an accounting pronouncement related to business combinations (“FASB ASC Topic 815”), which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. It also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

In January 2011, the FASB issued ASU 2011-01 an accounting pronouncement related to receivables (“FASB ASC Topic 310”), The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

Reclassifications - Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure under this item is not required of a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Great China Holdings’ financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1, following page 18.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use, or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company's internal control over financial reporting was effective as of December 31, 2010. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the company to provide only management's report in this Annual Report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and officers

Set forth in the table below are the names, ages and positions of our current directors and executive officers.  None of our directors or executive officers has any family relationship to any other director or executive officer.

Name	Age	Position	Since

Jiang Peng	47	Chairman of the Board of Directors	2008
Sun Dongqing	40	Director and Chief Financial Officer	2008
Duan Jing Shi	59	Director	2005
Raymond Reed Baker	34	Director	2008

All executive officers are elected by the board and hold office until their successors are duly elected and qualified.  Each director is elected by the stockholders and serves until resignation or election of a successor by the stockholders.

Biographies

The following is information on the business experience of each of the officers..

Jiang Peng was appointed as a director and as Chairman of the Board in May 2008.  Prior to this appointment, he had served in the previous five years as Chairman as General Manager of Shenyang Maryland, a subsidiary of Great China Holdings, where he played a key role in the development of several of our large real estate projects, including Chenglong Garden, Qiyun New Village and the President Building.  Jiang Peng is the brother of our largest shareholder, Frank Jiang, and was formerly a Director of the Company from July 2005 to July 2006.  Mr. Jiang’s long experience with the operations of the Company, specifically, and with the real estate business in the Shengyang market, generally, makes him particularly well qualified to serve as a director and manage the present operations and future development of the Company.

Sun Dongqing has served as a Director and as Chief Financial Officer since May 2008.  She graduated from Northeast University in 1991 with a major in Accounting and began her career in 1992 with the Company’s affiliate, Maryland International Industry Co., Ltd. During the period 2003-2004, she was Chief Accountant of Shenyang Maryland International Industry Co., Ltd., real estate development branch, responsible for cost accounting, control, tax inspection and coordination with Shenyang Maryland’s subsidiaries.  From 2005 until her appointment as our Chief Financial Officer, she was Financial Manager of Shenyang Maryland International Industry Co., Ltd. and President Building Management Centre, in charge of the affairs involving, among other things, domestic industry and commerce, taxation, and foreign exchange.  Ms. Sun’s long experience with the operations of the Company her substantial education and experience with financial and tax matters related to the real estate business in the PRC make her well qualified to serve as a director and manage the present operations and future development of the Company.

Duan Jingshi has served as a Director of Silverstrand International and its subsidiary, Shenyang Maryland International Industry, since January 2002, and has the responsibility for real estate property development.  Prior to his appointment as Director, he served as President of Shenyang Normal University.  Mr. Duan’s long experience with the operations of the Company, specifically, and with the real estate business in the Shengyang market, generally, makes him particularly well qualified to serve as a director and manage the present operations and future development of the Company.

Raymond Reed Baker is a Non-Managing Director and joined GCIH in 2008.  He also serves as a Managing Director for The One World Investment Group and has lived in China since 2004.  He began his career with PricewaterhouseCoopers LLP, serving in the Transition Services practice, where he specializing in financial due diligence and internal controls.  Mr. Baker is a Certified Public Accountant in the state of Pennsylvania, has a B.S. in Accounting from The Pennsylvania State University and a Masters of Business Administration from Hong Kong University. Mr. Baker has experience with public companies subject to SEC reporting obligations, which is helpful to the Board of Directors.

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

Board Leadership Structure

Our Chairman of the Board also performs the functions and duties normally associated with a principal executive officer.  The Board of Directors does not have a lead independent director.  In light of the Company’s level of operations at present and its status as a smaller reporting company, the Board believes the Company’s current leadership structure is appropriate.  Three of our four Board members are engaged directly and regularly in the operations of the Company, so we believe the Board is exposed to, or has the opportunity to discover and evaluate, all areas of meaningful risk pertaining to the Company’s operations and to manage those risks at acceptable levels for the Company.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of Great China Holdings’ common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission regulations to furnish Great China Holdings with copies of all Section 16(a) forms they file. Based solely on Great China Holdings’ review of copies of such reports and representations from Great China Holdings’ executive officers and directors, and greater than ten-percent beneficial owners, Great China Holdings believes that its executive officers and directors complied with all Section 16(a) filing requirements during the fiscal year ended December 31, 2010.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary($)	All Other Compensation($)	Total($)

Jiang Peng (1)	2010	121,212	--	121,212
Chairman of the Board	2009	117,200	--	117,200
	2008	87,823	--	87,823

Sun Dongqing, CFO (2)	2010	10,909	--	10,909
	2009	10,548	--	10,548
	2008	9,481	--	9,481

Jiang Peng was appointed Chairman of the Board in May 2008, and has served since that time as our principal executive officer.  Sun Dongqing was appointed as a director and as our Chief Financial Officer in May 2008.

Discussion of Summary Compensation Table

For his service as Chairman of the Board, Mr. Jiang is paid a monthly salary of 66,667 RMB (approximately US$10,101) in 2010.

We have entered into a standard form employment agreement with Sun Dongqing, which provides for an initial term of two years and pursuant to which the Company agreed to pay her a base salary of 6,000 RMB (approximately US$909) per month in 2010.

Outstanding Equity Awards

There are no outstanding equity awards held by our named executive officers at December 31, 2010.

Director Compensation Table

The following table summarizes the compensation paid to our directors who are not executive officers for the year ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation($)	Total($)

Duan Jing Shi (1)	-0-	-0-	-0-

Raymond Reed Baker (2)	18,182	-0-	18,182
(1)           Duan Jing Shi does not receive monthly director fees.
(2)           Raymond Reed Baker receives a monthly fee of RMB 10,000 (approximately US $1,515).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 31, 2010, the number and percentage of the outstanding shares of common stock which, according to the information supplied to Great China International, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock.  The address of each person listed is C Site 25-26F President Building, No. 69 Heping North Street, Heping District, Shenyang 110003, People’s Republic of China.

Name and Address	Number of Shares	Percent of Class

Frank Jiang C Site 25-26F President Building No. 69 Heping North Street, Heping District Shenyang 110003, People’s Republic of China	8,245,447(1)	70.1

Jiang Peng C Site 25-26F President Building No. 69 Heping North Street, Heping District Shenyang 110003, People’s Republic of China	1,085,745(2)	9.23

Duan Jing Shi C Site 25-26F President Building No. 69 Heping North Street, Heping District Shenyang 110003, People’s Republic of China	91,024	0.77

Sun Dongqing C Site 25-26F President Building No. 69 Heping North Street, Heping District Shenyang 110003, People’s Republic of China	0	-0-

Raymond Reed Baker C Site 25-26F President Building No. 69 Heping North Street, Heping District Shenyang 110003, People’s Republic of China	-0-	-0-

All executive officers and directors as a group (4 persons)	9,422,216	80.1

(1)   Includes 67,000 shares held indirectly by Mr. Jiang’s wife.
(2)   Includes 30,000 shares held indirectly by Jiang Peng’s wife.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

None of our Directors have been determined to be independent under the definition set forth in Rule 5605(a)(2) of the NASDAQ Listing Rules.

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

•	the contract or transaction is fair as to Great China International as of the time it is authorized or approved.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Great China Holdings paid or accrued the following fees in each of the prior two fiscal years to its principal accountant:

	Year ended	Year ended
	December 31, 2010	December 31, 2009
1. Audit fees	$82,147	$84,284
2. Audit-related fees	3,500	3,853
3. Tax fees	-0-	-0-
4. All other fees	-0-	-0-
Totals	$85,647	$88,137

Great China Holdings has no formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors is Great China International’s de facto audit committee.

In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and Great China Holdings that might bear on the auditors’ independence as required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees.”  The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors’ independence.  The Board also discussed with management, the internal auditors, if any, and Great China International’s independent auditors the quality and adequacy of Great China Holdings’ internal controls. The Board reviewed with the independent auditors their management letter on internal controls, if one was issued by Great China Holdings’ auditors.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees”.

The Board reviewed the audited consolidated financial statements of Great China Holdings as of and for the years ended December 31, 2010, 2009 and 2008, with management and the independent auditors.  Management has the sole ultimate responsibility for the preparation of Great China Holdings’ financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved Great China Holdings’ audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2010, for filing with the Securities and Exchange Commission.

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

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: April 15, 2011	By	/s/ Jiang Peng
Jiang Peng, Chairman of the Board
(Principal Executive Officer)

Date: April 15, 2011	By	/s/ Sung Dongqing
Sung Dongqing, Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2011	/s/ Jiang Peng
Jiang Peng, Director

Date: April 15, 2011	/s/ Duan Jingshi
Duan Jingshi, Director

Date: April 15, 2011	/s/ Sung Dongqing
Sung Dongqing, Director

Date: April 15, 2011	/s/ Raymond Reed Baker
Raymond Reed Baker, Director

INDEX TO FINANCIAL STATEMENTS
Consolidated Financial Statements
Great China International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Great China International Holdings, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Great China International Holdings, Inc. and subsidiaries, as of December 31, 2010 and December 31, 2009, and the related consolidated statements of operation, stockholders' equity, and cash flows for the years ended December 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great China International Holdings as of December 31, 2010 and 2009 and the results of  its operations and its cash flows for the years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a working capital deficit of $27,827,957 as of December 31, 2010. In addition, the Company has negative cash flow from operations and net loss for the year ended December 31, 2010 of $299,799 and $3,174,633, respectively. These factors as discussed in Note 14 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/  Kabani & Company, Inc.

Certified Public Accountants
Los Angeles, California
April 15, 2011

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

	December 31, 2010	December 31, 2009

ASSETS

Current assets:
Cash and cash equivalents	$9,584,071	$9,933,271
Accounts receivable, net	17,816	117,487
Other receivable, net	195,436	217,085
Properties held for resale	-	2,060,146
Total current assets	9,797,323	12,327,988

Property and equipment, net	1,133,641	1,590,183
Rental property, net	49,436,381	49,802,284
Total assets	$60,367,345	$63,720,456

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Bank loans	$19,969,697	$19,308,700
Accounts payable	4,184,672	4,170,921
Accrued expenses	172,059	163,147
Other payable	2,047,904	1,863,809
Payable to disposed subsidiaries	795,674	769,337
Commission payable	-	1,784,105
Advances from customers	1,263,290	1,392,027
Taxes payable	9,191,984	9,065,238
Total current liabilities	37,625,280	38,517,285

Stockholders' equity:
Common stock, $.001 par value 50,000,000 shares authorized,
11,759,966 issued and outstanding
as of December 31, 2010 and 2009	11,760	11,760
Additional paid in capital	4,566,156	4,566,156
Statutory reserve	638,128	638,128
Accumulated other comprehensive income	2,964,637	2,251,110
Retained earnings	14,561,384	17,736,017

Total stockholders' equity	22,742,065	25,203,171

Total liabilities and stockholders' equity	$60,367,345	$63,720,456

The accompanying notes are an integral part of these consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	December 31,
	2010	2009

Net revenues
Real estate sales	$1,333,683	$2,441,759
Rental income	4,401,303	4,404,149
Management fee income	1,876,208	1,828,776
Total revenues	7,611,194	8,674,684

Cost of revenues
Real estate cost	933,988	1,514,550
Rental cost	3,777,785	3,712,671
Management fee cost	1,267,840	1,045,395
Total cost	5,979,613	6,272,616
Gross profit	1,631,581	2,402,068

Operation expenses
Selling expenses	44,691	261,778
General and administrative expenses	2,322,718	4,261,847
Abandonment of real estate inventory	574,308	-
Depreciation and amortization	199,679	179,900

Total operation expenses	3,141,396	4,703,525

Loss from operations	(1,509,815)	(2,301,457)

Other income (expense)
Land leveling income	205,650	2,196,000
Other income, net	191,720	93,412
Interest and finance costs	(2,062,188)	(2,079,954)

Total other (expense) income, net	(1,664,818)	209,458

Net loss	(3,174,633)	(2,091,999)

Other comprehensive income (loss):
Foreign currency translation adjustment	713,527	(36,788)

Comprehensive income loss	$(2,461,106)	$(2,128,787)

Net loss per share
Basic	$(0.21)	$(0.18)
Diluted	$(0.21)	$(0.18)

Weighted average number of shares outstanding
Basic	11,759,966	11,759,966
Diluted	11,759,966	11,759,966

The accompanying notes are an integral part of these consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

				Accumulated
			Additional	Other			Total
	Common Stock		Paid in	Comprehensive	Statutory	Retained	Stockholders'
	Shares	Amount	Capital	Income	Reserve	Earnings	Equity
Balance, December 31, 2008	11,759,966	$11,760	$4,566,156	$2,287,898	$638,128	$19,828,016	$27,331,957

Net loss for the year ended December 31, 2009	-	-	-	-	-	(2,091,999)	(2,091,999)

Foreign currency translation adjustment	-	-	-	(36,788)	-	-	(36,788)

Balance, December 31, 2009	11,759,966	11,760	4,566,156	2,251,110	638,128	17,736,017	25,203,171

Net loss for the year ended December 31, 2010	-	-	-	-	-	(3,174,633)	(3,174,633)

Foreign currency translation adjustment	-	-	-	713,527	-	-	713,527

Balance, December 31, 2010	11,759,966	$11,760	$4,566,156	$2,964,637	$638,128	$14,561,384	$22,742,065

The accompanying notes are an integral part of these consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	DECEMBER 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(3,174,633)	$(2,091,999)
Adjustments to reconcile net loss to operating activities -
net cash provided by (used in) operating activities
Depreciation and amortization	3,155,299	3,047,681
Provision for doubtful accounts	292,338	57,941
(Increase) decrease in current assets:
Accounts receivable and other receivable	(203,355)	568,073
Advances to suppliers	40,464	(61,730)
Properties held for resale	1,549,979	1,087,097
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	(1,777,504)	100,140
Advances from buyers	(171,971)	(603,869)
Income and other taxes payable	(10,416)	(36,857)
Net cash (used in) provided by operating activities	(299,799)	2,066,478

Cash flows from investing activities:
Construction in progress	-	35,136
Purchases of property & equipment	(70,747)	(365,246)
Net cash used in investing activities	(70,747)	(330,110)

Effect of exchange differences	21,346	(17,479)

Net increase (decrease) in cash and cash equivalents	(349,200)	1,718,890

Cash and cash equivalents, beginning of period	9,933,271	8,214,381

Cash and cash equivalents, end of period	$9,584,071	$9,933,271

Supplemental disclosures of cash flow information:
Interest paid	$2,066,691	$2,086,802
Income taxes	$-	$95,795

The accompanying notes are an integral part of these consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Allowance for Doubtful Accounts - The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and other receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2010 and 2009, the Company reserved $3,478,443and $7,238,597 respectively, for other receivable bad debt, and $560,383 and $312,009, respectively, for accounts receivable bad debt.

Real Estate Held for Development or Sale – The Company capitalizes as real estate held for development or sale, the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. As of the December 31, 2010, except the parking spaces, all the merchantable real estates of Qiyuan New Village, Peacock Garden, Chenglong Garden had been sold out. As of December 31, 2010 and 2009, real estate held for development or sale amounted to zero and $2,060,146, respectively.

Properties held for rental – Properties include buildings held for rental and land use rights, which are being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over 20-26 years. As of December 31, 2010 and 2009, net property held for rental amounted to $49,436,381 and $49,802,284, respectively. Accumulated depreciation of rental properties amounted to $18,906,785 and $15,383,654, respectively, as of December 31, 2010 and 2009.

Abandonment of real estate inventory - The Company's board of directors approved abandonment of real estate inventory without remuneration on December 20, 2010. The abandonment amounted to $574,308 as of December 31, 2010.

Property and equipment – Property and equipment is being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over useful lives as follows:

Buildings	8-26 years
Equipment	5 years
Automobile	5 years
Office furniture and fixtures	5 years

As of December 31, 2010 and 2009, Property, Plant & Equipment consist of the following:

	December 31, 2010	December 31, 2009
Building	$1,119,091	$1,454,158
Automobile	1,115,742	1,078,811
Office equipment & Furniture	530,178	442,466

	2,765,011	2,975,435

Accumulated depreciation	(1,631,370)	(1,385,252)

Property and equipment, net	$1,133,641	$1,590,183

The Company recorded depreciation expense $199,679 and $179,900 for the years ended December 31, 2010 and 2009, respectively, as general and adminstrative expense.

Repairs and maintenance costs are normally charged to the statement of and comprehensive income in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized during the year of 2010 and 2009, respectively.

As of December 31, 2010, fixed assets and rental property totaling $28,605,501 have been pledged as securities to various banks in respect of borrowings totaling $19,969,697.

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

Other income

Other income consists of disposal of real estate inventory, land leveling income, parking lot income, cleaning income and etc, of which land leveling income was a one-time service performed at the request of our customers, and gain on settlement of debt. These revenues were recognized as the services were performed and the settled amount has been paid in accordance with the terms of the agreement.

Earnings Per Share – Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

As of December 31, 2010 and 2009, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share as the effect of options outstanding at that time was anti- dilutive.

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

Subsequent Events - For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending December31, 2010 pursuant to ASC 855(Originally issued as SFAS No. 165), subsequent events were evaluated by the Company as of March 30, 2011, the date on which the Form 10-K, which included the audited consolidated financial statements for the year ended December 31, 2010, was available to be issued.

            Recent accounting pronouncements –

In December 2010, the FASB issued ASU 2010-28 an accounting pronouncement related to intangibles – goodwill and other (“FASB ASC Topic 350”), which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption. We will adopt this pronouncement for our fiscal year beginning July 1, 2011. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29 an accounting pronouncement related to business combinations (“FASB ASC Topic 815”), which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. It also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on our consolidated financial statements.

In January 2011, the FASB issued ASU 2011-01 an accounting pronouncement related to receivables (“FASB ASC Topic 310”), The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

Reclassifications – Certain amounts in the 2009 financial statements may have been reclassified to conform to the 2010 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

3.        Real estate held for development or sale

Real estate held for development or sale at December 31, 2010 and 2009 by project are as follows:

	December 31, 2010	December 31, 2009
Qiyun New Village	$-	$610,096
Peacock Garden	-	85,936
Chenglong Garden	-	861,345
President Building	-	218,724
Maryland Building	-	268,447
Others	-	15,598

Total	$-	$2,060,146

The Company introduced a “Five-year Trial Accommodation Program” (the “Program”) to attract potential buyers when initial sales at the project did not meet expectations. Under the Program, property buyers were required to pay a 10% refundable deposit based on the sale price of the property or $7,576 (RMB50,000) and another 20%, based on the sale price of the property which is non-refundable, over 5 years by monthly installments, totaling 30% throughout the trial period. The remaining 70% of the consideration shall be due and payable immediately after the trial period when the property buyers exercise their option whether or not to complete the purchase. If the buyer chooses not to buy the property, the 10% refundable deposit or $7,576 (RMB50,000) will be refunded to the buyers (less any unpaid rental due) and monthly installments received over the 5-year trial period will have been recognized as rental income in the year in which they arose.

As of December 31, 2010 and 2009, $0 and $532,833 respectively worth of properties held for sale in Qiyun New Village were occupied by individuals who agreed to buy the properties without having fully paid the purchase consideration. $0 and $87,894 were included in advance from buyers for these properties as of December 31, 2010 and 2009, respectively.

In 2010, a home buyer in Qiyun New Village entered into a civil litigation with the Company. The court extended judgment to evict the buyer, and the monthly installment was non refundable to the buyer. The buyer appealed, with the judgment still pending.

4.        Accrued expenses

Accrued expenses consisted of the following as of December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Payroll and welfare payable	$108,502	$97,898
Accrued expenses	63,557	65,249

Total	$172,059	$163,147

5.         Other payables

            Other payables consist of the following as of December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Customer guarantee deposit	$1,086,931	$935,847
Customer deposit for property decoration	16,341	8,768
Miscellaneous payable	944,632	919,194
Total	$2,047,904	$1,863,809

6.        Tax payables
Tax payables consist of the following as of December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Income tax payable in Mainland China	$1,161,273	$1,119,909
Income tax payable in Hong Kong	5,049,321	5,049,321
Business tax	644,878	633,292
Land VAT payable	2,273,503	2,199,205
Other levies	63,009	63,511
Total	$9,191,984	$9,065,238

In 2007, the Company sold its interest in Loyal Best, a subsidiary of the Company, booking a gain and the corresponding income tax of $5,049,321. GCIH initially acquired Loyal Best to obtain land use right for development of real estate assets. The Company recorded the tax liability of $5,049,321as of December 31, 2010 and 2009, respectively.

7.        Payable to disposed subsidiary

The Company has a payable to a disposed subsidiary, Loyal Best Property Development Limited, amounting to $10,494,449 as of December 31, 2007.

Subsequently, the Company paid $9,725,112 to Loyal Best during 2008 and had a balance due as of December 31, 2010 and 2009 in the amount of $795,674 and $769,337, respectively.

8.         Short-term loans

Short-term loans as of December 31, 2010 and 2009 consist of the following:

Nature	Due on	Interest per Annum	December 31, 2010
Bank loan	10-13-2011	10.395%	$13,909,091
Bank loan	6-12-2011	8.775%	6,060,606
Total			$19,969,697

Nature	Due on	Interest per Annum	December 31, 2009
Bank loan	10-13-2010	10.395%	$13,448,700
Bank loan	6-12-2010	8.775%	5,860,000
Total			$19,308,700

The above loans are secured by rental properties the Company owns.

For the year ended December 31, 2010 and 2009, the Company incurred interest and finance costs amounting to $2,062,188 and $2,079,954, respectively.

9.        Statutory Reserve

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

The Company accrued zero statutory reserve during 2010 and 2009.

10.       Stock Options

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

Risk-free interest rate	8.25%
Expected life of the options	2 year
Expected volatility	83.76%
Expected dividend yield	0%

No options to purchase the Company’s common stock were outstanding at December 31, 2010.

A summary of option activity as of December 31, 2010, and changes during the period then ended is presented below:

Shares
Outstanding on December 31, 2008	20,000

Granted	-
Exercised	-
Forfeited or expired	20,000

Outstanding on December 31, 2009	-

Granted	-
Exercised	-
Forfeited or expired	-

Outstanding on December 31, 2010	--
Exercisable on December 31, 2010	--

11.      Disposal of subsidiaries and discontinuance of subsidiaries

Shenyang Xinchao Property Company Limited (“Xinchao”) and Shenyang Yindu Property Company Limited (“Yindu”) were registered in August 2005 in Shenyang, Liaoning Province, in the PRC. . Xinchao and Yindu were formed and capitalized as indirect subsidiaries of the Company to acquire and develop a certain tract of property located in the Heping District of Shenyang with an area of almost 500,000 square meters known as the Xita Project. Following transfer of the land use rights to the tract, the local government decided to pursue an alternative development plan for the area and negotiated for reacquisition of the land use rights from Xinchao and Yindu. Heping District refunded the purchase price for the land use rights paid by Xinchao and reimbursed the development costs incurred by Xinchao. The Company decided to discontinue Xinchao and Yindu in October 2008. As of December 15, 2008, the operations of Xinchao and Yindu were discontinued. In 2009, 70% of the assets and liabilities were transferred to Shenyang Maryland International and the other 30% of the assets and the liabilities were transferred to Silverstrand.

12.      Income Tax

The Company is registered in the State of Nevada and has operations in primarily three tax jurisdictions – the People’s Republic of China, Hong Kong and the United States. For operation in the US, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of December 31, 2010. Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from continuing operations on income consists of the following for the years ended December 31, 2010 and 2009:

For December 31
	2010	2009
US current income tax expense (benefit)
Federal	$-	$-
State	-	-
HK current income tax expense	-	-
PRC current income tax expense (benefit)	-	-
Total provision for income tax	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2010	December 31, 2009
Tax expense (credit) at statutory rate - federal	35%	35%
State tax expense net of federal tax	0%	0%
Changes in valuation allowance	(35%)	(35%)
Foreign income tax - HK	16.5%	16.5%
Valuation allowance	(16.5%)	(16.5%)
Foreign income tax expense - PRC	25%	25%
Tax expense at actual tax rate	25%	25%

United States of America

As of December 31, 2010, the Company in the United States had approximately $696,357 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at December 31, 2010 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of December 31, 2010 and December 31, 2009.

	December 31, 2010	December 31, 2009
Net operation loss carry forward	$(696,357)	$(585,540)
Total deferred tax assets	243,725	204,939
Less: valuation allowance	(243,725)	(204,939)
Net deferred tax assets	-	-
Change in valuation allowance	$(38,786)	$(40,159)

Hong Kong

As of December 31, 2010, the Company in Hong Kong had approximately $151,758 in net operating loss carry forwards available to offset future taxable income. There is no time limit for the losses to carry forward. The deferred tax assets for the Hong Kong entities at December 31, 2010 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in Hong Kong as of December 31, 2010 and December 31, 2009.

	December 31 2010	December 31, 2009
Net operation loss carry forward	$(151,758)	$(139,387)
Total deferred tax assets	25,040	24,392
Less: valuation allowance	(25,040)	(24,392)
Net deferred tax assets	-	-
Change in valuation allowance	$(648)	$(2,644)

People’s Republic of China (PRC)

Pursuant to the PRC Income Tax Laws, the Company’s subsidiary is generally subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 25% since January 1, 2008. The Company’s applicable EIT rate under new EIT law is 25% which was approved by local Tax department.

As of December 31, 2010 and 2009, the Company’s PRC subsidiary had net operating loss carry forwards which can be carried forward 5 years to offset future taxable income. The deferred tax assets for Shenyang Maryland on December 31, 2010 consist mainly of net operating loss carry forwards and they were fully reserved as the management believes they are more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in PRC as of December 31, 2010 and2009, respectively.
	December 31, 2010	December 31, 2009
Net operation loss carry forward	$(7,942,947)	$(4,891,502)
Total deferred tax assets	1,985,737	1,222,875
Less: valuation allowance	(1,985,737)	(1,222,875)
Net deferred tax assets	-	-
Change in valuation allowance	$(762,862)	$(363,897)

Aggregate net deferred tax assets

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2010 and 2009, respectively.

	December 31, 2010	December 31, 2009
Aggregate
Total deferred tax assets	$2,254,502	$1,452,206
Less: valuation allowance	(2,254,502)	(1,452,206)
Net deferred tax assets	$-	$-
Change in valuation allowance	$(802,296)	$(406,700)

13.      Segment Information

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

During the years ended December 31, 2010 and 2009, the Company is organized into two main business segments: (1) Property for sale, and (2) Rental income and Income of management fee of commercial buildings. The following table presents a summary of operating information and certain year-end balance sheet information as of December 31, 2010 and 2009, respectively.

	December 31, 2010	December 31, 2009
Revenues from unaffiliated customers:
Selling of properties	$1,333,683	$2,441,759
Rental income & Management fee	6,277,511	6,232,925
Consolidated	$7,611,194	$8,674,684
Operating loss:
Selling of properties	$693,498	$(359,039)
Rental income & Management fee	220,304	648,793
Corporation (1)	(1,849,309)	(2,591,211)
Consolidated	$(935,507)	$(2,301,457)
Net loss before taxes:
Selling of properties	$(1,942,999)	$(2,526,168)
Rental income & Management fee	220,304	649,142
Corporation (1)	(1,451,938)	(214,973)
Consolidated	$(3,174,633)	$(2,091,999)
Identifiable assets:
Selling of properties	$1,994	$2,665,781
Rental & management fee	51,301,702	52,083,220
Corporation (1)	9,063,650	8,971,455
Consolidated	$60,367,345	$63,720,456
Depreciation and amortization:
Rental & management fee	$199,679	$179,900
Capital expenditures:
Rental & management fee	$1,856	$318,319

(1). Unallocated loss from Operating income (loss) and Net income before provision for income taxes are primarily related to general corporate expenses.

14.       Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. The Company has a working capital deficit of $27,827,957 and $26,189,297 as of December 31, 2010 and December 31, 2009, respectively. In addition, the company has had negative cash flow from operations and net loss for the year ended December 31, 2010 of $299,799 and $3,174,633, respectively. As the Company has negative cash flow from operations, its ability to maintain normal operations is dependent upon obtaining adequate cash to finance its overhead, sales and marketing activities. Additionally, in order for the Company to meet its financial obligations, including salaries, debt service and operations, it has maintained substantial short term bank loans that have historically been renewed each year. The Company’s ability to meet its cash requirements for the next twelve months largely depends on the bank loans that involve interest expense requirements that reduce the amount of cash we have for our operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company is in the process of obtaining informal assurance from our current lender that our short term loans will continue to be renewed and further opening dialog with the lender to convert the short term loans to long term loans. Additionally, the Company is assessing its ability to increase rental rates for its leasing business in order to generate additional. Further, the Company is continuing to focus efforts on cost containment to reduce general and administrative expenses. With its relevant hands-on expertise, the Company also plans to expand operations to include property management.