Form 10-Q
period 2011-03-31
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2011-05-16
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity:  As of April 30, 2011, there were 11,759,966 shares of common stock outstanding.

FORM 10-Q
GREAT CHINA INTERNATIONAL HOLDINGS, INC.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBR 31, 2010
(UNAUDITED)

	March 31, 2011	December 31, 2010

ASSETS

Current assets:
Cash and cash equivalents	$7,424,774	$9,584,071
Accounts receivable, net	7,358	17,816
Prepayments and other current assets, net	232,066	195,436

Total current assets	7,664,198	9,797,323

Long-term loan receivable	2,290,671	-
Property and equipment, net	376,759	1,133,641
Rental property, net	49,800,297	49,436,381
Total assets	$60,131,925	$60,367,345

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Bank loans	$20,127,361	$19,969,697
Accounts payable	4,216,952	4,184,672
Accrued expenses	265,481	172,059
Other payable	2,039,143	2,047,904
Payable to disposed subsidiaries	801,956	795,674
Advances from tenants	1,234,164	1,263,290
Taxes payable	9,222,027	9,191,984

Total liabilities	37,907,084	37,625,280

Stockholders' equity:
Common stock, $.001 par value 50,000,000 shares
authorized, 11,759,966 issued and outstanding
as of March 31, 2011 and Dec. 31,2010	11,760	11,760
Additional paid in capital	4,566,156	4,566,156
Statutory reserve	638,128	638,128
Accumulated other comprehensive income	3,181,188	2,964,637
Retained earnings	13,827,609	14,561,384
Total stockholders' equity	22,224,841	22,742,065

Total liabilities and stockholders' equity	$60,131,925	$60,367,345

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME/(LOSS)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010

Revenues
Real estate sales	$-	$243,628
Rental income	1,227,374	1,088,111
Management fee income	484,530	458,611
Total revenues	1,711,903	1,790,350

Cost of revenues
Real estate cost	-	233,834
Rental cost	1,006,297	966,727
Management fee cost	572,502	349,696
Total cost	1,578,799	1,550,257
Gross profit	133,104	240,093

Operation expenses
Selling expenses	17,872	19,174
General and administrative expenses	666,974	542,119
Depreciation and amortization	21,532	46,941
Total operation expenses	706,378	608,234

Loss from operations	(573,274)	(368,141)

Other income (expense)
Use rights in parking lots transferred	281,069	-
Other income, net	51,169	33,775
Interest and finance costs	(492,740)	(478,378)
Total other expense, net	(160,502)	(444,603)

Net loss	(733,775)	(812,744)

Other comprehensive income (loss):
Foreign currency translation adjustment	216,551	35,113

Comprehensive loss	$(517,224)	$(777,631)

Net loss per share
Basic	$(0.04)	$(0.07)
Diluted	$(0.04)	$(0.07)

Weighted average number of shares outstanding

Basic	11,759,966	11,759,966
Diluted	11,759,966	11,759,966

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(733,775)	$(812,744)
Adjustments to reconcile net income (loss) to operating activities -
net cash provided by operating activities
Depreciation and amortization	777,290	771,045
Provision for doubtful accounts	32,818	39,621
(Increase)/decrease in current assets:
Accounts receivable and other receivable	(46,695)	(253,788)
Advances to suppliers	-	(4,394)
Properties held for resale	-	309,176
Increase/(decrease) in current liabilities:
Accounts payable and accrued expenses	68,767	127,038
Advances from buyers	(38,921)	(131,605)
Income and other taxes payable	(2,641)	23,350

Net cash provided by operating activities	(56,842)	67,700

Cash flows from investing activities:
Purchases of property & equipment	(1,473)	(4,634)

Cash flows from financing activities:
Loan to a third party	(2,290,671)

Net cash used in financing activities	(2,290,671)	-

Effect of exchange differences	76,005	34,688

Net (decrease) increase in cash and cash equivalents	(2,159,296)	97,754

Cash and cash equivalents, beginning of period	9,584,071	9,933,271

Cash and cash equivalents, end of period	$7,424,774	$10,031,025

Supplemental disclosures of cash flow information:
Interest paid	$380,869	$477,969

Income taxes	$-	$-

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PREIODS ENDED MARCH 31, 2011 AND 2010

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

The Company, through its various subsidiaries, has engaged in commercial and residential real estate leasing, management, consulting, investment, development and sales in the city of Shenyang, Liaoning Province, in the People’ Republic of China (“PRC”).

2.           Summary of significant accounting policies

Unaudited Interim Financial Information - The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2010. The results of the three month periods ended March 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2011.

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

Allowance for Doubtful Accounts - The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and other receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31,2011 and December 31, 2010, the Company reserved $3,538,875and $3,478,443 respectively, for other receivable bad debt, and $564,808 and $560,383, respectively, for accounts receivable bad debt.

Real Estate Held for Development or Sale – The Company capitalizes as real estate held for development or sale, the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. As of the December 31, 2010, except the parking spaces, all the merchantable real estates of Qiyuan New Village, Peacock Garden, Chenglong Garden had been sold out. As of March 31,2011 and December 31, 2010, real estate held for development or sale amounted is zero.

Properties held for rental – Properties include buildings held for rental and land use rights, which are being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over 20-26 years. As of March 31,2011 and December 31, 2010, net property held for rental amounted to$49,800,297 and $49,436,381, respectively. Accumulated depreciation of rental properties amounted to $20,195,716 and $18,906,785, respectively, as of March 31,2011 and December 31, 2010.

Property and equipment – Property and equipment is being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over useful lives as follows:

Buildings	8-26 years
Equipment	5 years
Automobile	5 years
Office furniture and fixtures	5 years

As of March 31,2011 and December 31, 2010, Property, Plant & Equipment consist of the following:

	March 31, 2011	December 31, 2010
Building	$14,981	$1,119,091
Automobile	1,124,551	1,115,742
Office equipment & Furniture	534,557	530,178

	1,674,089	2,765,011

Accumulated depreciation	(1,297,330)	(1,631,370)

Property and equipment, net	$376,759	$1,133,641

The Company recorded depreciation expense relating to properties held for rental, as well as property and equipment amounting to $777,290 and $771,045 for the three month periods ended March 31, 2011 and 2010, respectively, among which, $21,532 and $46,941 were recorded as general and administrative expense, respectively.

Repairs and maintenance costs are normally charged to the statement of and comprehensive income in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized as of March 31,2011 and December 31,2010, respectively.

As of March 31, 2011, fixed assets and rental property totaling $28,830,424 have been pledged for various bank loans totaling $20,127,361.

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

Other income

Other income consists of land leveling income, parking lot income, cleaning income and etc, of which land leveling income was a one-time service performed at the request of our customers. These income was  recognized as the services were performed and the settled amount has been paid in accordance with the terms of the agreement.

Earnings Per Share – Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

As of March 31, 2011 and December 31, 2010, respectively, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share as the effect of options outstanding at that time was anti- dilutive.

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

Subsequent Events - For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending March 31, 2011pursuant to ASC 855(Originally issued as SFAS No. 165), subsequent events were evaluated by the Company as of May 16, 2011, the date on which the Form 10-Q, which included the audited consolidated financial statements for the year ended March 31, 2011, was available to be issued.

Recent accounting pronouncements  – In January 2011, the FASB issued ASU 2011-01 an accounting pronouncement related to receivables (“FASB ASC Topic 310”), The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

Reclassifications – Certain amounts in the 2010 financial statements may have been reclassified to conform to the 2011 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

3.           Long-term Loan receivable

On March 28, 2011, the Company and Shenyang Landing Concrete Ltd. Company entered into a loan agreement, pursuant to which, the Company loaned to Shenyang Landing $2,290,671, which was due in two years on March 27, 2012.  The loan was interest bearing at a rate commensurate with bank loans for the same period,

4.           Accrued expenses

Accrued expenses consisted of the following as of March 31, 2011 and December 31, 2010, respectively:

	March 31, 2011	December 31, 2010
Payroll and welfare payable	$109,309	$108,502
Accrued expenses	156,172	63,557
Total	$265,481	$172,059

5.           Other payables

Other payables consist of the following as of March 31, 2011 and December 31, 2010, respectively:

	March 31, 2011	December 31, 2010
Customer guarantee deposit	$1,173,444	$1,086,931
Customer deposit for property decoration	18,150	16,341
Miscellaneous payable	847,549	944,632
Total	$2,039,143	$2,047,904

6.           Tax payables

Tax payables consist of the following as of March 31, 2011 and December 31, 2010, respectively:

	March 31, 2011	December 31, 2010
Income tax payable in Mainland China	$1,170,442	$1,161,273
Income tax payable in Hong Kong	5,049,321	5,049,321
Business tax	648,918	644,878
Land VAT payable	2,293,088	2,273,503
Other levies	60,258	63,009
Total	$9,222,027	$9,191,984

In 2007, the Company sold its interest in Loyal Best, a subsidiary of the Company, booking a gain and the   corresponding income tax of $5,049,321. GCIH initially acquired Loyal Best to obtain land use right for development of real estate assets. The Company recorded the tax liability of $5,049,321as of March 31, 2011 and December 31, 2010, respectively.

7.           Payable to disposed subsidiary

The Company had a payable to a disposed subsidiary, Loyal Best Property Development Limited, amounting to $10,494,449 as of December 31, 2007.

Subsequently, the Company paid $9,725,112 to Loyal Best during 2008 and had a balance due as of March 31, 2011 and December 31, 2010 in the amount of $801,956 and $795,674, respectively.

8.           Short-term loans

Short-term loans as of March 31, 2011 and December 31, 2010 consist of the following:

Nature	Due on	Interest per Annum	March 31, 2011
Bank loan	10-13-2011	10.395%	$14,018,906
Bank loan	6-12-2011	8.775%	6,108,455
Total			$20,127,361

Nature	Due on	Interest per Annum	December 31, 2010
Bank loan	10-13-2011	10.395%	$13,909,091
Bank loan	6-12-2011	8.775%	6,060,606
Total			$19,969,697

The above loans are secured by rental properties the Company owns.

For the three month periods ended March 31, 2011 and 2010, the Company incurred interest and finance costs amounting to $496,037 and $477,969, respectively.

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

The Company did not contribute to statutory reserve for the three month periods ended March 31, 2011 and 2010, respectively, due to the net loss incurred for its Chinese operation .

10.        Income Tax

The Company is registered in the State of Nevada and has operations in primarily three tax jurisdictions – the People’s Republic of China, Hong Kong and the United States. For operation in the US, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of March 31, 2011. Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from continuing operations on income consists of the following for the years ended March 31, 2011 and December 31, 2010, respectively:

For the Three Months Ended March 31,
	2011	2010
US current income tax expense (benefit)
Federal	$-	$-
State	-	-
HK current income tax expense	-	-
PRC current income tax expense (benefit)	-	-
Total provision for income tax	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	March 31, 2011	March 31, 2010
Tax expense (credit) at statutory rate - federal	35%	35%
State tax expense net of federal tax	0%	0%
Changes in valuation allowance	(35%)	(35%)
Foreign income tax - HK	16.5%	16.5%
Valuation allowance	(16.5%)	(16.5%)
Foreign income tax expense - PRC	25%	25%
Tax expense at actual tax rate	25%	25%

United States of America

As of March 31, 2011, the Company in the United States had approximately $700,331 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at March 31, 2011 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
Net operation loss carry forward	$(700,331)	$(696,357)
Total deferred tax assets	245,116	243,725
Less: valuation allowance	(245,116)	(243,725)
Net deferred tax assets	-	-
Change in valuation allowance	$(1,391)	$(38,786)

Hong Kong

As of March 31, 2011, the Company in Hong Kong had approximately $153,514 in net operating loss carry forwards available to offset future taxable income. There is no time limit for the losses to carry forward. The deferred tax assets for the Hong Kong entities at March 31, 2011 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in Hong Kong as of March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
Net operation loss carry forward	$(153,514)	$(151,758)
Total deferred tax assets	25,330	25,040
Less: valuation allowance	(25,330)	(25,040)
Net deferred tax assets	-	-
Change in valuation allowance	$(290)	$(648)

People’s Republic of China (PRC)

Pursuant to the PRC Income Tax Laws, the Company’s subsidiary is generally subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 25% since January 1, 2008. The Company’s applicable EIT rate under new EIT law is 25% which was approved by local Tax department.

As of March 31, 2011 and 2010, the Company’s PRC subsidiary had net operating loss carry forwards which can be carried forward 5 years to offset future taxable income. The deferred tax assets for Shenyang Maryland on March 31, 2011 consist mainly of net operating loss carry forwards and they were fully reserved as the management believes they are more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in PRC as of March 31, 2011 and December 31,2010, respectively.

	March 31, 2011	December 31, 2010
Net operation loss carry forward	$(8,670,992)	$(7,942,947)
Total deferred tax assets	2,167,748	1,985,737
Less: valuation allowance	(2,167,748)	(1,985,737)
Net deferred tax assets	-	-
Change in valuation allowance	$(182,011)	$(762,862)

Aggregate net deferred tax assets

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of March 31, 2011 and December 31, 2010, respectively.

	March 31, 2011	December 31, 2010
Aggregate
Total deferred tax assets	$2,438,194	$2,254,502
Less: valuation allowance	(2,438,194)	(2,254,502)
Change in valuation allowance	$(183,692)	$(802,296)

11.        Segment Information

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

During the years ended March 31, 2011 and 2010, the Company is organized into two main business segments: (1) Property for sale, and (2) Rental income and Income of management fee of commercial buildings. The following table presents a summary of operating information and certain year-end balance sheet information as of March 31, 2011 and 2010, respectively.

	March 31, 2011	March 31, 2010
Revenues from unaffiliated customers:
Selling of properties	$-	$243,628
Rental income & Management fee	1,711,903	1,546,722
Consolidated	$1,711,903	$1,790,350
Operating income (loss):
Selling of properties	$(52,118)	$(73,396)
Rental income & Management fee	13,973	75,263
Corporation (1)	(535,129)	(370,008)
Consolidated	$(573,274)	$(368,141)
Net income (loss) before taxes:
Selling of properties	$(544,859)	$(551,774)
Rental income & Management fee	13,973	75,263
Corporation (1)	(202,890)	(336,233)
Consolidated	$(733,775)	$(812,744)
Identifiable assets:

Selling of properties	$1,982	$125
Rental & management fee	50,761,960	51,197,464
Corporation (1)	9,367,983	11,764,668
Consolidated	$60,131,925	$62,962,257
Depreciation and amortization:
Selling of properties	$32,910	$41,172
Rental & management fee	754,792	724,106
Corporation (1)	5,038	5,769
Consolidated	$792,740	$771,047
Capital expenditures:
Selling of properties	$-	$-
Rental & management fee	-	(4,634)
Corporation (1)	1,159	-
Consolidated	$1,159	$(4,634)

(1). Unallocated loss from Operating income (loss) and Net income before provision for income taxes are primarily related to general corporate expenses.

12.        Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. The Company has a working capital deficit of $30,242,886 and $27,827,957 as of March 31, 2011 and December 31, 2010, respectively. In addition, the company has had net loss for the three months ended March 31, 2011 of $733,775. As the Company has limited cash flow from operations amounting to $56,842, its ability to maintain normal operations is dependent upon obtaining adequate cash to finance its overhead, sales and marketing activities. Additionally, in order for the Company to meet its financial obligations, including salaries, debt service and operations, it has maintained substantial short term bank loans that have historically been renewed each year. The Company’s ability to meet its cash requirements for the next twelve months largely depends on the bank loans that involve interest expense requirements that reduce the amount of cash we have for our operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company is in the process of obtaining informal assurance from our current lender that our short term loans will continue to be renewed and further opening dialog with the lender to convert the short term loans to long term loans. Additionally, the Company is assessing its ability to increase rental rates for its leasing business in order to generate additional revenue. Further, the Company is continuing to focus efforts on cost containment to reduce general and administrative expenses. With its relevant hands-on expertise, the Company also plans to expand operations to include property management.

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

Any statements in this discussion that are not historical facts are forward-looking statements that involve risks and uncertainties; actual results may differ from the forward-looking statements. Sentences or phrases that use such words as “believes”, “anticipates”, “plans”, “may”, “hopes”, “can”, “will”, “expects”, “is designed to”, “with the intent”, “potential” and others indicate forward-looking statements, but their absence does not mean that a statement is not forward-looking.  Factors that could have a material and adverse impact on actual results are described in our annual report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on April 15, 2011.  We do not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

     (3)  Results of Operations

Comparison of operations for the three month periods ended March 31, 2011 and 2010:

The Company incurred net loss of $733,775 for the three month period ended March 31, 2011, a decrease of $78,969, or 9.72%, from the same period in 2010.Components resulting in this decrease were discussed below.

Sales revenues decreased $78,447 or 4.38% from $1,790,350 for the three month period ended March 31, 2010 to $1,711,903 for the same period in 2011. In 2010, the Company sold the last real estate properties, and there were no real estate sales in the first quarter of 2011. The rental income increased $139,263 or 12.80% from $1,088,111 for the three month period ended March 31, 2010 to $1,227,374 for the same period in 2011. The Company raised the rental rates. There was also an increase in management fee income by $25,919 or 5.65% from $458,611 for the three month period ended March 31, 2010 to $484,530 for the same period in 2011.

Cost of revenue increased $28,542 or 1.84% from $1,550,257 for the three month period ended March 31, 2010 to $1,578,799 for the same period in 2010. The rental cost increased $39,570 or 4.09% to match the increase of the rental income. Management fee cost increased $222,806 from $349,696 for the three month period ended March 31, 2010 to $572,502 for the same period in 2011.

Selling expenses decreased $1,302 or 6.79% from $19,174 for the three month period ended March 31, 2010 to $17,872 for the same period in 2011. The main reason for this decrease was a reduction of compensation paid to salespersons.

General and administrative expenses increased $124,855 or 23.03%  from $542,119 for the three month period ended March 31, 2010 to $666,974 for the same period of 2011.

Depreciation expense decreased $25,409 or 54.13% from $46,941 for the three month period ended March 31, 2010 to $21,532 for the same period of 2011.

The Company transferred use rights in parking lots amounting to $281,067 during the first quarter of 2011 and there was little income of such for the three month period ended March 31, 2010.

Interest and finance costs had a slight increase of $14,362 from $478,378 for the three month period ended March 31, 2010 to $492,740 for the same period of 2011.

     (4)  Cash Flow Discussion

Net cash flows provided by operating activities for the three month period ended March 31, 2011 and 2010 were $56,842 and $67,700, respectively. The decrease amounted to $10,858.

Net cash flows used in financing activities for the first quarter of 2011 was $2,290,671, which was an interest bearing loan to a third party.

Net cash flows provided by investing activities were not significant.

     (5)  Liquidity and Capital Resources

Current liabilities exceeded current assets by $30,242,886 as of March 31, 2011. The Short Term Loans amounted to $20,127,361, about 67% of the working capital deficit. They were bank loans due in June and October, 2011, respectively, and secured by some of the Company’s real estate assets.It has become common practice in China, for banks and companies to renegotiate loan extensions on an annual basis.  This is driven by the ever changing banking regulatory environment and a situation where banks are becoming more conservative.

Under the circumstances, most lending banks have usually worked closely with borrowers for loan extension or restructuring within the administrative guidelines of the government. As State policies are issued outside the control of the banks in China and form part of the macro and micro-economic measures, many bankers and their customers work together to deal with the situation provided the borrowers are responsible and have good relations with the lenders.

     (6)  Contractual Obligations

The following table was a summary of the Company’s contractual obligations as of March 31, 2011:

	Total	Less than one year	1-3 Years	Thereafter
Short-Term Debt	$20,127,361	$20,127,361	$-	$-
Long-Term Debt			-	-
Amounts due to related parties	-	-	-	-
Construction commitments	-	-	-	-
Total Contractual Cash Obligations	$20,127,361	$20,127,361	$-	$-

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

In connection with the preparation of this report, Great China International’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Great China International’s disclosure controls and procedures were effective as of the end of the fiscal quarter on March 31, 2011, to ensure that information that is required to be disclosed by Great China International in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within Great China International to disclose information that is otherwise required to be set forth in its periodic reports.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended March 31, 2011, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 5.  Exhibits

Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document
31.1	31	The certification of chief executive officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	31	The certification of chief financial officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	32	The certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: May 16, 2011	By	/s/ Jiang Peng
Jiang Peng, Chairman of the Board
(Principal Executive Officer)

Date: May 16, 2011	By	/s/ Sun Dongqing
Sun Dongqing, Chief Financial Officer
(Principal Financial and Accounting Officer)