Form 10-Q
period 2011-06-30
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2011-08-15
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________   to ________________

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

State the number of shares outstanding of each of the issuer’s classes of common equity:  As of July 31, 2011, there were 11,759,966 shares of common stock outstanding.

FORM 10-Q
GREAT CHINA INTERNATIONAL HOLDINGS, INC.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010
(UNAUDITED)

	June 30, 2011	December 31, 2010

ASSETS

Current assets:
Cash and cash equivalents	$7,342,152	$9,584,071
Accounts receivable, net	173,645	17,816
Other receivable, net	150,681	195,436
Total current assets	7,666,479	9,797,323
Long-term loan receivable	2,413,553
Property and equipment, net	354,801	1,133,641
Rental property, net	49,674,708	49,436,381
Total assets	60,109,541	60,367,345

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$20,391,429	$19,969,697
Accounts payable	4,380,591	4,184,672
Accrued expenses	119,918	172,059
Other payable	2,064,334	2,047,904
Payable to disposed subsidiaries	812,478	795,674
Advances from buyers	1,098,331	1,263,290
Taxes payable	9,246,384	9,191,984
Total current liabilities	38,113,465	37,625,280

Total liabilities	38,113,465	37,625,280

Stockholders' equity:
Common stock, $.001 par value
50,000,000 shares authorized,
11,759,966 issued and outstanding
as of June 30, 2011 and Dec. 31, 2010	11,760	11,760
Additional paid in capital	4,566,156	4,566,156
Statutory reserve	638,128	638,128
Accumulated other comprehensive income	3,527,544	2,964,637
Retained earnings	13,252,489	14,561,384
Total stockholders' equity	21,996,077	22,742,065
Total liabilities and stockholders' equity	$60,109,541	$60,367,345

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME/(LOSS)
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	THREE MONTH ENDED		SIX MONTH ENDED
	JUNE 2011	JUNE 2010	JUNE 2011	JUNE 2010
Revenues
Real estate sales	-	$448,112	$-	$691,740
Rental income	1,350,866	1,061,164	2,578,240	2,149,275
Management fee income	504,637	465,857	989,167	924,468
Total revenues	1,855,503	1,975,133	3,567,407	3,765,483

Cost of revenues
Real estate cost	-	397,407	-	631,241
Rental cost	1,292,882	490,945	2,310,113	1,457,672
Management fee cost	258,565	532,357	831,067	882,053
Total cost	1,551,447	1,420,709	3,141,180	2,970,966
Gross profit	304,056	554,424	426,226	794,517

Operation expenses
Selling expenses	16,744	8,669	34,616	27,843
General and administrative expenses	321,283	365,661	988,307	907,780
Depreciation and amortization	42,691	47,851	53,239	94,792
Total operation expenses	380,717	422,181	1,076,162	1,030,415
Loss from operations	(76,662)	132,243	(649,935)	(235,898)

Other income (expense)
Disposal of parking lots income	107,787	-	388,857	-
Other income, net	53,076	65,318	104,246	99,093
Interest and finance costs	(659,322)	(498,069)	(1,152,063)	(976,447)
Total other income, net	(498,458)	(432,751)	(658,960)	(877,354)
Income (loss) before income taxes	(575,120)	(300,508)	(1,308,896)	(1,113,252)

Provision for income taxes	-	-	-	-
Net income (loss)	(575,120)	(300,508)	(1,308,896)	(1,113,252)
Other comprehensive income (loss):
Foreign currency translation adjustment	346,356	(71,503)	562,907	(36,390)
Comprehensive income (loss)	(228,764)	$(372,011)	$(745,988)	$(1,149,642)
Net income (loss) per share
Basic	(0.02)	$(0.03)	$(0.06)	$(0.09)
Diluted	(0.02)	$(0.03)	$(0.06)	$(0.09)
Weighted average number of shares outstanding
Basic	11,759,966	11,759,966	11,759,966	11,759,966
Diluted	11,759,966	11,759,966	11,759,966	11,759,966
The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	JUNE 30
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(1,308,896)	$(1,113,253)
Adjustments to reconcile net income (loss) to operating activities -
net cash provided by operating activities
Depreciation and amortization	1,574,097	1,552,465
Gain on disposal of parking lots	(388,857)	-
Deferred tax assets	-	-
Gain on interest expense waived	-	-
Gain on settlement of debt	-	-
Provision (recovery) for doubtful accounts	36,783	58,120
Loss on discontinued operations	-	-
Non-cash stock compensation expense	-	-
Loan closing costs	-	-

(Increase)/decrease in current assets:
Restricted cash	-	-
Accounts receivable and other receivable	(142,029)	(199,415)
Refunds due from contractors	-	-
Other receivable	-	-
Advances to suppliers	-	(399,404)
Prepaid expenses	-	-
Amounts due from related parties	-	-
Properties held for resale	-	623,031
Increase/(decrease) in current liabilities:
Accounts payable and accrued expenses	31,436	(1,782,607)
Deposits held	-	-
Advances from buyers	(189,257)	(284,281)
Income and other taxes payable	(32,646)	(22,490)
Net cash provided by operating activities from operations	(419,368)	(1,567,834)
Net cash used in operating activities from discontinue operations	-	-
Net cash provided by operating activities	$(419,368)	$(1,567,834)
Cash flows from investing activities:
Construction in progress	-	-
Purchases of property & equipment	1,618	(56,722)
Receivable from disposal of subsidiary	-	-
Sale of property & equipment	-	-
Proceeds from disposal of parking lots	388,857	-
Net cash provided by/(used in) investing activities from continuing operations	390,475	(56,722)
Net cash used in investing activities from discontinue operation	-	-
Net cash provided by/(used in) investing activities	$390,475	$(56,722)
Cash flows from financing activities:
Loan to third party	(2,383,563)	-
Loan repayments	-	-
Advances to directors and affiliated companies	-	-
Dividends	-	-
Proceeds from stock issuance, net of offering costs	-	-
Net cash used in financing activities from continuing operations	(2,383,563)	-
Net cash used in financing activities from discontinue operation	-	-
Net cash used in financing activities	$(2,383,563)	$-
Effect of exchange differences	$170,538	$(185,034)
Net increase /(decrease) in cash and cash equivalents	$(2,241,918)	$(1,809,591)
Cash and cash equivalents, beginning of period	$9,584,071	$9,933,271
Cash and cash equivalents, end of period	$7,342,152	$8,123,680
Supplemental disclosures of cash flow information:
Interest paid	$-	-
Income taxes	$-	$-
The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2011 AND 2010

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

2.           Summary of significant accounting policies

Unaudited Interim Financial Information - The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2010. The results of the six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2011.

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

Allowance for Doubtful Accounts – The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and other receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2011 and December 31, 2010, the Company reserved $3,585,759 and $3,478,443 respectively, for other receivable bad debt, and $575,608 and $560,383, respectively, for accounts receivable bad debt.

Real Estate Held for Development or Sale – The Company capitalizes as real estate held for development or sale, the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. As of the December 31, 2010, except the parking spaces, all the merchantable real estates of Qiyuan New Village, Peacock Garden, Chenglong Garden had been sold out. As of June 30, 2011 and December 31, 2010, real estate held for development or sale amounted to zero.

Properties held for rental – Properties include buildings held for rental and land use rights, which are being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over 20-26 years. As of June 30, 2011 and December 31, 2010, net property held for rental amounted to $49,674,708 and $49,436,381, respectively. Accumulated depreciation of rental properties amounted to $21,236,503 and $18,906,785, respectively, as of June 30, 2011 and December 31, 2010.

Property and equipment – Property and equipment is being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over useful lives as follows:

Buildings	8-26 years
Equipment	5 years
Automobile	5 years
Office furniture and fixtures	5 years

As of June 30, 2011 and December 31, 2010, Property, Plant & Equipment consist of the following:

	June 30, 2011	December 31, 2010
Building	$15,178	$1,119,091
Automobile	1,139,304	1,115,742
Office equipment & Furniture	540,592	530,178

	1,695,074	2,765,011

Accumulated depreciation	(1,340,273)	(1,631,370)

Property and equipment, net	$354,801	$1,133,641

The Company recorded depreciation expense relating to properties held for rental, as well as property and equipment amounting to $1,604,885 and $1,552,465 for the six month periods ended June 30, 2011 and 2010, respectively, among which, $53,239 and $94,792 were recorded as general and administrative expense, respectively.

Repairs and maintenance costs are normally charged to the statement of operations and other comprehensive income in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized as of June 30, 2011 and December 31, 2010, respectively.

As of June 30, 2011, fixed assets and rental property totaling $29,208,674 have been pledged for various bank loans totaling $20,391,429.

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

Other income

Other income consists of land leveling income, parking lot income, cleaning income and etc, of which land leveling income was a one-time service performed at the request of our customers. This income was  recognized as the services were performed and the settled amount has been paid in accordance with the terms of the agreement.

Earnings per share – Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

As of June 30, 2011 and December 31, 2010, respectively, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share as the effect of options outstanding at that time was anti- dilutive.

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

Statement of cash flows – In accordance with ASC 230 (Originally issued as SFAS No. 95), "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Recent accounting pronouncements – In January 2011, the FASB issued ASU 2011-01 an accounting pronouncement related to receivables (“FASB ASC Topic 310”). The amendments in this update temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.The new troubled debt restructurings pronouncement will not have any effect on the Company.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU 2011-04 attempts to improve the comparability of fair value measurements disclosed in financial statements prepared in accordance

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amendments provide an entity with an option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance is effective for fiscal years, and interim periods within those years beginning after December 15, 2011 and should be applied on a retrospective basis. As the amendments are limited to presentation only, the Company does not believe that this will have a material impact on its consolidated financial statements.
Reclassifications – Certain amounts in the 2010 financial statements may have been reclassified to conform to the 2011 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

3.           Long-term loan receivable

On March 28, 2011, the Company and Shenyang Landing Concrete Ltd. Company entered into a loan agreement, pursuant to which, the Company loaned to Shenyang Landing $2,413,553, which was due in two years on March 27, 2013.  The loan was interest bearing at a rate commensurate with bank loans for the same period.

4.           Accrued expenses

Accrued expenses consisted of the following as of June 30, 2011 and December 31, 2010, respectively:

	June 30, 2011	December 31, 2010
Payroll and welfare payable	$109,598	$108,502
Accrued expenses	10,320	63,557
Total	$119,918	$172,059

5.           Other payables

Other payables consist of the following as of June 30, 2011 and December 31, 2010, respectively:

	June 30, 2011	December 31, 2010
Customer guarantee deposit	$1,014,928	$1,086,931
Customer deposit for property decoration	20,554	16,341
Miscellaneous payable	1,028,852	944,632
Total	$2,064,334	$2,047,904

6.           Tax payables

Tax payables consist of the following as of June 30, 2011 and December 31, 2010, respectively:

	June 30, 2011	December 31, 2010
Income tax payable in Mainland China	$1,185,797	$1,161,273
Income tax payable in Hong Kong	5,049,321	5,049,321
Business tax	646,617	644,878
Land VAT payable	2,323,085	2,273,503
Other levies	41,564	63,009
Total	$9,246,384	$9,191,984

In 2007, the Company sold its interest in Loyal Best, a subsidiary of the Company, booking a gain and the corresponding income tax of $5,049,321. GCIH initially acquired Loyal Best to obtain land use right for development of real estate assets. The Company recorded the tax liability of $5,049,321 as of June 30, 2011 and December 31, 2010, respectively.

7.           Payable to disposed subsidiary

The Company had a payable to a disposed subsidiary, Loyal Best Property Development Limited, amounting to $10,494,449 as of December 31, 2007.

Subsequently, the Company paid $9,725,112 to Loyal Best during 2008 and had a balance due as of June 30, 2011 and December 31, 2010 in the amount of $812,478 and $795,674, respectively.

8.           Short-term loans

Short-term loans as of June 30, 2011 and December 31, 2010 consist of the following:

Nature	Due on	Interest per Annum	June 30, 2011
Bank loan	10-13-2011	10.395%	$14,202,831
Bank loan	6-12-2012	8.775%	6,188,598
Total			$20,391,429

Nature	Due on	Interest per Annum	December 31, 2010
Bank loan	10-13-2011	10.395%	$13,909,091
Bank loan	6-12-2011	8.775%	6,060,606
Total			$19,969,697

The above loans are secured by rental properties the Company owns.

For the six month periods ended June 30, 2011 and 2010, the Company incurred interest and finance costs amounting to $1,152,063 and $976,477respectively.

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

The Company did not contribute to statutory reserve for the six month periods ended June 30, 2011 and 2010, respectively, due to the net loss incurred for its Chinese operation.

10.        Income tax

The Company is registered in the State of Nevada and has operations in primarily three tax jurisdictions – the People’s Republic of China, Hong Kong and the United States. For operation in the US, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of June 30, 2011. Accordingly, the Company has no net deferred tax assets.

The provision for income taxes from continuing operations on income consists of the following for the years ended June 30, 2011 and December 31, 2010, respectively:

For the Six Months Ended June 30,
	2011	2010
US current income tax expense (benefit)
Federal	$-	$-
State	-	-
HK current income tax expense	-	-
PRC current income tax expense (benefit)	-	-
Total provision for income tax	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	June 30, 2011	June 30, 2010
Tax expense (credit) at statutory rate - federal	35%	35%
State tax expense net of federal tax	0%	0%
Changes in valuation allowance	(35%)	(35%)
Foreign income tax - HK	16.5%	16.5%
Valuation allowance	(16.5%)	(16.5%)
Foreign income tax expense - PRC	25%	25%
Tax expense at actual tax rate	25%	25%

United States of America

As of June 30, 2011, the Company in the United States had approximately $724,450 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at June 30, 2011 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in the US as of June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
Net operation loss carry forward	$(724,450)	$(696,357)
Total deferred tax assets	253,558	243,725
Less: valuation allowance	(253,558)	(243,725)
Net deferred tax assets	-	-
Change in valuation allowance	$(9,833)	$(38,786)

Hong Kong

As of June 30, 2011, the Company in Hong Kong had approximately $154,115 in net operating loss carry forwards available to offset future taxable income. There is no time limit for the losses to carry forward. The deferred tax assets for the Hong Kong entities at June 30, 2011 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in Hong Kong as of June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
Net operation loss carry forward	$(154,115)	$(151,758)
Total deferred tax assets	25,429	25,040
Less: valuation allowance	(25,429)	(25,040)
Net deferred tax assets	-	-
Change in valuation allowance	$(389)	$(648)

People’s Republic of China (PRC)

Pursuant to the PRC Income Tax Laws, the Company’s subsidiary is generally subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 25% since January 1, 2008. The Company’s applicable EIT rate under new EIT law is 25% which was approved by local Tax department.

As of June 30, 2011 and 2010, the Company’s PRC subsidiary had net operating loss carry forwards which can be carried forward 5 years to offset future taxable income. The deferred tax assets for Shenyang Maryland on June 30, 2011 consist mainly of net operating loss carry forwards and they were fully reserved as the management believes they are more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the net deferred tax assets for operation in PRC as of June 30, 2011 and December 31, 2010, respectively.

	June 30, 2011	December 31, 2010
Net operation loss carry forward	$(9,221,392)	$(7,942,947)
Total deferred tax assets	2,305,348	1,985,737
Less: valuation allowance	(2,305,348)	(1,985,737)
Net deferred tax assets	-	-
Change in valuation allowance	$(319,611)	$(762,862)

Aggregate net deferred tax assets

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of June 30, 2011 and December 31, 2010, respectively.

	June 30, 2011	December 31, 2010
Aggregate
Total deferred tax assets	$2,584335	$2,254,502
Less: valuation allowance	(2,584,335)	(2,254,502)
Change in valuation allowance	$(329,833)	$(802,296)

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

During the years ended June 30, 2011 and 2010, the Company is organized into two main business segments: (1) Property for sale, and (2) Rental income and Income of management fee of commercial buildings. The following table presents a summary of operating information and certain year-end balance sheet information as of June 30, 2011 and 2010, respectively.

	6-30-2011	6-30-2010
Revenues from unaffiliated customers:
Selling of properties	$-	$691,740
Rental income & Management fee	3,567,407	3,073,742
Consolidated	$3,567,407	$3,765,482
Operating income (loss):
Selling of properties	$(103,534)	$(4,904)
Rental income & Management fee	203,050	355,178
Corporation (1)	(749,451)	(586,174)
Consolidated	$(649,935)	$(235,899)
Net income (loss) before taxes:
Selling of properties	$(1,255,597)	$(981,351)
Rental income & Management fee	203,050	355,178
Corporation (1)	(256,348)	(487,081)
Consolidated	$(1,308,896)	$(1,113,253)
Identifiable assets:
Selling of properties	$2,308	$7,543
Rental & management fee	50,551,312	51,116,663
Corporation (1)	9,555,921	9,560,882
Consolidated	$60,109,541	$60,685,088
Depreciation and amortization:
Selling of properties	$32,910	$83,251
Rental & management fee	754,792	1,457,672
Corporation (1)	5,038	11,541
Consolidated	$792,740	$1,552,465
Capital expenditures:
Selling of properties	$-	$-
Rental & management fee	-	57,996
Corporation (1)	1,159
Consolidated	$1,159	$57,996
(1). Unallocated loss from Operating income (loss) and Net income before provision for income taxes are primarily related to general corporate expenses.

12.        Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. The Company has a working capital deficit of $30,446,986 and $27,827,957 as of June 30, 2011 and December 31, 2010, respectively. In addition, the Company has had net loss for the six months ended June 30, 2011 of $1,308,896. As the Company has limited cash flow from operations, its ability to maintain normal operations is dependent upon obtaining adequate cash to finance its overhead, sales and marketing activities. Additionally, in order for the Company to meet its financial obligations, including salaries, debt service and operations, it has maintained substantial short term bank loans that have historically been renewed each year. The Company’s ability to meet its cash requirements for the next twelve months largely depends on the bank loans that involve interest expense requirements that reduce the amount of cash we have for our operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

     (3)  Results of Operations

Comparison of operations for the six month periods ended June 30, 2011 and 2010:

The Company incurred net loss of $1,308,896 for the six month period ended June 30, 2011, a decrease of $195,644, or 17.57%, from the same period in 2010. Components resulting in this decrease are discussed below.

Sales revenues decreased $198,076 or 5.26% from $3,765,483 for the six month period ended June 30, 2010 to $3,567,407 for the same period in 2011. In 2010, the Company sold the last real estate properties, and there were no real estate sales in the first half year of 2011. The rental income increased $428,965 or 19.96% from $2,149,275 for the six month period ended June 30, 2010 to $2,578,240 for the same period in 2011. The Company raised the rental rates. There was also an increase in management fee income by $64,699 or 7% from $924,468 for the six month period ended June 30, 2010 to $989,167 for the same period in 2011.

Cost of revenue increased $170,214 or 5.73% from $2,970,966 for the six month period ended June 30, 2010 to $3,141,180 for the same period in 2010. The rental cost increased $852,440 or 58.48% to match the increase of the rental income. Management fee cost decreased $50,985 from $882,053 for the six month period ended June 30, 2010 to $831,067 for the same period in 2011.

Selling expenses increased $6,773 or 24.32% from $27,843 for the six month period ended June 30, 2010 to $34,616 for the same period in 2011. The main reason for this increase was an increase in promotion activity.

General and administrative expenses increased $80,527 or 8.87% from $907,780 for the six month period ended June 30, 2010 to $988,307 for the same period of 2011.

Depreciation expense decreased by $41,553 or 43.84% from $94,792 for the six month period ended June 30, 2010 to $53,239 for the same period of 2011.

The Company transferred use rights in parking lots amounting to $388,857 during the first half year of 2011 and there was little income of such for the same period ended June 30, 2010.

Interest and finance costs had a slight increase of $175,616 from $976,477 for the six month period ended June 30, 2010 to $1,152,063 for the same period of 2011.

     (4)  Cash Flow Discussion

Net cash flows provided by operating activities for the six month period ended June 30, 2011 and 2010 were negative $30,511 and $1,567,834, respectively. The increase amounted to $1,537,323 or 98.05% this big change due to the loan to third party reclassified from accounts payable, the amount is $2,383,563.

Net cash flows used in financing activities for the year of 2011 was $2,383,563, which was an interest bearing loan to a third party.

Net cash flows provided by investing activities were not significant.

     (5)  Liquidity and Capital Resources

Current liabilities exceeded current assets by $30,446,986 as of June 30, 2011. The Short Term Loans amounted to $20,391,429, about 67% of the working capital deficit. They were bank loans due in June 2012 and October 2011, respectively, and secured by some of the Company’s real estate assets. It has become common practice in China, for banks and companies to renegotiate loan extensions on an annual basis.  This is driven by the ever changing banking regulatory environment and a situation where banks are becoming more conservative.

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

     (6)  Contractual Obligations

The following table was a summary of the Company’s contractual obligations as of June 30, 2011:

	Total	Less than one year	1-3 Years	Thereafter
Short-Term Debt	$20,391,429	$20,391,429	$-	$-
Long-Term Debt			-	-
Amounts due to related parties	-	-	-	-
Construction commitments	-	-	-	-
Total Contractual Cash Obligations	$20,391,429	$20,391,429	$-	$-

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

In connection with the preparation of this report, Great China International’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Great China International’s disclosure controls and procedures were effective as of the end of the fiscal quarter on June 30, 2011, to ensure that information that is required to be disclosed by Great China International in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within Great China International to disclose information that is otherwise required to be set forth in its periodic reports.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended June 30, 2011, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document
31.1	31	The certification of chief executive officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.1	31	The certification of chief financial officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	32	The certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: August 15, 2011	By	/s/ Jiang Peng
Jiang Peng, Chairman of the Board
(Principal Executive Officer)

Date: August 15, 2011	By	/s/ Sun Dongqing
Sun Dongqing, Chief Financial Officer
(Principal Financial and Accounting Officer)