Form 10-Q
period 2011-09-30
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2011-11-14
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(UNAUDITED)

	September 30, 2011	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$8,242,912	$9,584,071
Accounts receivable, net	179,228	17,816
Other receivable, net	169,471	195,436
	8,591,611	9,797,323
Long-term loan receivable	2,445,908	-
Property and equipment, net
Less accumulated depreciation	334,646	1,133,641
Rental property, net	49,550,565	49,436,381
Total assets	$60,922,731	$60,367,345

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$6,271,558	$19,969,697
Accounts payable	4,439,328	4,184,672
Accrued expenses	217,808	172,059
Other payable	2,088,263	2,047,904
Payable to disposed subsidiaries	823,369	795,674
Advances from buyers	1,106,913	1,263,290
Taxes payable	9,312,814	9,191,984
Total current liabilities	24,260,053	37,625,280

Long term debt, net	14,393,227	-
Total liabilities	38,653,280	37,625,280
Stockholders' equity:
Common stock, $.001 par value 50,000,000
shares authorized, 11,759,966 issued and
outstanding as of September 30, 2011 and December 31, 2010	11,760	11,760
Additional paid in capital	4,566,156	4,566,156
Statutory reserve	638,128	638,128
Accumulated other comprehensive income	3,893,580	2,964,637
Retained earnings	13,159,827	14,561,384
Total stockholders' equity	22,269,451	22,742,065
Total liabilities and stockholders' equity	$60,922,731	$60,367,345

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME/(LOSS)
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPEMBER 30, 2011 AND 2010
(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Revenues:
Real estate sales	$-	$386,455	$-	$1,078,195
Rental income	1,291,349	1,091,452	3,869,589	3,240,727
Management fee income	502,300	470,120	1,491,467	1,394,587
Total revenues	1,793,649	1,948,027	5,361,056	5,713,509
Cost of revenues:
Real estate cost	-	116,247	-	747,488
Rental cost	1,107,951	1,409,514	3,418,064	2,867,186
Management fee cost	362,346	10,560	1,193,414	993,550
Total cost of revenue	1,470,298	1,536,321	4,611,478	4,608,225

Gross profit	323,351	411,706	749,578	1,105,284

Operating expenses:
Selling expenses	24,280	13,625	58,896	41,468
General and administrative expenses	354,490	869,871	1,342,797	1,676,713
Depreciation and amortization	26,045	51,829	79,284	146,622
Total operating expenses	404,815	935,325	1,480,977	1,864,803

Loss from operations	(81,463)	(523,620)	(731,399)	(759,520)

Other income (expense):
Land leveling income	-	212,646	-	212,646
Disposal of parking lots income	439,181	-	828,038	-
Other income, net	57,048	19,416	161,294	118,509
Interest and finance costs	(507,427)	(460,349)	(1,659,490)	(1,436,796)
Total other income, net	(11,198)	(228,287)	(670,158)	(1,105,641)

Loss before income taxes	(92,662)	(751,907)	(1,401,558)	(1,865,161)

Net loss	(92,662)	(751,907)	(1,401,558)	(1,865,161)

Other comprehensive income	366,036	382,618	928,943	346,228

Comprehensive (loss) income	$273,374	$(369,290)	$(472,614)	$(1,518,933)

Net (loss) income per share:
Basic and diluted	$0.02	$(0.03)	$(0.04)	$(0.13)

Weighted average number of shares outstanding:
Basic and diluted	11,759,966	11,759,966	11,759,966	11,759,966

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)
	Nine Months Ended September 30
	2011	2010

Cash flows from operating activities:
Net loss	$(1,401,558)	$(1,865,161)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities
Depreciation and amortization	2,456,928	2,362,934
Gain on disposal of parking lots	(828,038)	-
Provision for doubtful accounts	37,004	108,682
(Increase) decrease in current assets:
Accounts receivable and other receivable	(168,663)	(427,956)
Advances to suppliers	6,148	40,247
Properties held for resale	-	852,005
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	126,698	(1,700,668)
Advances from buyers	(196,415)	(166,215)
Income and other taxes payable	(22,857)	(42,279)

Net cash provided by (used in) operating activities	9,247	(838,411)

Cash flows from investing activities:
Purchases of property & equipment	-	(68,691)
Proceeds from disposal of parking lots	832,039	-

Net cash provided by (used in) investing activities	832,039	(68,691)

Cash flows from financing activities:
Loan to third party	(2,397,883)	-

Net cash used in financing activities	(2,397,883)	-

Effect of exchange rate	215,438	(101,624)

Net decrease in cash and cash equivalents	(1,341,159)	(1,008,725)

Cash and cash equivalents, beginning of period	9,584,071	9,933,271

Cash and cash equivalents, end of period	$8,242,912	$8,924,546

Supplemental disclosures of cash flow information:
Interest paid	$1,698,808	$1,514,787
Income taxes	$-	$-

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTH PERIODS ENDED SEP 30, 2011 AND 2010

1.	Description of business

Great China International Holdings, Inc., (the “Company”) was incorporated in the State of Nevada on December 4, 1987, under the name of Quantus Capital, Inc. The Company, through its various subsidiaries, is engaged in commercial and residential real estate leasing, management, consulting, investment, development and sales in the city of Shenyang, Liaoning Province, in the People’ Republic of China (“PRC”).

2.	Summary of significant accounting policies

Accounting Principles

In the opinion of management, the accompanying balance sheets and related interim statements of income and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s 2010 Form 10-K filed on April 15, 2011 with the U.S. Securities and Exchange Commission.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances within the Company are eliminated in consolidation.

Use of estimates

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

Foreign currency translation

The Company uses the United States dollar for financial reporting purposes. The Company’s subsidiaries maintain their books and records in their functional currency - Chinese Yuan Renminbi (CNY), being the primary currency of the economic environment in which their operations are conducted. All assets and liabilities are translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement and statement of cash flows items are translated at the average exchange rate for the period. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet. The resulting translation adjustments are reported under other comprehensive as a component of shareholders’ equity.

Cash and cash equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Allowance for doubtful accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and other receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2011 and December 31, 2010, the Company reserved $3,637,263 and $3,478,443 respectively, for other receivable bad debt, and $579,889 and $560,383, respectively, for accounts receivable bad debt.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTH PERIODS ENDED SEP 30, 2011 AND 2010

Property and equipment

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

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized as of September 30, 2011 and December 31, 2010, respectively.

Real estate held for development or sale

The Company capitalizes as real estate held for development or sale, the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. As of the December 31, 2010, except the parking spaces, all the merchantable real estates of Qiyuan New Village, Peacock Garden, Chenglong Garden had been sold. As of September 30, 2011 and December 31, 2010, real estate held for development or sale amounted to zero.

Properties held for rental

Properties include buildings held for rental and land use rights, which are being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over 20-26 years. As of September 30, 2011 and December 31, 2010, net property held for rental amounted to $49,550,565 and $49,436,381, respectively. Accumulated depreciation of rental properties amounted to $22,307,411 as of September 30, 2011 and $18,906,785 as of December 31, 2010.

Revenue recognition

Real estate sales – Revenue from the sales of development properties is recognized by the full accrual method when the sale is consummated. A sale is not considered consummated until (1) the parties are bound by the terms of a contract, (2) all consideration has been exchanged, (3) any permanent financing of which the seller is responsible has been arranged, (4) all conditions precedent to closing have been performed, (5) the seller does not have substantial continuing involvement with the property, and (6) the usual risks and rewards of ownership have been transferred to the buyer. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a deposit liability.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTH PERIODS ENDED SEP 30, 2011 AND 2010

Rental income and management fee income – The Company recognizes the rental income on the straight-line basis over the terms of the tenancy agreements. The management fee, including the service fee mainly for property management, maintenance and repair, and security, is recognized quarterly over the terms of the tenancy agreements.

Real estate capitalization and cost allocation – Real estate held for development or sale is stated at cost or estimated net realizable value, whichever is lower. Costs include land and land improvements, direct construction costs and development costs, including predevelopment costs, interest on indebtedness, real estate taxes, insurance, construction overhead and indirect project costs. Selling and advertising costs are expensed as incurred. Total estimated costs of multi-unit developments are allocated to individual units based upon specific identification methods.

Impairment – If real estate is determined to be impaired, it will be written down to its fair market value. Real estate held for development or sale costs include the cost of land use rights, land development and home construction costs, engineering costs, insurance costs, wages, real estate taxes, and interest related to development and construction. All costs are accumulated by specific projects and allocated to residential and commercial units within the respective projects. The Company leases the land for the residential unit sites under land use rights with various terms from the government of the PRC. The Company evaluates the carrying value for impairment based on the undiscounted future cash flows of the assets. Write-downs of inventory deemed impaired would be recorded as adjustments to the cost basis. No depreciation is provided for construction in progress.

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

As of September 30, 2011 and December 31, 2010, respectively, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share as the effect of options outstanding at that time was anti- dilutive.

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

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the difference are expected to affect taxable income.

The Company records a valuation allowance for deferred tax assets, if any, based on its estimates of its future taxable income as well as its tax planning strategies when it is more likely than not that a portion or all of its deferred tax assets will not be realized.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTH PERIODS ENDED SEP 30, 2011 AND 2010

Concentrations of business and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents, accounts receivable and other receivables arising from its normal business activities. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions. The Company maintains large sums of cash in two major banks in China. The aggregate balance in such accounts as of September 30, 2011 was $ 7,950,017.77. There is no insurance securing these deposits in China. The Company has a diversified customer base, most of which are in China.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. The Company has a working capital deficit of $15,668,442 and $27,827,957 as of September 30, 2011 and December 31, 2010, respectively. In addition, the Company recognized a net loss for the nine months ended September 30, 2011 of $1,401,558. As the Company has limited cash flow from operations, its ability to maintain normal operations is dependent upon obtaining adequate cash to finance its overhead, sales and marketing activities. Additionally, in order for the Company to meet its financial obligations, including salaries, debt service and operations, it has maintained substantial short term bank loans that have historically been renewed each year. The Company’s ability to meet its cash requirements for the next twelve months largely depends on the bank loans that involve interest expense requirements that reduce the amount of cash we have for our operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTH PERIODS ENDED SEP 30, 2011 AND 2010

4.	Long-term loan receivable

On March 28, 2011, the Company and Shenyang Landing Concrete Ltd. Company entered into a loan agreement, pursuant to which, the Company loaned to Shenyang Landing $2,445,908, which was due in two years on March 27, 2013.  The loan was interest bearing at a rate commensurate with bank loans for the same period.

5.	Property and equipment

Property, Plant & Equipment consisted of the following:

	September 30, 2011	December 31, 2010
Building	$15,381	$1,119,091
Automobile	1,154,578	1,115,742
Office equipment & Furniture	548,258	530,178
	1,718,217	2,765,011
Accumulated depreciation	(1,383,571)	(1,631,370)
Property and equipment, net	$334,646	$1,133,641

The Company recorded depreciation expense relating to properties held for rental, as well as property and equipment amounting to $2,456,928 and $2,362,934 for the nine month periods ended September 30, 2011 and 2010, respectively, of which, $79,284 and $146,622 were recorded as general and administrative expense, respectively.

As of September 30, 2011, fixed assets and rental property totaling $29,596,575 were pledged as security for various bank loans totaling $20,664,785.

6.	Accrued expenses

Accrued expenses consisted of the following:

	September 30, 2011	December 31, 2010
Payroll and welfare payable	$110,860	$108,502
Accrued expenses	106,948	63,557
Total	$217,808	$172,059

7.	Other payables

Other payables consisted of the following:

	September 30, 2011	December 31, 2010
Customer guarantee deposit	$1,014,924	$1,086,931
Customer deposit for property decoration	16,439	16,341
Miscellaneous payable	1,056,900	944,632
Total	$2,088,263	$2,047,904

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTH PERIODS ENDED SEP 30, 2011 AND 2010

8.	Tax payables

Tax payables consisted of the following:

	September 30, 2011	December 31, 2010
Income tax payable in Mainland China	$1,201,693	$1,161,273
Income tax payable in Hong Kong	5,049,321	5,049,321
Business tax	666,132	644,878
Land VAT payable	2,355,883	2,273,503
Other levies	39,785	63,009
Total	$9,312,814	$9,191,984

In 2007, the Company sold its interest in Loyal Best, a subsidiary of the Company, booking a gain and the corresponding income tax of $5,049,321. GCIH initially acquired Loyal Best to obtain land use rights for development of real estate assets.

9.	Payable to disposed subsidiary

The Company had a payable to a disposed subsidiary, Loyal Best Property Development Limited, amounting to $10,494,449 as of December 31, 2007.

Subsequently, the Company paid $9,725,112 to Loyal Best during 2008 and had a balance due as of September 30, 2011 and December 31, 2010 in the amount of $823,369 and $795,674, respectively.

10.	Loan Payable

Loans payable (including accrued interest) consisted of the following:

Nature	Due on	Interest per Annum	September 30, 2011	December 31, 2010
Bank loan	6-12-2012	8.775%	$6,271,558	$6,060,606
Bank loan	10-13-2012	10.395%	14,393,227	13,909,091
			20,664,785	19,969,697
Less current portion			6,271,558	(19,969,697)
			$14,393,227	$-

The above loans are secured by Company rental properties.

As of  September 30, 2011 and December 31, 2010, the Company’s accrued  interest amounted to $1,698,808 and $2,281,518 respectively.

11.	Statutory reserve

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

The Company did not contribute to statutory reserve for the nine month periods ended September 30, 2011 and 2010, respectively, due to the net loss incurred for its Chinese operation.

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

During the years ended September 30, 2011 and 2010, the Company was organized into two main business segments: (1) Property for sale, and (2) Rental income and Income of management fee of commercial buildings. The following table presents a summary of operating information and certain year-end balance sheet information as of September 30, 2011 and 2010, respectively.

	9-30-2011	9-30-2010
Revenues from unaffiliated customers:
Selling of properties	$-	$1,078,195
Rental income & Management fee	5,361,056	4,635,314
Consolidated	$5,361,056	$5,713,509
Operating income (loss):
Selling of properties	$(104,635)	$96,438
Rental income & Management fee	390,148	480,239
Corporation (1)	(1,016,912)	(1,336,196)
Consolidated	$(731,399)	$(759,520)
Net income (loss) before taxes:
Selling of properties	$(1,764,125)	$(1,340,358)
Rental income & Management fee	390,148	480,239
Corporation (1)	(27,581)	(1,005,041)
Consolidated	$(1,401,558)	$(1,865,161)
Identifiable assets:
Selling of properties	$2,277	$157
Rental & management fee	50,321,312	51,148,449
Corporation (1)	10,508,463	9,777,616
Consolidated	$60,832,052	$60,926,222
Depreciation and amortization:
Selling of properties	$79,284	$129,061
Rental & management fee	2,358,669	2,216,312
Corporation (1)	18,975	17,561
Consolidated	$2,456,928	$2,362,934
Capital expenditures:
Selling of properties	$-	$-
Rental & management fee	14,232	57,996
Consolidated	$14,232	$57,996

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

(3)  Results of Operations

Comparison of operations for the nine month periods ended September 30, 2011 and 2010:

The Company incurred a net loss of $1,401,558 for the nine month period ended September 30, 2011, a decrease of $463,603, or 24.86%, from the same period in 2010. Components resulting in this decrease are discussed below.

Sales revenues decreased $352,453 or 6.17% from $5,713,509 for the nine month period ended September 30, 2010 to $5,361,056 for the same period in 2011. In 2010, the Company sold the last real estate properties, and there were no real estate sales in the year of 2011, which resulted in a decrease in sales revenue of $1,078,195. But the rental income increased $628,862 or 19.40% from $3,240,727 for the nine month period ended September 30, 2010 to $3,869,589 for the same period in 2011, which is largely attributable to the Company increasing rental rates. There was also an increase in management fee income by $96,880 or 6.95% from $1,394,587 for the nine month period ended September 30, 2010 to $1,491,467 for the same period in 2011.

Cost of revenue increased by $3,253 or 0.07% from $4,608,225 for the nine month period ended September 30, 2010 to $4,611,478 for the same period in 2011. The rental cost increased $550,878 or 19.21% mainly due to the Company redecorating rental space to make it more attractive and convenient for lessees. Management fee cost increased $199,864 or 20.12% from $993,550 for the nine month period ended September 30, 2010 to $1,193,414 for the same period in 2011, which was a result of increased maintenance, water and power fees with total of $174,656.

Selling expenses increased $17,428 or 42.03% from $41,468 for the nine month period ended September 30, 2010 to $58,896 for the same period in 2011. The main reason for this increase was an increase in promotion activities and increases in salary and bonus of salesmen during 2011.

General and administrative expenses decreased $333,916 or 19.91% from $1,676,713 for the nine month period ended September 30, 2010 to $1,342,797 for the same period of 2011, the decrease due from the charge for advertising decreased for the same period of 2011 compared with 2010.

Depreciation expense decreased by $67,338 or 45.93% from $146,622 for the nine month period ended September 30, 2010 to $79,284 for the same period of 2011.This decrease was due to a reclassification of assets.

The Company earned $212,646 from land leveling business during the nine months September 30, 2010, but there was no such business during the same period of 2011.

The Company transferred use rights in parking lots amounting to $828,038 during the first nine months of 2011 and there was no such income for the same period in 2010.

Interest and finance costs increased by $222,694 from $1,436,796 for the nine month period ended September 30, 2010 to $1,659,490 for the same period of 2011, which is primarily a result of the decrease of exchange rates over the past 12 months.

(4)  Cash Flow Discussion

Net cash flows provided by operating activities for the nine month period ended September 30, 2011 and 2010 were $9,247 and negative $838,411, respectively. The increase amounted to $847,658 or 101.10% this significant change  was due to the payment for commission payable in 2010.

Net cash flows used in financing activities for the year of 2011 was $2,397,883, which was an interest bearing loan to a third party.

Net cash flows provided by investing activities were not significant.

(5)  Liquidity and Capital Resources

Current liabilities exceeded current assets by $15,668,441 as of September 30, 2011. The Short Term Loans amounted to $6,271,558, about 40% of the working capital deficit. They were bank loans due in June 2012 and October 2012, respectively, and secured by some of the Company’s real estate assets. It has become common practice in China, for banks and companies to renegotiate loan extensions on an annual basis.  This is driven by the ever changing banking regulatory environment and a situation where banks are becoming more conservative.

Under the circumstances, most lending banks have usually worked closely with borrowers for loan extension or restructuring within the administrative guidelines of the government. As State policies are issued outside the control of the banks in China and form part of the macro and micro-economic measures, many bankers and their customers work together to deal with the situation provided the borrowers are responsible.

(6)  Contractual Obligations

The following table was a summary of the Company’s contractual obligations as of September 30, 2011:

	Total	Less than one year	1-3 Years	Thereafter
Short-Term Debt	$6,271,558	$6,271,558	$-	$-
Long-Term Debt	14,393,227	-	14,393,227	-
Amounts due to related parties	-	-	-	-
Construction commitments	-	-	-	-
Total Contractual Cash Obligations	$20,664,785	$6,271,558	$14,393,227	$-

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

In connection with the preparation of this report, Great China International’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Great China International’s disclosure controls and procedures were effective as of the end of the fiscal quarter on September 30, 2011, to ensure that information that is required to be disclosed by Great China International in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within Great China International to disclose information that is otherwise required to be set forth in its periodic reports.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended September 30, 2011, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document
31.1	31	The certification of chief executive officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.1	31	The certification of chief financial officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	32	The certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: November 14, 2011	By	/s/ Jiang Peng
Jiang Peng, Chairman of the Board
(Principal Executive Officer)

Date: November 14, 2011	By	/s/ Sun Dongqing
Sun Dongqing, Chief Financial Officer
(Principal Financial and Accounting Officer)