Form 10-K
period 2011-12-31
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2012-05-15
CIK 828878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
☐  Large accelerated filer  ☐  Accelerated filer   ☐  Non-accelerated filer   ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates on June 30, 2011, based on the average bid and asked prices on that day was $365,147. As of March 31, 2012, the Registrant had outstanding 11,759,966 shares of common stock, par value $0.001.

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

This annual report contains forward-looking statements, many assuming that the Company resolves its outstanding debt obligations and is able to continue as a going concern, including statements regarding, among other things, (a) negotiating settlement of our outstanding debt obligations, (b) our plans for developing or participating in the development of real estate projects, (c) our opportunities for participating in new real estate projects, (d) our growth strategies, (e) anticipated trends in our industry, (f) our future financing plans, (g) our anticipated need for working capital, (h) the impact of governmental regulation of the real estate industry in China, and (i) the availability of labor and materials for project development.  These statements may be found under Item 1. “Business,” “Item 2. Properties” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this annual report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors and matters described in this annual report.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will in fact occur.

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

The Company is currently focused primarily on real estate leasing, management, and consulting activities in the city of Shenyang.  There are no development projects underway at this time and no development projects were implemented during 2011.  As a result of these circumstances, the Company focused on leasing, property management and consulting work.  For the year ended December 31, 2011, revenue from rental income and management fees constituted 100% of total revenue from operations. For the year ended December 31, 2010, revenue from rental income and management fees constituted 84.93% of total revenue from operations, and sales of properties constituted 15.07% of total revenue.

Leasing and Management Services

Our leasing and management services were conducted in 2011 primarily with respect to real estate projects we developed in prior years.  The following is a description of those projects.

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

When the President Building was built, it was one of the few commercial buildings in Shenyang that was positioned as premium commercial building.  Over the years, a number of commercial buildings were built to fulfill an increasing demand.  The President Building maintains its competitiveness mainly with its strong location at the financial center of Shenyang.  Tenant satisfaction is closely monitored and maintained through surveys and regular networking meetings.  Though minor renovations are ongoing in the Building, we anticipate no major renovations in the near future.  The aggregate occupancy rate for the two towers at the end of 2010 and 2011 was 98.5% and 98.4%, respectively, ranked among the highest in Shenyang.  The tenants as a whole are engaged in a variety of businesses, including real estate, foreign trade, investment, insurance, e-commerce, media, advertisement, and heath care.

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

City of Shenyang

Shenyang is a city of approximately 8.1 million people in Liaoning Province, located in northeastern China (Manchuria), approximately 435 miles northwest of Beijing. The largest city in northeast China, Shenyang is the economic, cultural, transportation and trade center of the region, there being eight industrial cities within a 150-kilometer radius of Shenyang. Shenyang’s Taoxian International Airport is the largest airport in northeast China, and the city also has developed railway and expressway networks.  Shenyang is comprised of the following districts: (i) Heping District, better known as “Downtown”; (ii) Shen He District, just east of Downtown; (iii) Huang Gu District, situated directly north of Downtown; (iv) Da Dong District, located northeast of Downtown; (v) Tie Xi District; (vi) Yu Hong District; (vii) Dong Ling District; (viii) Su Jia Tun District; (ix) Hun Nan New District; and (x)  Shen Bei New District.

Shenyang is rich in industrial resources. Manufactures include heavy machinery, tractors, motor vehicles, cables, machine tools (Shenyang has one of the largest machine-tool plants in China), transformers, textiles, chemicals, paper products, medicines, and cement. Copper, zinc, and lead are also smelted in the city. Shenyang is also the seat of Liaoning University, Northeastern University, China Medical University, Shenyang Conservatory of Music, and numerous other specialized institutes. In 2011, the GDP in Shenyang increased by 12.6%, which is 3.4% higher than the national GDP.

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

In 2011, consumer spending in Shenyang reached RMB 241.76 billion, an increase of 17% over the prior year.  We believe this indicates Shenyang is a growing urban area with a consumer base that can sustain robust residential and commercial real estate development, sales, leasing and management.  Though the current global economic slowdown has had an impact on China and Shenyang, we believe Shenyang will continue to develop at a pace faster than that of the national average.

Employees

The Company currently has 154 employees, 25 of whom are engaged in administration activities, and 129 of whom are engaged in property management activities.

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

ITEM 1B.           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.              PROPERTIES

General

The Company, through Shenyang Maryland, previously developed five real estate projects located in the city of Shenyang in which it was either selling and/or leasing units or space.

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

●
Chenglong Garden, situated in Shenyang Huang Gu District, comprises 12 blocks of modern apartments consisting of 865 residential apartments, a number of retail shops and ancillary facilities including basement car parking facilities and parks.  As of December 31, 2010, all 865 residential units were sold, and approximately 3,198 square meters of commercial space has been leased.

●	Qiyun New Village is situated along the Nanyun Riverside and consists of 347 residential units, all of which were sold as of December 31, 2010.

●
Peacock Garden is situated in Shenyang City, Heping North Street, is in the commercial district of Shenyang, and is comprised of 197 low-density residential apartments, all of which were sold as of December 31, 2010.

●	The Maryland Building consists of 12,858 square meters, of which 11,310 have been sold and the remaining 1,548 square meters are held for leasing purposes.

	President Building	Peacock Garden	Chenglong Garden	Maryland Building	Qiyun New Village

Construction date	June 1999	April 1999	June 2000	June 1997	April 1996
Construction completion date	Dec 2002	Nov 2000	Oct 2002	Nov 1998	Nov 1997
Permission for pre-sale/sales	Feb 2001	April 1999	June 2001	Dec 1997	July 1997
Date of first sales	May 1999	May 1999	Sept 2001	Nov 1997	May 1997

The following table set forth information about the Company’s various projects:

Sales Revenue Mix
	2011		2010
	%	$	%	$
Properties sales:
Qiyun New Village			4.8	357,198
Peacock Garden			2.8	206,151
Chenglong Garden Phases I & II			7.5	550,528

			15.1	1,113,877

Rental income	72.2	5,129,695	59.5	4,401,303

Building management income:
President Building Management Center	27.8	1,978,973	25.4	1,876,208

	100	7,108,668	100.0	7,391,388

The President Building

The Company’s President Building, which was completed in 2002, consists of three blocks of commercial towers, each built according to international construction standards, situated in Shenyang City, Heping North Street in the financial district of Shenyang. The project occupies an area of 8,126 square meters on a total construction area of 77,000 square meters, and represents an investment by the Company of RMB 582 million (approximately US$92.5 million). While the Company’s original intention was to sell a majority of the office buildings, management subsequently decided to retain most of the properties for leasing purposes.  The buildings maintain a high occupancy rate with tenants who are mostly international companies, 20of which are Fortune 500 companies. The Company’s head office is situated on the 25th and 26th Floors of President Building.

In June 2007, Shenyang Maryland closed funding under a loan agreement with Shenyang City Commercial Bank (Holdings) Co., Ltd. (Zhongshan Branch) (the “Bank”) whereby the Bank agreed to loan RMB 40,000,000, or approximately US$6,355,360, to Shenyang Maryland for use in connection with renovation of the President Building, repurchase of assets from the Industrial and Commercial Bank of China and other purposes.  The principal amount of the loan bears interest at the rate of 8.775% per annum. The principal has not been repaid, while the accrued interest on the loan has been repaid on time.  The principal on the loan was due on June 12, 2011, but was extended by the Bank to June 12, 2012, which was another in a series of annual extensions by the bank.  In addition to this loan, the Company also owes approximately US$14,585,551, to the bank, as a result of financing transactions that occurred prior to 2007. This additional loan was due October 13, 2011, but was extended by the bank to October 13, 2012, which was another in a series of annual extensions by the bank. The principal amount of the loan bears interest at the rate of 10.395% per annum.  The loan agreement provides that Shenyang Maryland must notify the Bank of certain material changes in its business that may occur during the term of the loan agreement, provides for penalties in the event of various events of default, and also provides that the amount of the Loan is secured by a pledge of property owned by Shenyang Maryland, including part of the President Building, as security for payment of the loan.

The total area of the President Building owned by the Company is 61,448.74 square meters, and the mortgaged area is 33,423.95 square meters.  The realty tax for the President Building is 12% of the total rental income, and the total realty tax for the year 2011 was RMB 3,963,290.55 (approximately US$_629,703_____). The mortgage details for the President Building are as follows:

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

Chenglong Garden

Chenglong Garden, situated in Shenyang Huanggu District, comprises 12 blocks of modern apartments consisting of 865 residential apartments, a number of retail shops and ancillary facilities including basement car parking facilities and parks. The project is situated near Beiling Park, schools and Hymall and Megamart.  All the residential apartments were sold as of December 31, 2010

Qiyun New Village

Qiyun New Village is situated along the Nanyun Riverside and consists of 347 residential units. Qiyun New Village was introduced to the real estate market in 1999. The Company introduced a “Five-year Trial Accommodation Program” (the “Program”) to attract potential buyers when initial sales at the project did not meet expectations. Under the Program, property buyers were required to pay a 10% refundable deposit based on the sale price of the property or $7,944 (RMB 50,000) and another 20%, based on the sale price of the property which is non-refundable, over 5 years by monthly installments, totaling 30% throughout the trial period. The remaining 70% of the consideration is due and payable immediately after the trial period when the property buyers exercise their option whether or not to complete the purchase. If the buyer chooses not to buy the property, the 10% refundable deposit or $7,944 (RMB 50,000) is refunded to the buyer (less any unpaid rental due) and monthly installments received over the 5-year trial period are recognized as rental income in the year in which they arose.

 All properties in Qiyun New Village were sold as of December 31, 2010, except for 157.4 square meters of parking space still held.

The Maryland Building

The Maryland Building is 12,858 square meters in size of which 11,310 square meters were sold and other remaining 1,548 square meters are held for leasing purposes.

ITEM 3.              LEGAL PROCEEDINGS

We are the subject of certain legal matters that we consider incidental to our business activities.  It is the opinion of management that the ultimate disposition of these matters will not have a material impact on our financial position, liquidity or results of operations.

ITEM 4.              MINE SAFETY DISCLOSURES

The disclosure required by this Item 4 is not applicable to the Company’s business.

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

Calendar Quarter Ended	High Bid ($)	Low Bid ($)

March 31, 2010	0.5	0.5
June 30, 2010	0.45	0.45
September 30, 2010	0.25	0.25
December 31, 2010	0.25	0.25

March 31, 2011	0.25	0.25
June 30, 2011	0.15	0.15
September 30, 2011	0.16	0.16
December 31, 2011	0.1	0.1

Dividends

We did not make any distributions to shareholders in 2011 or 2010.  Our present intention is to retain any earnings for use in our business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Security Holders

At March 15, 2012, there were approximately 157 holders of record of our common stock.

Equity Compensation Plans

As of December 31, 2011, there were no equity securities authorized for issuance under any of our compensation plans.

Repurchases of common stock

There were no repurchases of equity securities by Great China Holdings in the fourth quarter of 2011.

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

Any statements in this discussion that are not historical facts are forward-looking statements that involve risks and uncertainties; actual results may differ from the forward-looking statements. Sentences or phrases that use such words as “believes”, “anticipates”, “plans”, “may”, “hopes”, “can”, “will”, “expects”, “is designed to”, “with the intent”, “potential” and others indicate forward-looking statements, but their absence does not mean that a statement is not forward-looking.  Factors that could have a material and adverse impact on actual results are described in our annual report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on May 11, 2012.  We do not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

(3)         Results of Operations

Comparison of operations for the periods ended December 31, 2011 and 2010:

The Company incurred a net gain of $3,188,527 for 2011, an increase of $6,363,160, or 200%, compared with 2010. Components resulting in this increase are discussed below.

Sales revenues decreased $282,720 or 3.82% from $7,391,388 for 2010 to $7,108,668 for 2011. In 2010, the Company sold the last real estate properties, and there were no real estate sales in the year of 2011, which resulted in a decrease in sales revenue of $1,113,877. But the rental income increased $728,392 or 16.55% from $4,401,303 for 2010 to $5,129,695 for 2011, which is largely attributable to the Company increasing rental rates. There was also an increase in management fee income by $102,765 or 5.48% from $1,876,208 for 2010 to $1,978,973 for 2011.

Cost of revenue increased by $197,046 or 3.30% from $5,979,613 for 2010 to $6,176,659 for 2011. The rental cost increased by $927,783 or 24.56% mainly due to the Company redecorating rental space to make it more attractive and convenient for lessees. Management fee cost increased by$203,250 or 16.03% from $1,267,840 for 2010 to $1,471,090 for 2011, which was a result of increased maintenance, water and power fees .

Selling expenses increased $27,096 or 60.63% from $44,691 for 2010 to $71,787 for 2011. The main reason for this increase was an increase in promotion activities and increases in salary and bonus of salesmen during 2011.

General and administrative expenses decreased by$446,030 or 19.2% from $2,322,718 for 2010 to $1,876,688 for 2011, the decrease was due to cost savings measures.

Depreciation expense decreased by $94,012 or 47.08% from $199,679 for 2010 to $105,667 for 2011.This decrease was due to a reclassification of assets.

The Company disposed real estate inventory in 2010, but there is no such event occurred in 2011, which results a decrease $574,308 for expenses.

The Company earned $205,650 from land leveling business during 2010, but there was no such business during the same period of 2011.

Interest and finance costs decreased by $38,848 or 1.88% from $2,062,188 for 2010 to $2,023,340 for 2011, which is primarily a result of the decrease of exchange rates over the past 12 months.

The disposal of parking lots income increase by $828,153 or 376.77% from 219,806 in 2010 to $1,047,959 in 2011.

The company confirmed we will not be liable for a tax amount of $5,049,321 of the Silvertrand Company and recorded it as a benefit at the end of Dec 31,2011.

(4)         Cash Flow Discussion

Net cash flows provided by operating activities were $1,588,834 for 2011 and net cash used of $299,799 for 2010. This increase of $1,888,633 is primarily related to the continued disposal of parking lot assets during the current year and the occurrence of cash paid to settle accounts payable during the prior year. Additionally, based on an assessment from the taxing authority in Hong Kong, the Company was provided relief of income taxes payable in Hong Kong of $5,049,321 during the year-ended December 31, 2011.

Net cash flow used in investing activities increased to $5,132,960 for the year of 2011 compared with 2010. The significant increase was due to the fact that the Company made loans to unrelated parties with total amount of $5,131,953, which resulted in the significant outflow from investing activities.

Net cash flows used in financing activities for the year of 2011 were not significant.

(5)         Liquidity and Capital Resources

Current liabilities exceeded current assets by $27,643,655 as of December 31, 2011. The Short Term Loans amounted to $20,940,911, about 76% of the working capital deficit. They were bank loans due in June 2012 and October 2012, respectively, and secured by some of the Company’s real estate assets. It has become common practice in China, for banks and companies to renegotiate loan extensions on an annual basis.  This is driven by the ever changing banking regulatory environment and a situation where banks are becoming more conservative.

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

(6)         Contractual Obligations

The following table was a summary of the Company’s contractual obligations as of December 31, 2011:

	Total	Less than one year	1-3 Years		Thereafter
Short-Term Debt	$20,940,911	$20,940,911		$-	$-
Long-Term Debt		-			-
Amounts due to related parties	-	-		-	-
Construction commitments	-	-		-	-
Total Contractual Cash Obligations	$20,940,911	$20,940,911	$		$-

Recent accounting pronouncements

In December 2011, the FASB issued guidance on offsetting (netting) assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The new guidance is effective for annual periods beginning after January 1, 2013. The Company does not believe that this will have a material impact on its consolidated financial statements.

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

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance is effective for annual periods beginning after December 15, 2011. The Company does not believe that this will have a material impact on its consolidated financial statements.

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

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.           CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company's internal control over financial reporting was effective as of December 31, 2011. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.           OTHER INFORMATION

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and officers

Set forth in the table below are the names, ages and positions of our current directors and executive officers.  None of our directors or executive officers has any family relationship to any other director or executive officer.

Name	Age	Position	Since

Jiang Peng	48	Chairman of the Board of Directors	2008
Sun Dongqing	41	Director and Chief Financial Officer	2008
Raymond Reed Baker	35	Non-Executive Director	2008

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

Raymond Reed Baker is a Non-Executive Director and joined GCIH in 2008.  He also serves as a Managing Director for The One World Investment Group and has lived in China since 2004.  He began his career with PricewaterhouseCoopers LLP, serving in the Transition Services practice, where he specializing in financial due diligence and internal controls.  Mr. Baker is a Certified Public Accountant in the state of Pennsylvania, has a B.S. in Accounting from The Pennsylvania State University, a Masters of Business Administration from Hong Kong University and is currently completing a PhD in Accounting. Mr. Baker has experience with public companies subject to SEC reporting obligations, which is helpful to the Board of Directors.

Audit Committee; Financial Expert

The Board of directors has not established an audit committee, so the entire Board of Directors performs the functions associated with an audit committee, including, evaluating financial reporting matters, monitoring internal controls, compliance with internal financial polices, and engaging the registered independent accounting firm to audit the financial statements of Great China Holdings.  None of our directors have been determined to be independent under the definition set forth in Rule 5605 (a)(2)  of the NASDAQ Listing Rules.  The Board of Directors has determined that Sun Dongqing is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

Director Nominations

The Board of Directors has not made any changes to the procedures by which security holders may recommend nominee’s to our Board of Directors.

Board Leadership Structure

Our Chairman of the Board also performs the functions and duties normally associated with a principal executive officer.  The Board of Directors does not have a lead independent director.  In light of the Company’s level of operations at present and its status as a smaller reporting company, the Board believes the Company’s current leadership structure is appropriate.  Two of our three Board members are engaged directly and regularly in the operations of the Company, so we believe the Board is exposed to, or has the opportunity to discover and evaluate, all areas of meaningful risk pertaining to the Company’s operations and to manage those risks at acceptable levels for the Company.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of Great China Holdings’ common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission regulations to furnish Great China Holdings with copies of all Section 16(a) forms they file. Based solely on Great China Holdings’ review of copies of such reports and representations from Great China Holdings’ executive officers and directors, and greater than ten-percent beneficial owners, Great China Holdings believes that its executive officers and directors complied with all Section 16(a) filing requirements during the fiscal year ended December 31, 2011.

ITEM 11.            EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary($)	All Other Compensation($)	Total($)

Jiang Peng (1)	2011	127,107	--	127,107
Chairman of the Board	2010	121,212	--	121,212
	2009	117,200	--	117,200

Sun Dongqing, CFO (2)	2011	14,300	--	14,300
	2010	10,909	--	10,909
	2009	10,548	--	10,548

Discussion of Summary Compensation Table

For his service as Chairman of the Board, Mr. Jiang was paid a monthly salary of 66,667RMB (approximately US$10,592) in 2011.  The remaining compensation consisted of [provide description and amounts].

We entered into a standard form employment agreement with Sun Dongqing in 2008, which provided for an initial term of two years and has been renewed annually since 2010.  Pursuant to the agreement the Company agreed to pay her a base salary of 7,500RMB (approximately US$1,192) per month in 2011.

Outstanding Equity Awards

There are no outstanding equity awards held by our named executive officers at December 31, 2011.

Director Compensation Table

The following table summarizes the compensation paid to our directors who are not executive officers for the year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation($)	Total($)

Duan Jing Shi (1)	0	0	0

Raymond Reed Baker (2)	19,066	0	19,066

(1)           Duan Jing Shi resigned his position as a director of the Company on February 21, 2012.
(2)           Raymond Reed Baker receives a monthly fee of RMB 10,000 (approximately US $1,589).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 15, 2012, the number and percentage of the outstanding shares of common stock which, according to the information supplied to Great China International, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock.

Name and Address	Number of Shares	Percent of Class

Frank Jiang C Site 25-26F President Building No. 69 Heping North Street, Heping District Shenyang 110003, People’s Republic of China	8,245,447(1)	70.1

Jiang Peng C Site 25-26F President Building No. 69 Heping North Street, Heping District Shenyang 110003, People’s Republic of China	1,085,745(2)	9.2

Sun Dongqing C Site 25-26F President Building No. 69 Heping North Street, Heping District Shenyang 110003, People’s Republic of China	0	-0-

Raymond Reed Baker C Site 25-26F President Building No. 69 Heping North Street, Heping District Shenyang 110003, People’s Republic of China	-0-	-0-

All executive officers and directors as a group (3 persons)	9,331,192	79.3

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

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

Great China Holdings paid or accrued the following fees in each of the prior two fiscal years to its principal accountant:

	Year ended	Year ended
	December 31, 2011	December 31, 2010
1. Audit fees	$104,752	$82,147
2. Audit-related fees	4,500	3,500
3. Tax fees	0	-0-
4. All other fees	0	-0-
Totals	$109,252	$85,647

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

The Board reviewed the audited consolidated financial statements of Great China Holdings as of and for the years ended December 31, 2011 and 2010, with management and the independent auditors.  Management has the sole ultimate responsibility for the preparation of Great China International’s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved Great China International’s audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2011, for filing with the Securities and Exchange Commission.

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K:

Exhibit No.	Title of Document
3.1	Articles of Incorporation (1)

3.2	Articles of Amendment effective September 15, 2005 (2)

3.3	Bylaws (1)

10.1	Loan Agreement dated June 18, 2007 between Shenyang Maryland International Industry Co., Ltd. and Shenyang City Commercial Bank (Holdings) Co., Ltd, Zhongshan Branch (2)

10.2	Loan Pledge Agreement dated June 18, 2007 between Shenyang Maryland International Industry Co., Ltd. and Shenyang City Commercial Bank (Holdings) Co., Ltd, Zhongshan Branch (2)

10.3	Employment Agreement executed on May 22, 2008 between Great China International Holdings, Inc. and Dongqing Sun (3)

14.1	Code of Ethics (4)

21.1	List of Subsidiaries (5)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certifications of Chief Executive Officer and Chief Financial Officer

(1)           These exhibits are incorporated herein by this reference to our registration statement on Form 10-SB, filed with the Securities and Exchange Commission on August 21, 1997.
(2)           These exhibits are incorporated herein by this reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2007.
(3)           This exhibit is incorporated herein by this reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2008.
(4)           As stated elsewhere in this annual report, the Company makes its Code of Ethics available in the manner provided for in Item 406(c)(3) of Regulation S-K.
(5)           This exhibit is incorporated herein by this reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: May 15, 2012	By	/s/ Jiang Peng
Jiang Peng, Chairman of the Board
(Principal Executive Officer)

Date: May 15, 2012	By	/s/ Sung Dongqing
Sung Dongqing, Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 15, 2012	/s/ Jiang Peng
Jiang Peng, Director

Date: May 15, 2012	/s/ Sung Dongqing
Sung Dongqing, Director

Date: May 15, 2012	/s/ Raymond Reed Baker
Raymond Reed Baker, Director

INDEX TO FINANCIAL STATEMENTS
Consolidated Financial Statements
Great China International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
 Great China International Holdings, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Great China International Holdings, Inc. and subsidiaries, as of December 31, 2011 and December 31, 2010, and the related consolidated statements of operation, stockholders' equity, and cash flows for the years ended December 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great China International Holdings as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a working capital deficit of $27,643,655 as of December 31, 2011.  In  addition, the Company has negative cash flow for each of the two years in the period ended December 31, 2011 of $3,289,571 and $349,200 respectively.   These factors as discussed in Note 3 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Kabani & Company, Inc.

Certified Public Accountants
Los Angeles, California
May 15, 2012

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND DECEMBER 31, 2010

	December 31,
	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$6,294,500	$9,584,071
Accounts receivable, net	12,782	17,816
Receivable on disposal of subsidiaries	-	-
Other receivable, net	233,634	195,436

Total current assets	6,540,916	9,797,323

Long-term loan receivable	5,131,953	-
Property and equipment, net	313,679	1,133,641
Rental property, net	49,420,220	49,436,381
Deferred tax assets	-	-
Total assets	$61,406,768	$60,367,345

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$20,940,911	$19,969,697
Accounts payable	4,515,394	4,184,672
Accrued expenses	165,418	172,059
Other payable	2,031,351	2,047,904
Payable to disposed subsidiaries	834,371	795,674
Advances from buyers	1,327,291	1,263,290
Taxes payable	4,369,834	9,191,984

Total current liabilities	34,184,571	37,625,280

Long term debt, net	-	-

Total liabilities	34,184,571	37,625,280

Stockholders' equity:
Common stock, $.001 par value 50,000,000 shares authorized,
11,759,966 issued and outstanding
as of Dec. 31, 2011 and Dec. 31,2010	11,760	11,760
Additional paid in capital	4,566,156	4,566,156
Statutory reserve	638,128	638,128
Accumulated other comprehensive income	4,256,243	2,964,637
Retained earnings	17,749,911	14,561,384

Total stockholders' equity	27,222,198	22,742,065

Total liabilities and stockholders' equity	$61,406,768	$60,367,345

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME/(LOSS)
FOR THE YEARS ENDED DECMBER 31, 2011 AND 2010

	December 31,
	2011	2010
Revenues
Real estate sales	$-	$1,113,877
Rental income	5,129,695	4,401,303
Management fee income	1,978,973	1,876,208
Total revenues	7,108,668	7,391,388

Cost of revenues
Real estate cost	-	933,988
Rental cost	4,705,568	3,777,785
Management fee cost	1,471,090	1,267,840
Total cost	6,176,659	5,979,613
Gross profit	932,010	1,411,775

Operation expenses
Selling expenses	71,787	44,691
General and administrative expenses	1,876,688	2,322,718
Depreciation and amortization	105,667	199,679
Abandonment of real estate inventory		574,308
Total operation expenses	2,054,142	3,141,396

Loss from operations	(1,122,133)	(1,729,621)

Other income (expense)
Land leveling income	-	205,650
Disposal of parking lots income	1,047,959	219,806
Other income, net	236,719	191,720
Interest and finance costs	(2,023,340)	(2,062,188)

Total other income, net	(738,661)	(1,445,012)

Income (loss) before income taxes	(1,860,794)	(3,174,633)

Benefit from income taxes	5,049,321	-

Net income (loss)	3,188,527	(3,174,633)

Other comprehensive income (loss):
Foreign currency translation adjustment	1,291,605	713,527

Comprehensive income (loss)	$4,480,132	$(2,461,106)

Net income (loss) per share
Basic	$0.38	$(0.21)
Diluted	$0.38	$(0.21)

Weighted average number of shares outstanding
Basic	11,759,966	11,759,966
Diluted	11,759,966	11,759,966

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

				Accumulated		Retained
			Additional	Other		Earnings/	Total
	Common Stock		Paid in	Comprehensive	Statutory	(Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Reserve	Deficit)	Equity
Balance, December 31, 2009	11,759,966	$11,760	$4,566,156	$2,251,110	$638,128	$17,736,017	$25,203,171

Stock option to non-employee director	-	-		-	-	-	-

Net income for the year ended Dec 31, 2010	-	-	-	-	-	(3,174,633)	(3,174,633)
							-
Foreign currency translation adjustment	-	-	-	713,527	-	-	713,527
							-
Balance, December 31, 2010	11,759,966	$11,760	$4,566,156	$2,964,637	$638,128	$14,561,384	$22,742,065

Stock option to non-employee director	-	-		-	-	-	-

Net income for the year ended Dec 31, 2011	-	-	-	-	-	3,188,527	3,188,527
							-
Foreign currency translation adjustment	-	-	-	1,152,732	-	-	1,291,605

Balance, December 31, 2011	11,759,966	$11,760	$4,566,156	$4,117,368	$638,128	$17,749,911	$27,222,198

The accompanying notes are intergral part of these consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	December 31,
	2011	2010

Cash flows from operating activities:
Net loss	$3,188,527	$(3,174,633)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net cash provided by operating activities
Depreciation and amortization	3,292,581	3,155,299
Relief of income tax payable	(5,049,321)	-
Provision for doubtful accounts	142,332	292,338
Changes in operating assets and liabilities:
Accounts receivable and other receivable	(23,315)	(203,355)
Advances to suppliers	(2,319)	40,464
Properties held for resale	-	1,549,979
Accounts payable and accrued expenses	12,791	(1,777,504)
Advances from buyers	2,492	(171,971)
Income and other taxes payable	25,066	(10,416)

Net cash provided by (used in) operating activities	$1,588,834	$(299,799)

Cash flows from investing activities:
Purchases of property & equipment	(1,007)	(70,747)
Increase in loans receivable	(5,131,953)	-

Net cash used in investing activities	$(5,132,960)	$(70,747)

Effect of exchange differences	$254,556	$21,346

Net decrease in cash and cash equivalents	$(3,289,571)	$(349,200)

Cash and cash equivalents, beginning of period	$9,584,071	$9,933,271

Cash and cash equivalents, end of period	$6,294,500	$9,584,071

Supplemental disclosures of cash flow information:
Interest paid	$2,030,085	2,062,188
Income taxes	$-	$-

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DEC 31, 2011 AND 2010

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

Allowance for doubtful accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and other receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2011 and 2010, the Company reserved $1,699,814 and $1,584,693 respectively, for other receivable bad debt, $695,678 and $560,383, respectively, for accounts receivable bad debt and $1,986,050 and $1,893,750 respectively, for loans receivable.

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

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized as of December 31, 2011 and 2010, respectively.

Real estate held for development or sale

The Company capitalizes as real estate held for development or sale, the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. As of the December 31, 2010, except the parking spaces, all the merchantable real estates of Qiyuan New Village, Peacock Garden, Chenglong Garden had been sold. As of December 31, 2011 and December 31, 2010, real estate held for development or sale amounted to zero.

Properties held for rental

Properties include buildings held for rental and land use rights, which are being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over 20-26 years. As of December 31, 2011 and 2010, net property held for rental amounted to $49,420,220and $49,436,381, respectively. Accumulated depreciation of rental properties amounted to $23,402,215 as of December 31, 2011 and $18,906,785 as of December 31, 2010.

Impairment of long-lived assets

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

As of December 31, 2011 and 2010, respectively, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share as the effect of options outstanding at that time was anti- dilutive.

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

Concentrations of business and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents, accounts receivable and other receivables arising from its normal business activities. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions. The Company maintains large sums of cash in two major banks in China. The aggregate balance in such accounts as of December 31, 2011 was $ 6,110,604. There is no insurance securing these deposits in China. The Company has a diversified customer base, most of which are in China.

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

Recent accounting pronouncements

In December 2011, the FASB issued guidance on offsetting (netting) assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The new guidance is effective for annual periods beginning after January 1, 2013. The Company does not believe that this will have a material impact on its consolidated financial statements.

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

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance is effective for annual periods beginning after December 15, 2011. The Company does not believe that this will have a material impact on its consolidated financial statements.

Reclassifications

Certain amounts in the 2010 financial statements may have been reclassified to conform to the 2011 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

3. Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. The Company has a working capital deficit of $27,643,655 and $27,827,957 as of December 31, 2011 and 2010, respectively. As the Company has limited cash flow from operations, its ability to maintain normal operations is dependent upon obtaining adequate cash to finance its overhead, sales and marketing activities. Additionally, in order for the Company to meet its financial obligations, including salaries, debt service and operations, it has maintained substantial short term bank loans that have historically been renewed each year. The Company’s ability to meet its cash requirements for the next twelve months largely depends on the bank loans that involve interest expense requirements that reduce the amount of cash we have for our operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company is in discussions with our current creditor to convert the short term loans to long term loans. Additionally, the Company is assessing its ability to increase rental rates for its leasing business in order to generate additional revenue. Further, the Company is continuing to focus efforts on cost containment to reduce general and administrative expenses. With its relevant hands-on expertise, the Company also plans to expand operations to include property management.
4. Loans receivable

During 2011, the Company entered into a collateralized loan agreement with Beijing Sihai Real Estate Development Ltd., pursuant to which the Company loaned $2,748,693, due on November 29, 2013. The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period plus 10%.

During 2011, the Company entered into a collateralized loan agreement with Shenyang Landing Concrete Ltd. Company, pursuant to which, the Company loaned $2,383,260, due on March 27, 2013.  The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period.. On November 30, 2011 the Company, along with Shenyang Landing Concrete Ltd reassigned the loan amount to and Kaiyuan Hongyun Concrete Admixture Ltd. with the same terms.

During 2009, the Company entered into an uncollateralized loan agreement with Zhongxin Guoan Ltd., pursuant to which the Company loaned $1,986,050, due on October 30, 2011. The loan bore interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period.  Subsequent to the issuance of the loan, the Company determined that the loan was uncollectible and recorded a reserve on the entire loan amount.  During the fourth quarter of 2011, this loan was reassigned to Shenyang Konggang New City Investment Development Ltd., who is working on a development project with Zhongxin Guoan Ltd.  The loan remains uncollateralized and is now due on November 24, 2013. The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period.

5. Property and equipment

Property, Plant & Equipment consisted of the following:

	December 31, 2011	December 31, 2010
Building	$15,587	$1,119,091
Automobile	1,170,005	1,115,742
Office equipment & Furniture	555,469	530,178
	1,741,061	2,765,011
Accumulated depreciation	(1,427,382)	(1,631,370)
Property and equipment, net	$313,679	$1,133,641

The Company recorded depreciation expense relating to properties held for rental, as well as property and equipment amounting to $3,292,581and $3,155,299 for the 2011 and 2010, respectively, of which, $105,667 and $199,679 were recorded as general and administrative expense, respectively.

As of December 31, 2011, fixed assets and rental property totaling $31,035,986 were pledged as security for various bank loans totaling $20,940,911.

6. Accrued expenses

Accrued expenses consisted of the following:

	December 31, 2011	December 31, 2010
Payroll and welfare payable	$112,083	$108,502
Accrued expenses	53,335	63,557
Total	$165,418	$172,059

7. Other payables

Other payables consisted of the following:

	December 31, 2011	December 31, 2010
Customer guarantee deposit	$1,044,960	$1,086,931
Customer deposit for property decoration	19,042	16,341
Miscellaneous payable	967,349	944,632
Total	$2,031,351	$2,047,904

8. Tax payables

Tax payables consisted of the following:

	December 31, 2011	December 31, 2010
Income tax payable in Mainland China	$1,217,751	$1,161,273
Income tax payable in Hong Kong		5,049,321
Business tax	685,396	644,878
Land VAT payable	2,390,499	2,273,503
Other levies	76,188	63,009
Total	$4,369,834	$9,191,984

In 2007, the Company sold its interest in Loyal Best, a subsidiary of the Company, booking a gain and the corresponding income tax of $5,049,321. GCIH initially acquired Loyal Best to obtain land use rights for development of real estate assets. Based on an assessment from the taxing authority in Hong Kong, the Company was provided relief of income taxes payable in Hong Kong of $5,049,321 during the year-ended December 31, 2011.

9. Payable to disposed subsidiary

The Company had amounts due to a Loyal Best, a previously disposed of entity as of December 31, 2011 and 2010 in the amounts of $834,371and $795,674, respectively.

10. Loan Payable

Loans payable (including accrued interest) consisted of the following:

Nature	Due on	Interest per Annum	December 31, 2011	December 31, 2010
Bank loan	6-12-2012	8.775%	$6,355,360	$6,060,606
Bank loan	10-13-2012	10.395%	14,585,551	13,909,091
			20,940,911	19,969,697
Less current portion			20,940,911	19,969,697
			$-	$-

The above loans are secured by Company rental properties.

As of  December 31, 2011 and 2010, the Company’s accrued  interest and finance costs amounted to $2,023,340 and $2,062,188 respectively.

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

The Company did not contribute to statutory reserve for the 2011 and 2010, respectively, due to the net loss incurred for its Chinese operation.

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

During 2011 and 2010, the Company was organized into two main business segments: (1) Property for sale, and (2) Rental income and Income of management fee of commercial buildings. The following table presents a summary of operating information and certain year-end balance sheet information as of December 31, 2011 and 2010, respectively.

	December 31
	2011		2010
Revenues from unaffiliated customers:
Selling of properties		$-	$1,113,877
Rental income & Management fee		7,108,668	6,277,511
Consolidated		$7,108,668	$7,391,388
Operating income (loss):
Selling of properties		$(105,414)	$235,746
Rental income & Management fee		456,672	678,055
Corporation (1)		(1,473,391)	(2,643,423)
Consolidated		$(1,122,133)	$(1,729,621)
Net income (loss) before taxes:
Selling of properties		$(2,128,754)	$(1,942,999)
Rental income & Management fee		456,672	220,304
Corporation (1)		(188,713)	(1,451,938)
Consolidated		$(1,860,794)	$(3,174,633)
Identifiable assets:
Selling of properties		$3,267	$1,994
Rental & management fee		49,953,146	51,301,702
Corporation (1)		11,450,356	9,063,650
Consolidated		$61,406,768	$60,367,345
Depreciation and amortization:
Selling of properties	$		$0
Rental & management fee		100,766	199,679
Corporation (1)			0
Consolidated		$100,766	$199,679
Capital expenditures:
Selling of properties		$-	$-
Rental & management fee		3,362	1,856
Corporation (1)
Consolidated		$3,362	$1,856

(1)          Unallocated loss from Operating income (loss) and Net income before provision for income taxes are primarily related to general corporate expenses.