Form 10-Q
period 2012-03-31
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2012-05-21
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity:  As of April 30, 2012, there were 11,759,966 shares of common stock outstanding.

FORM 10-Q
GREAT CHINA INTERNATIONAL HOLDINGS, INC.

TABLE OF CONTENTS
Page
PART I.	Item 1. Financial Information
Balance Sheet as of March 31, 2012 (Unaudited) and December 31, 2011
Statements of Operations for the Three-Month Periods Ended March 31, 2012 and 2011 (Unaudited)
Statements of Cash Flows for the Three-Month Periods Ended March 31, 2012 and 2011 (Unaudited)
Notes to the Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II.	Other Information
Item 6. Exhibits
Signatures

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2012 AND DECEMBER 31, 2011
(UNAUDITED)

	March 31, 2012	December 31, 2011

ASSETS

Current assets:
Cash and cash equivalents	$6,468,882	$6,294,500
Accounts receivable, net	179,804	12,782
Other receivable, net	280,776	233,634

Total current assets	6,929,461	6,540,916

Long-term loan receivable	4,811,433	5,131,953
Property and equipment, net	290,430	313,679
Rental property, net	48,594,958	49,420,220

Total assets	$60,626,282	$61,406,768

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Bank loans	$20,928,940	$20,940,911
Accounts payable	4,497,041	4,515,394
Accrued expenses	231,502	165,418
Other payable	2,057,820	2,031,351
Payable to disposed subsidiaries	833,894	834,371
Advances from buyers	1,208,213	1,327,291
Taxes payable	4,289,765	4,369,834

Total current liabilities	34,047,175	34,184,571

Total liabilities	34,047,175	34,184,571

Stockholders' equity:
Common stock, $.001 par value 50,000,000 shares authorized,
11,759,966 issued and outstanding
as of Mar. 31, 2012 and Dec. 31,2011	11,760	11,760
Additional paid in capital	4,566,156	4,566,156
Statutory reserve	638,128	638,128
Accumulated other comprehensive income	4,239,605	4,256,243
Retained earnings	17,123,459	17,749,911

Total stockholders' equity	26,579,107	27,222,198

Total liabilities and stockholders' equity	$60,626,282	$61,406,768

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME/(LOSS)
FOR THE THREE MONTHS ENDED MARCH 31,2012 AND 2011
(UNAUDITED)

	MARCH 31
	2012	2011

Revenues
Rental income	$1,458,515	$1,227,373
Management fee income	514,324	484,530
Total revenues	1,972,839	1,711,903

Cost of revenues
Rental cost	999,801	1,006,297
Management fee cost	582,908	572,502
Total cost of revenues	1,582,709	1,578,799

Gross profit	390,130	133,104

Operation expenses
Selling expenses	17,041	17,872
General and administrative expenses	468,237	666,974
Depreciation and amortization	22,224	21,532
Total operation expenses	507,503	706,378

Loss from operations	(117,373)	(573,274)

Other income (expense)
Disposal of parking lots income	-	281,069
Other income, net	33,734	51,169
Interest and finance costs	(542,648)	(492,740)

Total other expense	(508,915)	(160,502)

Net Loss	(626,287)	(733,775)

Other comprehensive income (loss):
Foreign currency translation adjustment	(16,639)	216,551

Comprehensive loss	$(642,926)	$(517,224)

Net income (loss) per share
Basic	$(0.05)	$(0.04)
Diluted	$(0.05)	$(0.04)

Weighted average number of shares outstanding
Basic	11,759,966	11,759,966
Diluted	11,759,966	11,759,966

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)
	For the Three Months Ended March 31
	2012	2011

Cash flows from operating activities:
Net loss	$(626,287)	$(733,775)
Adjustments to reconcile net loss to to net cash (used in) provided by operating activities:
Net cash (used in) provided by operating activities
Depreciation and amortization	882,815	777,290
Provision for doubtful accounts	-	32,818
Changes in operating assets and liabilities:
Accounts receivable and other receivable	(217,126)	(46,695)
		-
Advances to suppliers	8,502	-
Increase/(decrease) in current liabilities:
Accounts payable and accrued expenses	74,713	68,767
Advances from buyers	(115,183)	(38,921)
Income and other taxes payable	(75,516)	(2,641)

Net cash (used in) provided by operating activities	(68,082)	56,842

Cash flows from investing activities:
Purchases of property & equipment	-	(1,473)
Sale of property & equipment	718	-

Net cash provided by (used in) investing activities	718	(1,473)

Cash flows from financing activities:
loan to third party	-	(2,290,671)
Repayment of loan to third party	309,169	-

Net cash provided by (used in) financing activities	309,169	(2,290,671)

Effect of exchange rate	(67,423)	76,005

Net increase (decrease) in cash and cash equivalents	174,382	(2,159,296)

Cash and cash equivalents, beginning of period	6,294,500	9,584,071

Cash and cash equivalents, end of period	$6,468,882	$7,424,774

Supplemental disclosures of cash flow information:
Interest paid	$542,531	$498,321
Income taxes	$-	$-

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED

1.	Description of business

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

2.	Summary of significant accounting policies

Unaudited Interim Financial Information

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2011. The results of the three month periods ended Mar 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2012.

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

Allowance for doubtful accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and other receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2012 and December 31,2011, the Company reserved $1,698,843 and $1,699,814 respectively, for other receivable bad debt, and $695,281 and $695,678, respectively, for accounts receivable bad debt. The Company also reserved $1,984,915 and $1,986,050 respectively for loans receivable.

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

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized as of March 31, 2012 and December 31, 2011 respectively.

Real estate held for development or sale

The Company capitalizes as real estate held for development or sale, the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. As of the December 31, 2010, except the parking spaces, all the merchantable real estates of Qiyuan New Village, Peacock Garden, Chenglong Garden had been sold. As of March 31,2012 and December 31, 2011, real estate held for development or sale amounted to zero.

Properties held for rental

Properties include buildings held for rental and land use rights, which are being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over 20-26 years. As of March 31,2012 and December 31, 2011, net property held for rental amounted to $48,594,958 and $49,420,220, respectively. Accumulated depreciation of rental properties amounted to $24,185,110 as of March 31,2012 and $23,402,215 as of December 31, 2011.

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

As of March 31, 2012 and December 31, 2012, respectively, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share as the effect of options outstanding at that time was anti- dilutive.

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

Concentrations of business and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents, accounts receivable and other receivables arising from its normal business activities. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions. The Company maintains large sums of cash in two major banks in China. The aggregate balance in such accounts as of March 31, 2012 was $ 6,330,775. There is no insurance securing these deposits in China. The Company has a diversified customer base, most of which are in China.

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

Reclassifications

Certain amounts in the 2011 financial statements may have been reclassified to conform to the 2012 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

3.	Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. The Company has a working capital deficit of $27,117,713 and $27,643,654 as of March 31, 2012 and December 31, 2011, respectively.. As the Company has limited cash flow from operations, its ability to maintain normal operations is dependent upon obtaining adequate cash to finance its overhead, sales and marketing activities. Additionally, in order for the Company to meet its financial obligations, including salaries, debt service and operations, it has maintained substantial short term bank loans that have historically been renewed each year. The Company’s ability to meet its cash requirements for the next twelve months largely depends on the bank loans that involve interest expense requirements that reduce the amount of cash we have for our operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During 2011, the Company entered into a collateralized loan agreement with Beijing Sihai Real Estate Development Ltd., pursuant to which the Company loaned $2,748,693, due on November 29, 2013. The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period plus 10%. $317,586 of repayment from Beijing Sihai Real Estate Development Ltd was received during 2012 first quarter.

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

5.	Property and equipment

Property, Plant & Equipment consisted of the following:

	March 31, 2012	December 31, 2011
Building	$15,578	$15,587
Automobile	1,169,337	1,170,005
Office equipment & Furniture	554,305	555,469
	1,739,220	1,741,061
Accumulated depreciation	(1,448,790)	(1,427,382)
Property and equipment, net	$290,430	$313,679

The Company recorded depreciation expense relating to properties held for rental, as well as property and equipment amounting to $882,815 and $777,290 for the first three month ended of 2012 and 2011, respectively, of which, $22,224 and $21,532 were recorded as general and administrative expense, respectively.

As of March 31, 2012, fixed assets and rental property totaling $31,018,244 were pledged as security for various bank loans totaling $20,928,940.

6.	Accrued expenses

Accrued expenses consisted of the following:

	March 31, 2012	December 31, 2011
Payroll and welfare payable	$111,928	$112,083
Accrued expenses	119,574	53,335
Total	$231,502	$165,418

7.	Other payables

Other payables consisted of the following:

	March 31, 2012	December 31, 2011
Customer guarantee deposit	$1,071,544	$1,044,960
Customer deposit for property decoration	17,443	19,042
Miscellaneous payable	968,833	967,349
Total	$2,057,820	$2,031,351

8.	Tax payables

Tax payables consisted of the following:

	March 31, 2012	December 31, 2011
Income tax payable in Mainland China	$1,217,055	$1,217,751
Income tax payable in Hong Kong
Business tax	657,361	685,396
Land VAT payable	2,383,557	2,390,499
Other levies	31,792	76,188
Total	$4,289,765	$4,369,834

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

The Company had amounts due to a Loyal Best, a previously disposed of entity, as of March 31,2012 and December 31, 2011 in the amount of $833,894and $834,371, respectively.

10.	Loan Payable

Loans payable (including accrued interest) consisted of the following:

Nature	Due on	Interest per Annum	March 31, 2012	December 31, 2011
Bank loan	6-12-2012	8.775%	$6,351,727	$6,355,360
Bank loan	10-13-2012	10.395%	14,577,213	14,585,551
			20,928,940	20,940,911
Less current portion			20,928,940	20,940,911
			$-	$-

The above loans are secured by Company rental properties.

As of  March 31,2012 and 2011, the Company’s accrued  interest and finance cost amounted to $542,648 and $492,740  respectively.

11.	Statutory reserve

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

The Company did not contribute to statutory reserve for the three month ended of March 31 2012 and 2011, respectively, due to the net loss incurred for its Chinese operation.

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

During 2011 and 2010, the Company was organized into two main business segments: (1) Property for sale, and (2) Rental income and Income of management fee of commercial buildings. The following table presents a summary of operating information and certain year-end balance sheet information as of three month ended of March 31,2012 and2011, respectively.

	March 31
	2012	2011
Revenues from unaffiliated customers:
Rental Business	$1,458,515	$1,227,374
Management Business	514,324	484,530
Consolidated	$1,972,839	$1,711,903
Operating income (loss):
Rental Business	$97,613	$(334,885)
Management Business	(211,267)	(180,710)
Corporation (1)	(3,719)	(57,679)
Consolidated	$(117,373)	$(573,274)
Net income (loss) before taxes:
Rental Business	$(443,619)	$(531,465)
Management Business	(178,647)	(144,360)
Corporation (1)	(4,022)	(57,951)
Consolidated	$(626,287)	$(733,775)
Identifiable assets:
Rental Business	$59,868,931	$57,627,841
Management Business	348,638	1,163,819
Corporation (1)	408,713	1,340,264
Consolidated	$60,626,282	$60,131,925
Depreciation and amortization:
Rental Business	$21,143	$16,494
Management Business	1,082	5,038
Corporation (1)
Consolidated	$22,224	$21,532
Capital expenditures:
Rental Business	$-	$-
Management Business
Corporation (1)		1,159
Consolidated	$-	$1,159

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

(3)  Results of Operations

Comparison of operations for the periods ended March 31, 2012 and 2011:

The Company incurred a net loss of $626,287 for first three month of 2012, an increase of $107,488, or 14.65%, compared with the same period of 2011. Components resulting in this increase are discussed below.

Sales revenues increased by $260,936 or 15.24% from $1,711,903 for first three month of 2011 to $1,972,839 for the same period of 2012. End of March 31,2012, both the rental income and management fee income increased during first three month in 2012 compared to the same period of 2011,of which the rental income increased by $231,142 or 18.83%`from $1,227,373 of 2011 to $1,458,515 for the same period of`2012, which is largely attributable to the Company increasing rental rates in 2012. The management fee income increased by $29,794 or 6.15% from $484,530 for 2011 to $514,324 for the same period of 2012.

Cost of revenue increased slightly in 2012 with 0.25% compared to2011 with first three month figures.

The rate of gross profit of rental business were 31% and 18% ,in first three month of 2012 and 2011,respectively, which increased by 13% . The rate of gross profit of management business increased by 5%  compared first three month of 2012 to the same period of 2011.These increase attributed to the constant increase of rental fee and management fee since last year, but the cost of management business and rental business remained  stable.

Selling expenses decreased by $831 or 4.65% from $17,872 for first three month of 2011 to $17,041 for the same period of 2012.

General and administrative expenses decreased by$198,737 or 29.8% from $666,974 for first three month of 2011 to $468,237 for the same period of 2012, the decrease mainly due from the company paid`an agent service fee about RMB 2,000,000 during first three month of last year, but there was no such service fee occurred in the same period of 2012.

Depreciation expense increased by $692 or 3.22% from $21,532 for first three month of 2011 to $22,224 for the same period of 2012. This increase was mainly due to the decrease of the exchange rate.

Interest and finance costs increased by $49,908 or 10.13% from $492,740 for first three month of 2011 to $542,648 for the same period of 2012, which is primarily the company accrued more interest in 2012 than the same period of 2011.

The company earned $281,069 income from disposal of parking lots in first three month of 2011, but there is no such business occurred during the same period of 2012.

 (4)  Cash Flow Discussion

Net cash flows provided by operating activities for first three month of 2012 and 2011 were negative $68,082 and positive $56,842, respectively. The decrease amounted to $124,924 or 220% ,this significant change  was due to the below three factors:

The first factor is that balance of account receivable the other receivable increased by $217,126 during the first three month of 2012, but only $46,695 increase during the same period of 2011. This resulted the cash flow from operating activity decrease by $170,431 compared first three month of 2012 to the same period of 2011.

The second factor is that the balance of advance from buyers decrease by $115,183 during the first three month of 2012, but during the same period of 2011, the decrease from advance from buyers only $38,921. which resulted that cash flow from operating activity decreased by $76,262 compared first three month of 2012 to the same period of 2011.
The last factor is the company paid more tax during the first three month of 2012 than the same period of 2011.

Net cash flows used in investing activities for the first three month of 2012 were not significant.

Net cash flows from financing activities were $309,169 and negative $2,290,671,during first three month of 2012 and 2011, respectively. The increase is due to the repayment of around $300,000 from the loan to a third party during 2012 first quarter.

(5)  Liquidity and Capital Resources

Current liabilities exceeded current assets by $27,117,713 as of March 31, 2012. The Short Term Loans amounted to $20,928,940, about 77% of the working capital deficit. They were bank loans due in June 2012 and October 2012, respectively, and secured by some of the Company’s real estate assets. It has become common practice in China, for banks and companies to renegotiate loan extensions on an annual basis.  This is driven by the ever changing banking regulatory environment and a situation where banks are becoming more conservative.

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

(6)  Contractual Obligations

The following table was a summary of the Company’s contractual obligations as of March 31, 2012:

	Total	Less than one year	1-3 Years		Thereafter
Short-Term Debt	$20,928,940	$20,928,940		$-	$-
Long-Term Debt		-			-
Amounts due to related parties	-	-		-	-
Construction commitments	-	-		-	-
Total Contractual Cash Obligations	$20,928,940	$20,928,940	$		$-

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits

Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document
31.1	31	The certification of chief executive officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.1	31	The certification of chief financial officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	32	The certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: May 21, 2012	By	/s/ Jiang Peng
Jiang Peng, Chairman of the Board
(Principal Executive Officer)

Date: May 21, 2012	By	/s/ Sun Dongqing
Sun Dongqing, Chief Financial Officer
(Principal Financial and Accounting Officer)