Form 10-Q
period 2012-06-30
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2012-08-20
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer’s classes of common equity:  As of July 31, 2012, there were 11,759,966 shares of common stock outstanding.

FORM 10-Q
GREAT CHINA INTERNATIONAL HOLDINGS, INC.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF June 30, 2012 AND DECEMBER 31, 2011
(UNAUDITED)

	June 30, 2012	December 31, 2011

ASSETS

Current assets:
Cash and cash equivalents	$6,375,607	$6,294,500
Accounts receivable, net	245,055	12,782
Other receivable, net	285,738	233,634

Total current assets	6,906,400	6,540,916

Long-term loan receivable	4,769,400	5,131,953
Property and equipment, net	266,346	313,679
Rental property, net	47,371,112	49,420,220

Total assets	$59,313,258	$61,406,768

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Bank loans	$20,746,104	$20,940,911
Accounts payable	4,457,746	4,515,394
Accrued expenses	114,967	165,418
Other payable	2,104,781	2,031,351
Payable to disposed subsidiaries	826,609	834,371
Advances from buyers	1,188,883	1,327,291
Taxes payable	4,244,951	4,369,834

Total current liabilities	33,684,040	34,184,571

Total liabilities	33,684,040	34,184,571

Stockholders' equity:
Common stock, $.001 par value 50,000,000 shares authorized,
11,759,966 issued and outstanding
as of June 30, 2012 and Dec. 31,2011	11,760	11,760
Additional paid in capital	4,566,156	4,566,156
Statutory reserve	638,128	638,128
Accumulated other comprehensive income	3,954,207	4,256,243
Retained earnings	16,458,967	17,749,911

Total stockholders' equity	25,629,217	27,222,198

Total liabilities and stockholders' equity	$59,313,258	$61,406,768

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	THREE-MONTHS ENDED JUNE 30		SIX-MONTHS ENDED JUNE 30
	2012	2011	2012	2011

Revenues
Rental income	$1,369,481	$1,350,866	$2,827,996	$2,578,240
Management fee income	497,046	504,637	1,011,370	989,167
Total revenues	1,866,527	1,855,503	3,839,366	3,567,407

Cost of revenues
Rental cost	1,126,380	1,292,882	2,126,181	2,310,113
Management fee cost	288,480	258,565	871,388	831,067
Total cost	1,414,860	1,551,447	2,997,570	3,141,180
Gross profit	451,667	304,056	841,796	426,227

Operation expenses
Selling expenses	8,676	16,744	25,717	34,616
General and administrative expenses	436,649	321,283	904,886	988,307
Depreciation and amortization	21,829	42,691	44,053	53,239
Total operation expenses	467,154	380,718	974,657	1,076,162

Loss from operations	(15,488)	(76,662)	(132,860)	(649,935)

Other income (expense)
Disposal of parking lots income	-	107,787	-	388,857
Other income, net	33,080	53,076	66,814	104,246
Interest and finance costs	(682,085)	(659,322)	(1,224,733)	(1,152,063)
Total other expense, net	(649,004)	(498,458)	(1,157,919)	(658,960)

Loss before provision for income taxes	(664,492)	(575,120)	(1,290,779)	(1,308,895)

Provision for income taxes	-	-	-	-

Net loss	(664,492)	(575,120)	(1,290,779)	(1,308,895)

Other comprehensive loss:
Foreign currency translation adjustment	(285,397)	(346,356)	(302,036)	562,907

Comprehensive loss	$(949,889)	$(228,764)	$(1, 592,815)	$(745,988)

Loss per share
Basic	$(0.08)	$(0.02)	$(0.14)	$(0.06)
Diluted	$(0.08)	$(0.02)	$(0.14)	$(0.06)

Weighted average number of shares outstanding
Basic	11,759,966	11,759,966	11,759,966	11,759,966
Diluted	11,759,966	11,759,966	11,759,966	11,759,966

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)
	For the Six Months Ended June 30
	2012	2011

Cash flows from operating activities:
Net (loss) income	$(1,290,779)	$(1,308,896)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net cash (used in) provided by operating activities
Depreciation and amortization	1,622,687	1,574,097
Gain on disposal of parking lots	-	(388,857)
Provision for doubtful accounts	-	36,783
Changes in operating assets and liabilities:
Accounts receivable and other receivable	(288,743)	(142,029)
		-
Advances to suppliers	8,464	-

Properties held for resale	(4,087)	-
Increase/(decrease) in current liabilities:
Accounts payable and accrued expenses	22,867	31,436
Advances from buyers	(123,251)	(189,257)
Income and other taxes payable	(82,367)	(32,646)

Net cash (used in) provided by operating activities	(135,209)	(419,368)

Cash flows from investing activities:
Purchases of property & equipment	12,577	1,618
Sale of property & equipment	718	-
Proceeds from disposal of parking lots		388,857
Net cash provided by (used in) investing activities	13,295	390,475

Cash flows from financing activities:
Loan to third party	-	(2,383,563)
Repayment of loan to third party	307,794	-

Net cash provided by (used in) financing activities	307,794	(2,383,563)

Effect of exchange rate	(104,774)	170,538

Net increase (decrease) in cash and cash equivalents	81,107	(2,241,918)

Cash and cash equivalents, beginning of period	6,294,500	9,584,071

Cash and cash equivalents, end of period	$6,375,607	$7,342,152

Supplemental disclosures of cash flow information:
Interest paid	$1,066,391	$1,171,471
Income taxes	$-	$-

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED

1.	Description of business

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

2.	Summary of significant accounting policies

Unaudited Interim Financial Information

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2011. The results of the three-month and six-month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2012.

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

Allowance for doubtful accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and other receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2012 and December 31, 2011, the Company reserved $1,684,001 and $1,699,814 respectively, for other receivable bad debt, and $689,207 and $695,678, respectively, for accounts receivable bad debt. The Company also reserved $1,967,574 and $1,986,050 respectively for loans receivable.

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

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized as of June 30, 2012 and December 31, 2011, respectively.

Real estate held for development or sale

The Company capitalizes as real estate held for development or sale, the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. As of the December 31, 2010, except the parking spaces, all the merchantable real estates of Qiyuan New Village, Peacock Garden, Chenglong Garden had been sold. As of June 30, 2012 and December 31, 2011, real estate held for development or sale amounted to zero.

Properties held for rental

Properties include buildings held for rental and land use rights, which are being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over 20-26 years. As of June 30, 2012 and December 31, 2011, net property held for rental amounted to $47,371,112 and $49,420,220, respectively. Accumulated depreciation of rental properties amounted to $24,763,145 as of June 30, 2012 and $23,402,215 as of December 31, 2011.

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

As of June 30, 2012 and December 31, 2011, respectively, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share as the effect of options outstanding at that time was anti-dilutive.

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

Concentrations of business and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents, accounts receivable and other receivables arising from its normal business activities. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions. The Company maintains large sums of cash in two major banks in China. The aggregate balance in such accounts as of June 30, 2012 was $ 6,262,811. There is no insurance securing these deposits in China. The Company has a diversified customer base, most of which are in China.

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

Recent accounting pronouncements

In July 2012, the FASB issued amended standards to simplify how entities test indefinite-lived intangible assets for  impairment which improve  consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. These amended standards are effective for us beginning in the fourth quarter of 2012; however, early adoption is permitted. We do not expect these new standards to significantly impact our consolidated condensed financial statements.

In December 2011, the FASB issued guidance on offsetting (netting) assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The new guidance is effective for annual periods beginning after January 1, 2013. The Company does not believe that this will have a material impact on its consolidated financial statements. We do not expect the adoption will have a significant impact on our consolidated condensed financial statements.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amendments provide an entity with an option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance is effective for fiscal years, and interim periods within those years beginning after December 15, 2011 and should be applied on a retrospective basis. As the amendments are limited to presentation only, the Company does not believe that this will have a material impact on its consolidated financial statements. We do not expect the adoption will have a significant impact on our consolidated condensed financial statements.

Reclassifications

Certain amounts in the 2011 financial statements may have been reclassified to conform to the 2012 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

3.	Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. The Company has a working capital deficit of $26,777,640 and $27,643,654 as of June 30, 2012 and December 31, 2011, respectively. As the Company has limited cash flow from operations, its ability to maintain normal operations is dependent upon obtaining adequate cash to finance its overhead, sales and marketing activities. Additionally, in order for the Company to meet its financial obligations, including salaries, debt service and operations, it has maintained substantial short term bank loans that have historically been renewed each year. The Company’s ability to meet its cash requirements for the next twelve months largely depends on the bank loans that involve interest expense requirements that reduce the amount of cash we have for our operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During 2011, the Company entered into a collateralized loan agreement with Beijing Sihai Real Estate Development Ltd., pursuant to which the Company loaned $2,723,123, due on November 29, 2013. The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period plus 10%. $314,812 of repayment from Beijing Sihai Real Estate Development Ltd was received during 2012 first quarter.

During 2011, the Company entered into a collateralized loan agreement with Shenyang Landing Concrete Ltd. Company, pursuant to which, the Company loaned $2,361,089, due on March 27, 2013.  The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period. On November 30, 2011 the Company, along with Shenyang Landing Concrete Ltd reassigned the loan amount to and Kaiyuan Hongyun Concrete Admixture Ltd. with the same terms.

During 2009, the Company entered into an uncollateralized loan agreement with Zhongxin Guoan Ltd., pursuant to which the Company loaned $1,967,574, due on October 30, 2011. The loan bore interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period.  Subsequent to the issuance of the loan, the Company determined that the loan was uncollectible and recorded a reserve on the entire loan amount.  During the fourth quarter of 2011, this loan was reassigned to Shenyang Konggang New City Investment Development Ltd., who is working on a development project with Zhongxin Guoan Ltd.  The loan remains uncollateralized and is now due on November 24, 2013. The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period.

5.	Property and equipment

Property, Plant & Equipment consisted of the following:

	June 30, 2012	December 31, 2011
Building	$15,442	$15,587
Automobile	1,159,121	1,170,005
Office equipment & Furniture	549,939	555,469
	1,724,502	1,741,061
Accumulated depreciation	(1,458,156)	(1,427,382)
Property and equipment, net	$266,346	$313,679

The Company recorded depreciation expense relating to properties held for rental, as well as property and equipment amounting to $1,622,687 and $1,574,097 for the six months ended of 2012 and 2011, respectively, of which, $44,053 and $53,239 were recorded as general and administrative expense, respectively.

As of June 30, 2012, fixed assets and rental property totaling $30,747,268 were pledged as security for various bank loans totaling $20,746,104.

6.	Accrued expenses

Accrued expenses consisted of the following:

	June 30, 2012	December 31, 2011
Payroll and welfare payable	$112,167	$112,083
Accrued expenses	2,800	53,335
Total	$114,967	$165,418

7.	Other payables

Other payables consisted of the following:

	June 30, 2012	December 31, 2011
Customer guarantee deposit	$1,120,290	$1,044,960
Customer deposit for property decoration	17,763	19,042
Miscellaneous payable	966,727	967,349
Total	$2,104,781	$2,031,351

8.	Tax payables

Tax payables consisted of the following:

	June 30, 2012	December 31, 2011
Income tax payable in Mainland China	$1,206,422	$1,217,751
Business tax	649,061	685,396
Land VAT payable	2,362,721	2,390,499
Other levies	26,746	76,188
Total	$4,244,951	$4,369,834

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

The Company had amounts due to a Loyal Best, a previously disposed of entity, as of June 30, 2012 and December 31, 2011 in the amount of $826,609 and $834,371, respectively.

10.	Loan Payable

Loans payable (including accrued interest) consisted of the following:

Nature	Due on	Interest per Annum	June 30, 2012	December 31, 2011
Bank loan	6-12-2013	8.775%	$6,296,238	$6,355,360
Bank loan	10-13-2012	10.395%	14,449,866	14,585,551
			20,746,104	20,940,911
Less current portion			20,746,104	20,940,911
			$-	$-

The above loans are secured by Company rental properties.

As of June 30, 2012 and 2011, the Company’s accrued interest and finance cost amounted to $1,066,323 and $1,152,063  respectively.

11.	Statutory reserve

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

iii.
Allocations of 5% to 10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory Common Welfare Fund”, which is established for the purpose of providing employee facilities and other collective benefits to the Company’s employees; and statutory common welfare fund is no longer required per the new cooperation law executed in 2006;

iv.	Allocations to the discretionary surplus reserve, if approved in the stockholders’ general meeting.

The Company did not contribute to statutory reserve for the six months ended of June 30, 2012 and 2011, respectively, due to the net loss incurred for its Chinese operation.

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

During 2012 and 2011, the Company was organized into two main business segments: (1) Property for sale, and (2) Rental income and Income of management fee of commercial buildings. The following table presents a summary of operating information and certain year-end balance sheet information as of six months ended of June 30, 2012 and 2011, respectively.

	June 30,
	2012	2011
Revenues from unaffiliated customers:
Selling of properties	$-	$-
Rental income & management fee	3,839,366	3,567,407
Consolidated	$3,839,366	$3,567,407
Operating income (loss):
Selling of properties	$(367)	$(103,534)
Rental income & management fee	580,327	203,050
Corporation (1)	(712,821)	(749,451)
Consolidated	$(132,860)	$(649,935)
Net income (loss) before taxes:
Selling of properties	$(1,225,253)	$(1,255,597)
Rental income & management fee	580,864	203,050
Corporation (1)	(646,390)	(256,348)
Consolidated	$(1,290,779)	$(1,308,896)
Identifiable assets:
Selling of properties	$3,974	$2,308
Rental & management fee	47,514,864	50,551,312
Corporation (1)	11,794,420	9,555,921
Consolidated	$59,313,258	$60,109,541
Depreciation and amortization:
Selling of properties	$-	$-
Rental & management fee	1,578,634	1,520,858
Corporation (1)	44,053	53,239
Consolidated	$1,622,687	$1,574,097

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

Any statements in this discussion that are not historical facts are forward-looking statements that involve risks and uncertainties; actual results may differ from the forward-looking statements. Sentences or phrases that use such words as “believes”, “anticipates”, “plans”, “may”, “hopes”, “can”, “will”, “expects”, “is designed to”, “with the intent”, “potential” and others indicate forward-looking statements, but their absence does not mean that a statement is not forward-looking.  Factors that could have a material and adverse impact on actual results are described in our annual report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on May 15, 2012.  We do not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

(3)  Results of Operations

Comparison of operations for the periods ended June 30, 2012 and 2011:

The Company incurred a net loss of $1,290,779 for half year of 2012, an increase of $18,116, or 1.38%, compared with the same period of 2011. Components resulting in this increase are discussed below.

Sales revenues increased by $271,959 or 7.62% from $3,567,407 for half year of 2011 to $3,839,366 for the same period of 2012. End of June 30, 2012, both the rental income and management fee income increased during half year in 2012 compared to the same period of 2011, of which the rental income increased by $249,756 or 9.69% from $2,578,240 of 2011 to $2,827,996 for the same period of`2012, which is largely attributable to the Company increasing rental rates in 2012. The management fee income increased by $22,203 or 2.24% from $989,167 for 2011 to $1,011,370 for the same period of 2012.

Cost of revenue decreased by $143,610 or 4.57% for half year of 2012 compared to 2011 with same period, which mainly due to the decrease of the cost of rental business, the company incurred about $150,050 maintenance fee in first half year of 2011, but there is no such fee incurred in the same period of 2012.

The rate of gross profit of rental business were 25% and 10%, in half year of 2012 and 2011, respectively, which increased by 15%. This increase attributed to the constant increase of rental fee and decrease of cost of rental business. The rate of gross profit of management business were 14% and 16% in half year of 2012 and 2011, respectively, which decreased by 2%. The decrease attributed to increase of cost of management business but income from management business remained  stable.

Selling expenses decreased by $8,899 or 25.71% from $34,616 for first half year of 2011 to $25,717 for the same period of 2012, this attributed to the bonus to the employee decreased in first half year of 2012 compared to the same period of 2011.

General and administrative expenses decreased by $83,421 or 8.44% from $988,307 for first half year of 2011 to $904,886 for the same period of 2012, the decrease mainly due from the Company paid an agent service fee about RMB 2,000,000 during first half year of last year, but there was no such service fee occurred in the same period of 2012.

Depreciation expense decreased by $9,186 or 17.25% from $53,239 for first half year of 2011 to $44,053 for the same period of 2012. This decrease was mainly due to the company disposed some fixes assets in 2012, but there is no such business incurred during the same period of 2011.

Interest and finance costs increased by $72,670 or 6.31% from $1,152,063 for first half year of 2011 to $1,224,733 for the same period of 2012, which is primarily the Company accrued more interest in 2012 than the same period of 2011.

The Company earned $388,857 income from disposal of parking lots in first half year of 2011, but there is no such business occurred during the same period of 2012.

(4)  Cash Flow Discussion

Net cash flows provided by operating activities for first half year of 2012 and 2011 were negative $135,209 and negative $419,368, respectively. The increase amounted to $284,159 or 68%, this significant change  was due to the below factors:

The first factor is that the net loss from operation business decreased by $18,117 during the first half year of 2012. This resulted the cash flow from operating activity increase by $18,117 compared first half year of 2012 to the same period of 2011.

The second factor is that the company gained proceeds $388,857 from disposal of parking lots in frist half year of 2011, but there is no such business occurred in the same period 2012.

(5)  Liquidity and Capital Resources

Current liabilities exceeded current assets by $26,777,641 as of June 30, 2012. The Short Term Loans amounted to $14,449,866 and the Long Term loans amounted to $6,296,238, total loans took about 77% of the working capital deficit. They were bank loans due in June 2013 and October 2012, respectively, and secured by some of the Company’s real estate assets. It has become common practice in China, for banks and companies to renegotiate loan extensions on an annual basis.  This is driven by the ever changing banking regulatory environment and a situation where banks are becoming more conservative.

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

(6)  Contractual Obligations

The following table was a summary of the Company’s contractual obligations as of June 30, 2012:

	Total	Less than one year	1-3 Years		Thereafter
Short-Term Debt	$14,449,866	$14,449,866		$-	$-
Long-Term Debt	6,296,238	-		6,296,238	-
Amounts due to related parties	-	-		-	-
Construction commitments	-	-		-	-
Total Contractual Cash Obligations	$20,746,104	$20,746,104	$		$-

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

In connection with the preparation of this report, Great China International’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Great China International’s disclosure controls and procedures were effective as of the end of the fiscal quarter on June 30, 2012, to ensure that information that is required to be disclosed by Great China International in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within Great China International to disclose information that is otherwise required to be set forth in its periodic reports.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended June 30, 2012, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

31.1	31	The certification of chief executive officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	31	The certification of chief financial officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	32	The certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350*

101.INS	101	XBRL Instance Document**

101.SCH	101	XBRL Taxonomy Extension Schema Document**

101.CAL	101	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	101	XBRL Taxonomy Definition Linkbase Document**

101.LAB	101	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	101	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith
** To be filed by amendment

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: August 20, 2012	By	/s/ Jiang Peng
Jiang Peng, Chairman of the Board
(Principal Executive Officer)

Date: August 20, 2012	By	/s/ Sun Dongqing
Sun Dongqing, Chief Financial Officer
(Principal Financial and Accounting Officer)