Form 10-Q
period 2012-09-30
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2012-11-16
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity:  As of October 31, 2012, there were 11,759,966 shares of common stock outstanding.

FORM 10-Q
GREAT CHINA INTERNATIONAL HOLDINGS, INC.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(UNAUDITED)

	September 30, 2012	December 31, 2011

ASSETS

Current assets:
Cash and cash equivalents	$6,899,541	$6,294,500
Accounts receivable, net	275,034	12,782
Other receivable, net	307,206	233,634

Total current assets	7,481,781	6,540,916

Long-term loan receivable	4,821,156	5,131,953
Property and equipment, net	249,259	313,679
Rental property, net	47,104,632	49,420,220

Total assets	$59,656,828	$61,406,768

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Bank loans	$6,364,562	$20,940,911
Accounts payable	4,506,130	4,515,394
Accrued expenses	123,855	165,418
Other payable	2,171,263	2,031,351
Payable to disposed subsidiaries	835,579	834,371
Advances from buyers	1,239,205	1,327,291
Taxes payable	4,298,168	4,369,834

Total current liabilities	19,538,762	34,184,571

Long term debt, net	14,606,670	-
Total liabilities	34,145,433	34,184,571

Stockholders' equity:
Common stock, $.001 par value 50,000,000 shares authorized,
11,759,966 issued and outstanding as of
September 30, 2012 and December 31, 2011	11,760	11,760
Additional paid in capital	4,566,156	4,566,156
Statutory reserve	638,128	638,128
Accumulated other comprehensive income	4,259,648	4,256,243
Retained earnings	16,035,703	17,749,911

Total stockholders' equity	25,511,396	27,222,198

Total liabilities and stockholders' equity	$59,656,828	$61,406,768

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

	Three month periods ended September 30,		Nine month periods ended September 30,
	2012	2011	2012	2011
Revenues
Real estate sales	$-	$-	$-	$-
Rental income	1,460,072	1,291,349	4,288,068	3,869,589
Management fee income	549,375	502,300	1,560,745	1,491,467
Total revenues	2,009,447	1,793,649	5,848,649	5,361,056
Cost of revenues
Real estate cost	-	-	-	-
Rental cost	1,270,284	1,107,951	3,396,465	3,418,064
Management fee cost	334,584	362,346	1,205,972	1,193,414
Total cost	1,604,868	1,470,298	4,602,437	4,611,478
Gross profit	404,580	323,351	1,246,376	749,578
Operation expenses
Selling expenses	20,736	24,280	46,453	58,896
General and administrative expenses	455,021	354,490	1,359,907	1,342,797
Depreciation and amortization	22,742	26,045	66,795	79,284
Abandonment of real estate inventory	-	-	-	-
Total operation expenses	498,499	404,815	1,473,156	1,480,977

Loss from operations	(93,919)	(81,463)	(226,780)	(731,399)
Other income (expense)
Land leveling income	-	-	-	-
Disposal of parking lots income	-	439,181	-	828,038
Other income, net	80,759	57,048	147,573	161,294
Interest and finance costs	(410,103)	(507,427)	(1,634,836)	(1,659,490
Total other income (expense)	(329,344)	(11,198)	(1,487,263)	(670,158)

Loss before income taxes	(423,263)	(92,662)	(1,714,043)	(1,401,557)

Provision for income taxes	-	-	-	-

Net loss	(423,263)	(92,662)	(1,714,043)	(1,401,557)
Other comprehensive income (loss):
Foreign currency translation adjustment	305,441	366,036	3,405	928,943
Comprehensive income (loss)	$(117,822)	$273,374	$(1,710,637)	$(472,614)
Net (loss) income per share
Basic	$(0.01)	$0.02	$(0.15)	$(0.04)
Diluted	$(0.01)	$0.02	$(0.15)	$(0.04)

Weighted average number of shares outstanding
Basic	11,759,966	11,759,966	11,759,966	11,759,966
Diluted	11,759,966	11,759,966	11,759,966	11,759,966

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

	For the Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(1,714,043)	$(1,401,557)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities
Depreciation and amortization	2,460,442	2,456,928
Gain on disposal of parking lots	-	(828,038)
Provision for doubtful accounts	-	37,004
(Increase) decrease in current assets:
Accounts receivable and other receivable	(341,738)	(168,663)
Advances to suppliers	8,688	6,148
Properties held for resale	-	-
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	78,935	126,698
Advances from buyers	(89,359)	(196,415)
Income and other taxes payable	(77,429)	(22,857)

Net cash provided by operating activities	325,497	9,247

Cash flows from investing activities:
Purchases of property and equipment	(10,886)	-
Proceeds from disposal of parking lots	-	832,039

Net cash (used in) provided by investing activities	(10,886)	832,039

Cash flows from financing activities:
Loans repayment from third party	315,935	-
Loan to third party	-	(2,397,883)

Net cash provided by (used in) financing activities	315,935	(2,397,883)

Effect of exchange rate	(25,505)	215,438

Net increase (decrease) in cash and cash equivalents	605,041	(1,341,159)

Cash and cash equivalents, beginning of period	6,294,500	9,584,071

Cash and cash equivalents, end of period	$6,899,541	$8,242,912

Supplemental disclosures of cash flow information:
Interest paid	$1,634,787	$1,698,808
Income tax paid	$-	$-

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED

1.	Description of business

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

2.	Summary of significant accounting policies

Unaudited Interim Financial Information

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2011. The results of the three month and nine-month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2012.

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

Allowance for doubtful accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and other receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2012 and December 31, 2011, the Company reserved $1,702,276 and $1,699,814 respectively, for other receivable bad debt, and $696,686 and $695,678, respectively, for accounts receivable bad debt. The Company also reserved $1,988,926 and $1,986,050 respectively for loans receivable.

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

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized as of September 30, 2012 and December 31, 2011 respectively.

Real estate held for development or sale

The Company capitalizes as real estate held for development or sale, the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. As of the December 31, 2010, except the parking spaces, all the merchantable real estates of Qiyuan New Village, Peacock Garden, Chenglong Garden had been sold. As of September 30, 2012 and December 31, 2011, real estate held for development or sale amounted to zero.

Properties held for rental

Properties include buildings held for rental and land use rights, which are being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over 20-26 years. As of September 30, 2012 and December 31, 2011, net property held for rental amounted to $47,104,632 and $49,420,220, respectively. Accumulated depreciation of rental properties amounted to $25,829,746 as of September 30, 2012 and $23,402,215 as of December 31, 2011.

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

Other income

Other income consists of land leveling income, parking lot income, cleaning income, etc., of which land leveling income was a one-time service performed at the request of our customers. This income was recognized as the services were performed and the settled amount has been paid in accordance with the terms of the agreement.

Earnings per share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

As of September 30, 2012 and December 31, 2011, respectively, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share as the effect of options outstanding at that time was anti- dilutive.

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

Concentrations of business and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents, accounts receivable and other receivables arising from its normal business activities. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions. The Company maintains large sums of cash in two major banks in China. The aggregate balance in such accounts as of September 30, 2012 was $ 6,802,435. There is no insurance securing these deposits in China. The Company has a diversified customer base, most of which are in China.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. The Company has a working capital deficit of $12,056,981 and $27,643,654 as of September 30, 2012 and December 31, 2011, respectively. As the Company has limited cash flow from operations, its ability to maintain normal operations is dependent upon obtaining adequate cash to finance its overhead, sales and marketing activities. Additionally, in order for the Company to meet its financial obligations, including salaries, debt service and operations, it has maintained substantial short term bank loans that have historically been renewed each year. The Company’s ability to meet its cash requirements for the next twelve months largely depends on the bank loans that involve interest expense requirements that reduce the amount of cash we have for our operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During 2011, the Company entered into a collateralized loan agreement with Beijing Sihai Real Estate Development Ltd., pursuant to which the Company loaned $2,752,673, due on November 29, 2013. The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period plus 10%. $318,228 of repayment from Beijing Sihai Real Estate Development Ltd was received during 2012 first quarter.

During 2011, the Company entered into a collateralized loan agreement with Shenyang Landing Concrete Ltd. Company, pursuant to which, the Company loaned $2,386,711, due on March 27, 2013.  The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period. On November 30, 2011 the Company, along with Shenyang Landing Concrete Ltd reassigned the loan amount to Kaiyuan Hongyun Concrete Admixture Ltd. with the same terms.

During 2009, the Company entered into an uncollateralized loan agreement with Zhongxin Guoan Ltd., pursuant to which the Company loaned $1,988,926, due on October 30, 2011. The loan bore interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period.  Subsequent to the issuance of the loan, the Company determined that the loan was uncollectible and recorded a reserve on the entire loan amount.  During the fourth quarter of 2011, this loan was reassigned to Shenyang Konggang New City Investment Development Ltd., who is working on a development project with Zhongxin Guoan Ltd.  The loan remains uncollateralized and is now due on November 24, 2013. The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period.

5.	Property and equipment

Property, Plant & Equipment consisted of the following:

	September 30, 2012	December 31, 2011
Building	$15,609	$15,587
Automobile	1,171,700	1,170,005
Office equipment & Furniture	558,194	555,469
	1,745,503	1,741,061
Accumulated depreciation	(1,496,244)	(1,427,382)
Property and equipment, net	$249,259	$313,679

The Company recorded depreciation expense relating to properties held for rental, as well as property and equipment amounting to $2,460,442 and $2,456,928 for the nine months ended of 2012 and 2011, respectively, of which, $66,795 and $79,284 were recorded as general and administrative expense, respectively.

As of September 30, 2012, fixed assets and rental property totaling $31,080,924 were pledged as security for various bank loans totaling $20,971,232.

6.	Accrued expenses

Accrued expenses consisted of the following:

	September 30, 2012	December 31, 2011
Payroll and welfare payable	$113,341	$112,083
Accrued expenses	10,514	53,335
Total	$123,855	$165,418

7.	Other payables

Other payables consisted of the following:

	September 30, 2012	December 31, 2011
Customer guarantee deposit	$1,143,859	$1,044,960
Customer deposit for property decoration	16,970	19,042
Miscellaneous payable	1,010,434	967,349
Total	$2,171,263	$2,031,351

8.	Tax payables

Tax payables consisted of the following:

	September 30, 2012	December 31, 2011
Income tax payable in Mainland China	$1,219,514	$1,217,751
Income tax payable in Hong Kong	-	-
Business tax	657,955	685,396
Land VAT payable	2,387,525	2,390,499
Other levies	33,174	76,188
Total	$4,298,168	$4,369,834

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

The Company had amounts due to a Loyal Best, a previously disposed of entity, as of September 30, 2012 and December 31, 2011 in the amount of $835,579 and $834,371, respectively.

10.	Loan Payable

Loans payable (including accrued interest) consisted of the following:

Nature	Due on	Interest per Annum	September 30, 2012	December 31, 2011
Bank loan	6-12-2013	8.775%	$6,364,562	$6,355,360
Bank loan	10-13-2013	10.395%	14,606,670	14,585,551
			20,971,232	20,940,911
Less current portion			6,364,562	20,940,911
			$14,606,670	$-

The above loans are secured by Company rental properties.

As of September 30, 2012 and 2011, the Company’s accrued interest and finance cost amounted to $1,634,836 and $1,659,490, respectively.

11.	Statutory reserve

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

The Company did not contribute to statutory reserve for the six months ended of September 30 2012 and 2011, respectively, due to the net loss incurred for its Chinese operation.

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

During 2012 and 2011, the Company was organized into two main business segments: (1) Property for sale, and (2) Rental income and Income of management fee of commercial buildings. The following table presents a summary of operating information and certain year-end balance sheet information as of six months ended of September 30, 2012 and2011, respectively.

	September 30, 2012	September 30, 2011
Revenues from unaffiliated customers:
Selling of properties	$-	$-
Rental income & Management fee	5,848,813	5,361,056
Consolidated	5,848,813	5,361,056
Operating income (loss):
Selling of properties	(185,494)	(104,635)
Rental income & Management fee	(6,561)	390,148
Corporation (1)	(34,724)	(1,016,912)
Consolidated	(226,780)	(731,399)
Net loss before taxes:
Selling of properties	(1,816,442)	(1,764,125)
Rental income & Management fee	(5,803)	390,148
Corporation (1)	108,203	(27,581)
Consolidated	(1,714,043)	(1,401,558)
Identifiable assets:
Selling of properties	3,991	2,277
Rental & management fee	47,290,099	50,321,312
Corporation (1)	12,362,738	10,508,463
Consolidated	59,656,828	60,832,052
Depreciation and amortization:
Selling of properties		79,284
Rental & management fee	2,393,647	2,358,669
Corporation (1)	66,795	18,975
Consolidated	2,460,442	2,456,928
Capital expenditures:
Selling of properties	-	-
Rental & management fee	4,463	14,232
Consolidated	$4,463	$14,232

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

(3)  Results of Operations

Comparison of operations for the periods ended September 30, 2012 and 2011:

The Company incurred a net loss of $1,714,043 for the first nine months of 2012, an increase of $312,486, or 22.3%, compared with the same period of 2011. Components resulting in this improvement are discussed below.

Sales revenues increased by $487,757 or 9.10% from $5,361,056 for the first nine months of 2011 to $5,848,813 for the same period of 2012. For the nine months ended September 30, 2012, both the rental income and management fee income increased compared to the same period of 2011, of which the rental income increased by $418,479 or 10.81%`from $3,869,589 for the first nine months of 2011 to $4,288,068 for the same period of`2012, which is largely attributable to the Company increasing rental rates in 2012. The management fee income increased by $69,278 or 4.64% from $1,491,467 for the first nine months of 2011 to $1,560,745 for the same period of 2012.

There is no significant change in cost of revenue for the first nine months of 2012 compared with same period of 2011, which was $4,602,437 and $4,611,478 for 2012 and 2011, respectively.

The gross profit margin of rental business were 21% and 12%, in the first nine months of 2012 and 2011, respectively, which increased by 9%. This increase is attributed to the constant increase of rental fee and decrease of cost of rental business. The gross profit margin of management business were 23% and 20% in the first nine months of 2012 and 2011, respectively, which increased by 3%.  The increase is attributed to an increase of income of management business.

Selling expenses decreased by $12,443 or 21.13% from $58,896 for the first nine months of 2011 to $46,453 for the same period of 2012. This is attributed to a decrease in employee bonuses in the first nine months of 2012 compared to the same period of 2011.

General and administrative expenses did not change significantly, increasing just $17,110 or 1.27% from $1,342,797 for the first nine months of 2011 to $1,359,907 for the same period of 2012.

Depreciation expense decreased by $12,489 or 15.75% from $79,284 for the first nine months of 2011 to $66,795 for the same period of 2012. This decrease was mainly due to the company disposing of some fixed assets in 2012, but there is no such disposal during the same period of 2011.

Interest and finance costs decreased by $24,654 or 1.49% from $1,659,490 for the first nine months of 2011 to $1,634,836 for the same period of 2012, which is primarily due to the effect of exchange differences in 2011 compared to 2012.

The Company earned $828,038 income from disposal of parking lots in the first nine months of 2011, but there is was no such disposal of assets in the first nine months of 2012.

 (4)  Cash Flow Discussion

Net cash flows provided by operating activities for the first nine months of 2012 and 2011 were $325,497 and $9,247, respectively. The increase amounted to $316,250 or 3420%.  This significant change was due to the below factors:

The main factor is that the Company disposed of parking lots in the first nine months of 2011, which reduced cash flow from operating activities by $828,038 in 2011, but there is no similar disposal of assets in the same period of 2012.

Net cash flows used in investing activities for the first nine months of 2012 were not significant.

Net cash flows from financing activities were $315,935 and negative $2,397,883 during the first nine months of 2012 and 2011, respectively. The change is due to the Company making a loan to a third party in the first nine months of 2011, but there were no similar loan transactions in the same period of 2012. Furthermore, the Company was repaid part of a loan, approximately $318,228, from a third party during the first quarter of 2012.

(5)  Liquidity and Capital Resources

Current liabilities exceeded current assets by $12,056,981 as of September 30, 2012. The Short Term Loans amounted to $6,364,562 the loan accounted for about 53% of the working capital deficit. This bank loan is due in June 2013 and secured by some of the Company’s real estate assets. It has become common practice in China, for banks and companies to renegotiate loan extensions on an annual basis.  This is driven by the ever changing banking regulatory environment and a situation where banks are becoming more conservative.

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

(6)  Contractual Obligations

The following table was a summary of the Company’s contractual obligations as of September 30, 2012:

	Total	Less than one year	1-3 Years	Thereafter
Short-Term Debt	$6,364,562	$6,364,562	$-	$-
Long-Term Debt	14,606,670	-	14,606,670	-
Amounts due to related parties	-	-	-	-
Construction commitments	-	-	-	-
Total Contractual Cash Obligations	$20,971,232	$6,364,562	$14,606,670	$-

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits

Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

31.1	31	The certification of chief executive officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	31	The certification of chief financial officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	32	The certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: November 16, 2012	By	/s/ Jiang Peng
Jiang Peng, Chairman of the Board
(Principal Executive Officer)

Date: November 16, 2012	By	/s/ Sun Dongqing
Sun Dongqing, Chief Financial Officer
(Principal Financial and Accounting Officer)