Form 10-K
period 2012-12-31
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2013-04-15
CIK 828878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012, or

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
☐  Large accelerated filer  ☐  Accelerated filer   ☐  Non-accelerated filer   ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates on June 29, 2012, based on the average bid and asked prices on that day was 121,439.  As of March 29, 2013, the Registrant had outstanding 11,759,966 shares of common stock, par value $0.001.

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

The Company is currently focused primarily on real estate leasing, management, and consulting activities in the city of Shenyang.  There are no development projects underway at this time and no development projects were implemented during 2012.  As a result of these circumstances, the Company focused on leasing and property management, which accounted for all of our revenue in 2012.

Leasing and Management Services

Our leasing and management services were conducted in 2012 primarily with respect to real estate projects we developed in prior years.  The following is a description of those projects.

●
President Building comprises three blocks of commercial buildings, including two commercial towers, situated in Shenyang City, Heping North Street, which is the financial district of Shenyang.  While the original intention was to sell the office space, management subsequently decided to retain the majority of the property for leasing purposes.  The buildings maintain a high occupancy rate with tenants that are primarily international companies.  Great China Holdings’ head office is situated on the 25th and 26th Floors of President Building.

When the President Building was built, it was one of the few commercial buildings in Shenyang that was positioned as premium commercial building.  Over the years, a number of commercial buildings were built to fulfill an increasing demand.  The President Building maintains its competitiveness mainly with its strong location at the financial center of Shenyang.  Tenant satisfaction is closely monitored and maintained through surveys and regular networking meetings.  Though minor renovations are ongoing in the Building, we anticipate no major renovations in the near future.  The aggregate occupancy rate for the two towers at the end of 2011 and 2012 was 98.4% and 98.5%, respectively, ranked among the highest in Shenyang.  The tenants as a whole are engaged in a variety of businesses, including real estate, foreign trade, investment, insurance, e-commerce, media, advertisement, and heath care.

●
Chenglong Garden, situated in Shenyang Huang Gu District, comprises 12 blocks of modern apartments consisting of 865 residential apartments, a number of retail shops and ancillary facilities including basement car parking facilities and parks.  We lease the retail shops and related commercial space, which comprise approximately 3,198 square meters of commercial space.

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

Shenyang is rich in industrial resources. Manufactures include heavy machinery, tractors, motor vehicles, cables, machine tools (Shenyang has one of the largest machine-tool plants in China), transformers, textiles, chemicals, paper products, medicines, and cement. Copper, zinc, and lead are also smelted in the city. Shenyang is also the seat of Liaoning University, Northeastern University, China Medical University, Shenyang Conservatory of Music, and numerous other specialized institutes. In 2012, the gross domestic product in Shenyang increased by 11%, which is 3.2% higher than the national gross domestic product.

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

In 2012, consumer spending in Shenyang reached RMB 241.7 billion.  We believe this indicates Shenyang is a growing urban area with a consumer base that can sustain robust residential and commercial real estate development, sales, leasing and management.  Though the current global economic slowdown has had an impact on China and Shenyang, we believe Shenyang will continue to develop at a pace faster than that of the national average.

Employees

The Company currently has 140 employees,  23 of whom are engaged in administration activities, and  117 of whom are engaged in property management activities.

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

ITEM 1B.          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.             PROPERTIES

General

The Company, through Shenyang Maryland, was engaged in the business of developing residential and commercial real estate projects located in the city of Shenyang.  In several of those projects the Company leases space for office and retail uses

●
President Building comprises three blocks of commercial buildings, including two commercial towers, situated in Shenyang City, Heping North Street, which is the financial district of Shenyang.  While the original intention was to sell a majority of the office buildings, management subsequently decided to retain most of the properties for leasing purposes.  The buildings maintain a high occupancy rate with tenants that are primarily international companies.  Great China Holdings’ head office is situated on the 25th and 26th Floors of President Building.

●
Chenglong Garden, situated in Shenyang Huang Gu District, comprises 12 blocks of modern apartments consisting of 865 residential apartments, a number of retail shops and ancillary facilities including basement car parking facilities and parks.  We lease the retail shops and related commercial space, which comprise approximately 3,198 square meters of commercial space.

●	The Maryland Building consists of 12,858 square meters, of which 11,310 have been sold and the remaining 1,548 square meters are held for leasing purposes.

The President Building

The Company’s President Building, which was completed in 2002, consists of three blocks of commercial towers, each built according to international construction standards, situated in Shenyang City, Heping North Street in the financial district of Shenyang.  The project occupies an area of 8,126 square meters on a total construction area of 77,000 square meters, and represents an investment by the Company of RMB 582 million (approximately US$88.2 million).  While the Company’s original intention was to sell a majority of the office buildings, management subsequently decided to retain most of the properties for leasing purposes.  The buildings maintain a high occupancy rate with tenants who are mostly international companies.  The Company’s head office is situated on the 25th and 26th Floors of President Building.

In June 2007, Shenyang Maryland closed funding under a loan agreement with Shenyang City Commercial Bank (Holdings) Co., Ltd. (Zhongshan Branch) (the “Bank”) whereby the Bank agreed to loan RMB 40,000,000, or approximately US$6,420,443, to Shenyang Maryland for use in connection with renovation of the President Building, repurchase of assets from the Industrial and Commercial Bank of China and other purposes.  The principal amount of the loan bears interest at the rate of 8.775% per annum.  The principal has not been repaid, while the accrued interest on the loan has been repaid on time.  The principal on the loan was due on June 12, 2012, but was extended by the Bank to June 12, 2013, which was another in a series of annual extensions by the bank.  In addition to this loan, the Company also owes approximately US$14,734,916, to the bank, as a result of financing transactions that occurred prior to 2007.  This additional loan was due October 13, 2012, but was extended by the bank to October 13, 2013, which was another in a series of annual extensions by the bank.  The principal amount of the loan bears interest at the rate of 10.395% per annum.  The loan agreement provides that Shenyang Maryland must notify the Bank of certain material changes in its business that may occur during the term of the loan agreement, provides for penalties in the event of various events of default, and also provides that the amount of the Loan is secured by a pledge of property owned by Shenyang Maryland, including part of the President Building, as security for payment of the loan.

The total area of the President Building owned by the Company is 61,448.74 square meters, and the mortgaged area is 33,423.95 square meters.  The realty tax for the President Building is 12% of the total rental income, and the total realty tax for the year 2012 was RMB 4,066,929.22 (approximately US$ 652,787.15).  The mortgage details for the President Building are as follows:

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

Chenglong Garden

Chenglong Garden, situated in Shenyang Huanggu District, comprises 12 blocks of modern apartments consisting of 865 residential apartments, a number of retail shops and ancillary facilities including basement car parking facilities and parks. The project is situated near Beiling Park, schools and Hymall and Megamart.  All the residential apartments were sold as of December 31, 2010 There are still 4,683.54 square meters commercial space held for lease, and a few parking lots for sale

Qiyun New Village

Qiyun New Village is situated along the Nanyun Riverside and consists of 347 residential units.  Qiyun New Village was introduced to the real estate market in 1999.  All residential properties and parking space in Qiyun New Village were sold as of December 31, 2012. The company continues to hold approximately 2,185.97 square meters of retail space for lease.

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

Calendar Quarter Ended	High Bid ($)	Low Bid ($)

March 31, 2011	0.25	0.25
June 30, 2011	0.15	0.15
September 30, 2011	0.16	0.16
December 31, 2011	0.16	0.05

March 31, 2012	0.05	0.05
June 30, 2012	0.05	0.05
September 30, 2012	0.20	0.05
December 31, 2012	0.20	0.20

Dividends

We did not make any distributions to shareholders in 2012 or 2011.  Our present intention is to retain any earnings for use in our business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Security Holders

At March 29, 2013, there were approximately 157 holders of record of our common stock.

Equity Compensation Plans

As of December 31, 2012, there were no equity securities authorized for issuance under any of our compensation plans.

Repurchases of common stock

There were no repurchases of equity securities by Great China Holdings in the fourth quarter of 2012.

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

(2)          Executive Summary

Great China International Holdings, through its various subsidiaries, is or has been engaged in commercial and residential real estate leasing, management, consulting, investment, development and sales.  We conduct all our operation in the People’s Republic of China through our direct and indirect wholly owned subsidiaries; Shenyang Maryland International Industry Company Limited and Silverstrand International Holdings Company Limited.

(3)          Results of Operations

Comparison of operations for the 12-month periods ended December 31, 2012 and 2011:

The Company incurred a net loss of $2,326,526 for the year ended December 31, 2012, a change of $5,515,053, or 173%, compared with the net income of 3,188,527, in 2011.  Components resulting in this increase are discussed below.

Sales revenues increased by $243,118 or 3.42% from $7,108,668 for 2011 to $7,351,786 for 2012.  For 2012 both the rental income and management fee income increased from 2011.  Rental income increased by $171,294 or 3.34% from $5,129,695 in 2011 to $5,300,989 in 2012, which is largely attributable to the Company increasing rental rates in 2012.  Management fee income increased by $71,825 or 3.63% from $1,978,973 for 2011 to $2,050,798 for 2012.

There is no meaningful change of cost of revenue for 2012 compared with same period of 2011; it is $6,291,369 and $6,176,659 in 2012 and 2011 respectively.

The gross profit for the rental business was 10% and 8% in 2012 and 2011, respectively.  This increase is attributed to an increase of rental fees while the cost of revenue for the rental business remained unchanged.  The gross profit for the management business essentially remained unchanged; at 25.07% and 25.66% in 2012 and 2011, respectively.

Selling expenses decreased by $15,137 or 21.09% from $71,787 for 2011 to $56,650 for 2012, this is attributed to a decrease in bonus compensation paid to employees in 2012 compared to 2011.

General and administrative expenses decreased by $48,061, or 2.56% from $1,876,688 for 2011 to $1,828,627 for 2012.  The decrease is a result of cost savings measures.

Depreciation expense decreased by $16,753 or 15.85% from $105,667 for 2011 to $88,914 for 2012.  This decrease was mainly due to the Company’s disposal of some fixes assets in 2012.

Interest and finance costs increased by $75,284 or 3.72% from $2,023,340 for 2011 to $2,098,624 for 2012, which is primarily a result of the Company accruing more interest cost in 2011 than 2012 and exchange rate differences.

The Company earned $1,047,959 and $476,265 income from disposal of parking lots in 2011 and 2012 respectively, which decreased by $571,694 or 55%.

The Company had an $5,049,321 of income, from a tax on the Silvertrand Company being determined to be non-applicable in 2011, but there is no similar event in 2012.

(4)          Cash Flow Discussion

Net cash flows provided by operating activities for 2012 and 2011 were $765,571and $1,588,834, respectively.  The decrease amounted to $823,263 or 52%, which was due to the below factors:

The main factor was the Company’s disposal of parking lots and non-applicable tax of Silvertrand Company in 2011, which earned $1,047,959 and $5,049,321 respectively, compared to 2012 in which the Company earned $476,265 from the disposal of parking lots and nothing from non-applicable tax of Siverstrand.

Net cash flows used in investing activities for the year of 2012 were not significant.

Net cash flows from financing activities were negative $1,109,614 and negative $5,132,960 during 2012 and 2011, respectively. The decrease is due to the Company made loans to third party substantially less in 2011 compared to 2012.

(5)          Liquidity and Capital Resources

Current liabilities exceeded current assets by $28,131,960 as of December 31, 2012.  The Short Term Loans amounted to $21,155,359, the loan accounted for about 75% of the working capital deficit.  They are bank loans due in June 2013 and October 2013, respectively, and secured by the Company’s real estate assets. It has become common practice in China, for banks and companies to renegotiate loan extensions on an annual basis.  This is driven by the ever changing banking regulatory environment and a situation where banks are becoming more conservative.

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

(6)          Contractual Obligations

The following table was a summary of the Company’s contractual obligations as of December 31, 2012:

	Total	Less than one year	1-3 Years		Thereafter
Short-Term Debt	$21,155,359	$21,155,359		$-	$-
Long-Term Debt					-
Amounts due to related parties	-	-		-	-
Construction commitments	-	-		-	-
Total Contractual Cash Obligations	$21,155,359	$21,155,359	$		$-

Recent accounting pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, which requires entities to present information about significant items reclassified out of accumulated other comprehensive income (loss) by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. This ASU is effective for the Company in the first quarter of fiscal 2014. We do not expect the adoption will have a significant impact on our consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, which amends how companies test for impairment of indefinite-lived intangible assets. The new guidance permits a company to assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the annual impairment test. The ASU is effective for the Company in the first quarter of fiscal 2014. We do not expect the adoption will have a significant impact on our consolidated financial statements.

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

Name	Age	Position	Since

Jiang Peng	49	Chairman of the Board of Directors	2008
Sun Dongqing	42	Director and Chief Financial Officer	2008

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

Audit Committee; Financial Expert

The Board of directors has not established an audit committee, so the entire Board of Directors performs the functions associated with an audit committee, including, evaluating financial reporting matters, monitoring internal controls, compliance with internal financial policies, and engaging the registered independent accounting firm to audit the financial statements of Great China Holdings.  None of our directors are independent under the definition set forth in Rule 5605(a)(2) of the NASDAQ Listing Rules.  The Board of Directors has determined that Sun Dongqing is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

Director Nominations

The Board of Directors has not made any changes to the procedures by which security holders may recommend nominee’s to our Board of Directors.

Board Leadership Structure

Our Chairman of the Board also performs the functions and duties normally associated with a principal executive officer.  The Board of Directors does not have a lead independent director.  In light of the Company’s level of operations at present and its status as a smaller reporting company, the Board believes the Company’s current leadership structure is appropriate.  All of our Board members are engaged directly and regularly in the operations of the Company, so we believe the Board is exposed to, or has the opportunity to discover and evaluate, all areas of meaningful risk pertaining to the Company’s operations and to manage those risks at acceptable levels for the Company.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of Great China Holdings’ common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission regulations to furnish Great China Holdings with copies of all Section 16(a) forms they file. Based solely on Great China Holdings’ review of copies of such reports and representations from Great China Holdings’ executive officers and directors, and greater than ten-percent beneficial owners, Great China Holdings believes that its executive officers and directors complied with all Section 16(a) filing requirements during the fiscal year ended December 31, 2012.

ITEM 11.           EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary($)	All Other Compensation($)	Total($)

Jiang Peng (1)	2012	128,409	--	128,409
Chairman of the Board	2011	127,107	--	127,107
	2010	121,212	--	121,212

Sun Dongqing, CFO (2)	2012	15,409	--	15,409
	2011	14,300	--	14,300
	2010	10,909	--	10,909

Discussion of Summary Compensation Table

For his service as Chairman of the Board, Mr. Jiang was paid a monthly salary of 66,667 RMB (approximately US$10,701) in 2012.

We entered into a standard form employment agreement with Sun Dongqing in 2008, which provided for an initial term of two years and has been renewed annually since 2010.  Pursuant to the agreement the Company agreed to pay her a base salary of 8,000 RMB (approximately US$1,284) per month in 2012.

Outstanding Equity Awards

There are no outstanding equity awards held by our named executive officers at December 31, 2012.

Director Compensation Table

There was not compensation paid to our directors in addition to the amounts described above.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 29, 2013, the number and percentage of the outstanding shares of common stock which, according to the information supplied to Great China International, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock.

Name and Address	Number of Shares	Percent of Class

Frank Jiang C Site 25-26F President Building No. 69 Heping North Street, Heping District Shenyang 110003, People’s Republic of China	8,245,447(1)	70.1

Jiang Peng C Site 25-26F President Building No. 69 Heping North Street, Heping District Shenyang 110003, People’s Republic of China	1,085,745(2)	9.2

Sun Dongqing C Site 25-26F President Building No. 69 Heping North Street, Heping District Shenyang 110003, People’s Republic of China	0	-0-

All executive officers and directors as a group (2 persons)	9,331,192	79.3

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

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

Great China Holdings paid or accrued the following fees in each of the prior two fiscal years to its principal accountant:

	Year ended December 31, 2012	Year ended December 31, 2011
1. Audit fees	$85,000	$104,752
2. Audit-related fees	-0-	4,500
3. Tax fees	-0-	-0-
4. All other fees	-0-	-0-
Totals	$85,000	$109,252

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

The Board reviewed the audited consolidated financial statements of Great China Holdings as of and for the years ended December 31, 2012 and 2011, with management and the independent auditors.  Management has the sole ultimate responsibility for the preparation of Great China International’s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved Great China International’s audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2012, for filing with the Securities and Exchange Commission.

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

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: April 15, 2013	By	/s/ Jiang Peng
Jiang Peng, Chairman of the Board
(Principal Executive Officer)

Date: April 15, 2013	By	/s/ Sung Dongqing
Sung Dongqing, Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2013	/s/ Jiang Peng
Jiang Peng, Director

Date: April 15, 2013	/s/ Sung Dongqing
Sung Dongqing, Director

INDEX TO FINANCIAL STATEMENTS
Consolidated Financial Statements
Great China International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
 Great China International Holdings, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Great China International Holdings, Inc. and subsidiaries, as of December 31, 2012 and December 31, 2011, and the related consolidated statements of operation, stockholders' equity, and cash flows for the years ended December 31, 2012 and 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great China International Holdings as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a working capital deficit of $28,131,960 and $27,643,654 as of December 31, 2012 and 2011 respectively. In addition, the Company has negative cash flow for each of the two years in the period ended December 31, 2012 of $366,882 and $3,289,571 respectively.   These factors as discussed in Note 3 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

Certified Public Accountants
Los Angeles, California
April 15, 2013

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND DECEMBER 31, 2011

	December 31, 2012	December 31, 2011

ASSETS

Current assets:
Cash and cash equivalents	$5,927,618	$6,294,500
Accounts receivable, net	-	12,782
Other receivable, net	255,400	233,634

Total current assets	6,183,018	6,540,916

Long-term loan receivable	6,308,085	5,131,953
Property and equipment, net	229,061	313,679
Rental property, net	46,714,472	49,420,220

Total assets	$59,434,635	$61,406,768

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Bank loans	$21,155,359	$20,940,911
Accounts payable	4,552,396	4,515,394
Accrued expenses	57,337	165,418
Other payable	2,114,703	2,031,351
Payable to disposed subsidiaries	835,579	834,371
Advances from tenants	1,244,753	1,327,291
Taxes payable	4,354,853	4,369,834

Total current liabilities	34,314,978	34,184,571

Total liabilities	34,314,978	34,184,571

Stockholders' equity:
Common stock, $.001 par value 50,000,000 shares authorized,
11,759,966 issued and outstanding
as of Dec. 31 2012 and Dec. 31,2011	11,760	11,760
Additional paid in capital	4,566,156	4,566,156
Statutory reserve	638,128	638,128
Accumulated other comprehensive income	4,480,228	4,256,243
Retained earnings	15,423,385	17,749,911

Total stockholders' equity	25,119,657	27,222,198

Total liabilities and stockholders' equity	$59,434,635	$61,406,768

 The accompanying notes are integral part of these audited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME/(LOSS)
FOR THE YEARS ENDED DECMBER 31, 2012 AND 2011

	December 31,
	2012		2011
Revenues
Rental income		$5,300,989	$5,129,695
Management fee income		2,050,798	1,978,973
Total revenues		7,351,786	7,108,668

Cost of revenues
Rental cost		4,754,751	4,705,568
Management fee cost		1,536,618	1,471,090
Total cost		6,291,369	6,176,659
Gross profit		1,060,417	932,010

Operation expenses
Selling expenses		56,650	71,787
General and administrative expenses		1,828,627	1,876,688
Depreciation and amortization		88,914	105,667
Total operation expenses		1,974,191	2,054,142

Loss from operations		(913,774)	(1,122,133)

Other income (expense)
Disposal of parking lots income		476,265	1,047,959
Other income, net		209,606	236,719
Interest and finance costs		(2,098,624)	(2,023,340)

Total other income, net		(1,412,752)	(738,661)

Loss before income taxes		(2,326,526)	(1,860,794)

Benefit from income taxes		-	5,049,321

Net (loss) income		(2,326,526)	3,188,527

Other comprehensive (loss) income:
Foreign currency translation adjustment		223,985	1,291,605

Comprehensive (loss) income		$(2,102,541)	$4,480,132

(Loss) earnings per share
Basic	$	(0.18)	$0.38
Diluted		$(0.18)	$0.38

Weighted average number of shares outstanding
Basic		11,759,966	11,759,966
Diluted		11,759,966	11,759,966
Basic and diluted earnings per share are the same because there is no dilutive effect.

The accompanying notes are integral part of these audited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(AUDITED)

				Accumulated		Retained
			Additional	Other		Earnings/	Total
	Common Stock		Paid in	Comprehensive	Statutory	(Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Reserve	Deficit)	Equity
Balance, December 31, 2010	11,759,966	$11,760	$4,566,156	$2,964,637	$638,128	$14,561,384	$22,742,065

Net income for the year ended December 31, 2011	-	-	-	-	-	3,188,527	3,188,527
							-
Foreign currency translation adjustment	-	-	-	1,291,605	-	-	1,291,605
							-
Balance, December 31, 2011	11,759,966	$11,760	$4,566,156	$4,256,243	$638,128	$17,749,911	$27,222,198

Net loss for the year ended December 31, 2012	-	-	-	-	-
						(2,326,526)	(2,326,526)
Foreign currency translation adjustment	-	-	-	223,985	-	-	223,985

Balance, December 31, 2012	11,759,966	$11,760	$4,566,156	$4,480,228	$638,128	$15,423,385	$25,119,657

 The accompanying notes are integral part of these audited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	December 31,
	2012	2011

Cash flows from operating activities:
Net (loss) income	$(2,326,526)	$3,188,527
Adjustments to reconcile net loss to net cash provided by operating activities:
Net cash provided by operating activities
Depreciation and amortization	3,311,883	3,292,581
Relief of income tax payable	-	(5,049,321)
Provision for doubtful accounts	-	142,332
Changes in operating assets and liabilities:
Accounts receivable and other receivable	(15,098)	(23,315)
Advances to suppliers	(8,718)	(2,319)
Accounts payable and accrued expenses	(59,497)	12,791
Advances from buyers	(94,936)	2,492
Income and other taxes payable	(58,974)	25,066

Net cash provided by operating activities	$765,571	$1,588,834

Cash flows from investing activities:
Purchases of property & equipment	(12,060)	(1,007)

Net cash used in investing activities	$(12,060)	$(1,007)

Cash flows from financing activities:
Loans repayment	317,032	-
Increase of loans receivable	(1,426,646)	(5,132,960)
Net cash used in financing activities	$(1,109,614)	$(5,132,960)

Effect of exchange differences	(10,779)	254,556

Net decrease in cash and cash equivalents	$(366,882)	$(3,289,571)

Cash and cash equivalents, beginning of period	$6,294,500	$9,584,071

Cash and cash equivalents, end of period	$5,927,618	$6,294,500

supplemental disclosures of cash flow information:
Interest paid	$2,098,752	$2,030,085
Income taxes	$-	$-

The accompanying notes are integral part of these audited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Allowance for doubtful accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and other receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2012 and 2011, the Company reserved $1,717,221 and $1,699,814 respectively, for other receivable bad debt, and $702,802 and $695,678, respectively, for accounts receivable bad debt. The Company also reserved $2,006,388 and $1,986,050 respectively for loans receivable.

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

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized as of December 31, 2012 and December 31, 2011 respectively.

Real estate held for development or sale

The Company capitalizes as real estate held for development or sale, the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. As of the December 31, 2010, except the parking spaces, all the merchantable real estates of Qiyuan New Village, Peacock Garden, Chenglong Garden had been sold. As of December 31, 2012 and December 31, 2011, real estate held for development or sale amounted to zero.

Properties held for rental

Properties include buildings held for rental and land use rights, which are being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over 20-26 years. As of December 31, 2012 and December 31, 2011, net property held for rental amounted to $46,714,472and $49,420,220, respectively. Accumulated depreciation of rental properties amounted to $26,861,418as of December 31, 2012 and $23,402,215 as of December 31, 2011.

Revenue recognition

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

As of December 31, 2012 and December 31, 2011, respectively, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share as the effect of options outstanding at that time was anti- dilutive.

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

Concentrations of business and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents, accounts receivable and other receivables arising from its normal business activities. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions. The Company maintains large sums of cash in two major banks in China. The aggregate balance in such accounts as of December 31, 2012 was $ 5,927,618. There is no insurance securing these deposits in China. The Company has a diversified customer base, most of which are in China.

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

Recent accounting pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, which requires entities to present information about significant items reclassified out of accumulated other comprehensive income (loss) by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. This ASU is effective for the Company in the first quarter of fiscal 2014. We do not expect the adoption will have a significant impact on our consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, which amends how companies test for impairment of indefinite-lived intangible assets. The new guidance permits a company to assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the annual impairment test. The ASU is effective for the Company in the first quarter of fiscal 2014. We do not expect the adoption will have a significant impact on our consolidated financial statements.

Reclassifications

Certain amounts in the 2011 financial statements may have been reclassified to conform to the 2012 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

3.	Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. The Company has a working capital deficit of $28,131,960 and $27,643,654 as of December 31, 2012 and December 31, 2011, respectively. As the Company has limited cash flow from operations, its ability to maintain normal operations is dependent upon obtaining adequate cash to finance its overhead, sales and marketing activities. Additionally, in order for the Company to meet its financial obligations, including salaries, debt service and operations, it has maintained substantial short term bank loans that have historically been renewed each year. The Company’s ability to meet its cash requirements for the next twelve months largely depends on the bank loans that involve interest expense requirements that reduce the amount of cash we have for our operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company is in the process of obtaining informal assurance from our current lender that our short term loans will continue to be renewed and further opening dialog with the lender to convert the short term loans to long term loans. Additionally, the Company is assessing its ability to increase rental rates for its leasing business in order to generate additional revenue. Further, the Company is continuing to focus efforts on cost containment to reduce general and administrative expenses. With its relevant hands-on expertise, the Company also plans to expand operations to include property management. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.	Loans receivable

During 2011, the Company entered into a collateralized loan agreement with Beijing Sihai Real Estate Development Ltd., pursuant to which the Company loaned $2,276,841, due on November 29, 2013. The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period plus 10%. $321,022 of repayment from Beijing Sihai Real Estate Development Ltd was received during 2012 first quarter and then the Company loaned $1,444,599 to Beijing Sihai Estate Development Ltd on November 30, 2012 again. The long-term loan receivable was $6,308,085 as of December 31, 2012 and $5,131,953 as of December 31, 2011, respectively.

During 2011, the Company entered into a collateralized loan agreement with Shenyang Landing Concrete Ltd. Company, pursuant to which, the Company loaned $2,407,666, due on March 27, 2013.  The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period. On November 30, 2011 the Company, along with Shenyang Landing Concrete Ltd reassigned the loan amount to and Kaiyuan Hongyun Concrete Admixture Ltd. with the same terms.

During 2009, the Company entered into an uncollateralized loan agreement with Zhongxin Guoan Ltd., pursuant to which the Company loaned $2,006,388, due on October 30, 2011. The loan bore interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period.  Subsequent to the issuance of the loan, the Company determined that the loan was uncollectible and recorded a reserve on the entire loan amount.  During the fourth quarter of 2011, this loan was reassigned to Shenyang Konggang New City Investment Development Ltd., who is working on a development project with Zhongxin Guoan Ltd.  The loan remains uncollateralized and is now due on November 24, 2013. The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period.

5.	Property and equipment

Property, Plant & Equipment consisted of the following:

	December 31, 2012	December 31, 2011
Building	$15,746	$15,587
Automobile	1,181,987	1,170,005
Office equipment & Furniture	562,240	555,469
	1,759,973	1,741,061
Accumulated depreciation	(1,530,913)	(1,427,382)
Property and equipment, net	$229,061	$313,679

The Company recorded depreciation expense relating to properties held for rental, as well as property and equipment amounting to $3,308,464 and $3,292,581for the year ended of 2012 and 2011, respectively, of which, $88,914 and $105,667 were recorded as general and administrative expense, respectively.

As of December 31, 2012, fixed assets and rental property totaling $31,353,814 were pledged as security for various bank loans totaling $21,155,359.

6.	Accrued expenses

Accrued expenses consisted of the following:

	December 31, 2012	December 31, 2011
Payroll and welfare payable	$4,043	$112,083
Accrued expenses	53,294	53,335
Total	$57,337	$165,418

7.	Other payables

Other payables consisted of the following:

	December 31, 2012	December 31, 2011
Customer guarantee deposit	$1,090,677	$1,044,960
Customer deposit for property decoration	14,422	19,042
Miscellaneous payable	1,009,604	967,349
Total	$2,114,703	$2,031,351

8.	Tax payables

Tax payables consisted of the following:

	December 31, 2012	December 31, 2011
Income tax payable in Mainland China	$1,230,221	$1,217,751
Business tax	669,202	685,396
Land VAT payable	2,408,488	2,390,499
Other levies	46,942	76,188
Total	$4,354,853	$4,369,834

In 2007, the Company sold its interest in Loyal Best, a subsidiary of the Company, booking a gain and the corresponding income tax of $5,049,321. GCIH initially acquired Loyal Best to obtain land use rights for development of real estate assets. Based on an assessment from the taxing authority in Hong Kong, the Company was determined to not be liable for income taxes payable in Hong Kong of $5,049,321 during the year-ended December 31, 2011.

9.	Payable to disposed subsidiary

The Company had amounts due to a Loyal Best, a previously disposed of entity, as of December 31,2012 and December 31, 2011 in the amount of $835,579 and $834,371, respectively.

10.	Loan Payable

Loans payable (including accrued interest) consisted of the following:

Nature	Due on	Interest per Annum	December 31, 2012	December 31, 2011
Bank loan	6-12-2013	8.775%	$6,420,443	$6,355,360
Bank loan	10-13-2013	10.395%	14,734,916	14,585,551

Less current portion			-	-
			$21,155,359	$20,940,911

The above loans are secured by Company rental properties.

As of December 31, 2012 and 2011, the Company’s accrued interest and finance cost amounted to $2,098,624 and $2,023,340  respectively.

11.	Statutory reserve

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

The Company did not contribute to statutory reserve for the year of 2012 and 2011, respectively, due to the net loss incurred for its Chinese operation.

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

During 2012 and 2011, the Company was organized into two main business segments: (1) Property for sale, and (2) Rental income and Income of management fee of commercial buildings. The following table presents a summary of operating information and certain year-end balance sheet information as of six months ended of December 31,2012 and2011, respectively.

		DEC 31
	2012		2011
Revenues from unaffiliated customers:
Selling of properties	$
Rental income & Management fee		7,351,786	7,108,668
Consolidated		$7,351,786	7,108,668
Loss from operations:
Selling of properties	$		(105,414)
Rental income & Management fee		(812,859)	456,672
Corporation (1)		(100,915)	(1,473,391)
Consolidated		$(913,774)	(1,122,133)
Net loss before taxes:
Selling of properties	$		(2,128,754)
Rental income & Management fee		(2,907,759)	456,672
Corporation (1)		581,233	(188,713)
Consolidated		$(2,326,526)	(1,860,794)
Identifiable assets:
Selling of properties	$		$3,267
Rental income & Management fee		50,376,743	$49,953,146
Corporation (1)		9,057,892	$11,450,356
Consolidated		$59,434,635	$61,406,768
Depreciation and amortization:
Selling of properties	$
Rental income & Management fee		88,914	$100,766
Corporation (1)
Consolidated		$88,914	$100,766
Capital expenditures:
Selling of properties		$-
Rental income & Management fee		12,060	3,362
Corporation (1)
Consolidated		$12,060	3,362

(1). Unallocated loss from Operating income (loss) and Net income before provision for income taxes are primarily related to general corporate expenses.