Form 10-Q
period 2013-03-31
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2013-05-17
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity:  As of April 30, 2013, there were 11,759,966 shares of common stock outstanding.

FORM 10-Q
GREAT CHINA INTERNATIONAL HOLDINGS, INC.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2013 AND DECEMBER 31, 2012
(UNAUDITED)

	March 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$5,984,533	$5,927,618
Accounts receivable, net	145,079	-
Other receivable, net	159,775	255,400
Prepaid expenses	22,675	22,916
Short-term loan receivable	6,045,920	-
Total current assets	12,357,982	6,205,934

Long-term loan receivable	-	6,308,085
Property and equipment, net	224,647	229,061
Rental property, net	46,029,261	46,691,556

Total assets	$58,611,889	$59,434,635

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$21,221,099	$21,155,359
Accounts payable	4,560,391	4,552,396
Accrued expenses	235,866	57,337
Other payable	2,141,552	2,114,703
Payable to disposed subsidiaries	838,176	835,579
Advances from tenants	1,076,745	1,244,753
Taxes payable	4,290,805	4,354,853
Total current liabilities	34,364,634	34,314,978

Total liabilities	34,364,634	34,314,978

Stockholders' equity:
Common stock, $.001 par value 50,000,000
shares authorized, 11,759,966 issued and outstanding
as of March 31, 2013 and December 31, 2012	11,760	11,760
Additional paid in capital	4,566,156	4,566,156
Statutory reserve	638,128	638,128
Accumulated other comprehensive income	4,555,838	4,480,228
Retained earnings	14,475,373	15,423,385

Total stockholders' equity	24,247,256	25,119,657

Total liabilities and stockholders' equity	$58,611,889	$59,434,635

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME/(LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	March 31,
	2013	2012
Revenues
Rental income	$1,216,261	$1,261,257
Management fee income	524,966	514,324
Total revenues	1,741,227	1,775,581

Cost of revenues
Rental cost	1,141,670	999,801
Management fee cost	534,129	582,908
Total cost	1,675,799	1,582,709
Gross profit	65,428	192,872

Operation expenses
Selling expenses	17,445	17,041
General and administrative expenses	558,543	468,237
Depreciation and amortization	4,631	22,224
Total operation expenses	580,619	507,503

Loss from operations	(515,191)	(314,631)

Other income (expense)
Disposal of parking lots income	57,854	197,258
Other income, net	33,656	33,734
Interest and finance costs	(524,331)	(542,648)
Total other expense	(432,820)	(311,656)

Loss before income taxes	(948,011)	(626,287)
Provision for income taxes	-	-

Net loss	(948,011)	(626,287)

Other comprehensive (loss) income:
Foreign currency translation adjustment	75,611	(16,639)

Comprehensive loss	$(872,401)	$(642,926)

Loss per share
Basic	$(0.07)	$(0.05)
Diluted	$(0.07)	$(0.05)

Weighted average number of shares outstanding
Basic	11,759,966	11,759,966
Diluted	11,759,966	11,759,966
Basic and diluted loss per share are the same because there is no dilutive effect.

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	MARCH 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(948,011)	$(626,287)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net cash provided by operating activities
Depreciation and amortization	807,389	882,815
Provision for doubtful accounts	99,648	-

Changes in operating assets and liabilities:
Properties held for resale	312	-
Accounts receivable and other receivable	(150,628)	(217,126)
Advances to suppliers	2,411	8,502
Accounts payable and accrued expenses	193,192	74,713
Advances from buyers	(171,551)	(115,183)
Income and other taxes payable	(77,430)	(75,516)

Net cash used in operating activities	$(244,670)	$(68,082)

Cash flows from investing activities:
Sale of property & equipment	-	718

Net cash provided by investing activities	$-	$718

Cash flows from financing activities:
Loans repayment	281,236	309,169
Increase of loans receivable
Net cash provided by financing activities	$281,236	$309,169

Effect of exchange differences	20,349	(67,423)

Net increase in cash and cash equivalents	$56,915	$174,382

Cash and cash equivalents, beginning of period	$5,927,618	$6,294,500

Cash and cash equivalents, end of period	$5,984,533	$6,468,882

Supplemental disclosures of cash flow information:
Interest paid	$524,350	$542,531
Income taxes	$-	$-

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	Description of business

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

2.	Summary of significant accounting policies

Unaudited Interim Financial Information

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2012. The results of the three month periods ended Mar 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2013.

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

Allowance for doubtful accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and other receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2013 and December 31, 2012, the Company reserved $1,814,865 and $1,717,221 respectively, for other receivable bad debt, and $712,515 and $702,802, respectively, for accounts receivable bad debt. The Company also reserved$2,012,623 and $2,006,388 respectively for loans receivable.

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

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized as of March 31, 2013 and December 31, 2012 respectively.

Real estate held for development or sale

The Company capitalizes as real estate held for development or sale, the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. As of the December 31, 2010, except the parking spaces, all the merchantable real estates of Qiyuan New Village, Peacock Garden, Chenglong Garden had been sold. As of March 31, 2013 and December 31, 2012, real estate held for development or sale amounted to zero.

Properties held for rental

Properties include buildings held for rental and land use rights, which are being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over 20-26 years. As of March 31, 2013 and December 31, 2012, net property held for rental amounted to $46,029,261 and $46,691,556, respectively. Accumulated depreciation of rental properties amounted to $27,752,278 as of March 31, 2013 and  $26,861,418 as of December 31, 2012.

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

As of March 31, 2013 and December 31, 2012, respectively, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share as the effect of options outstanding at that time was anti- dilutive.

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

Concentrations of business and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents, accounts receivable and other receivables arising from its normal business activities. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions. The Company maintains large sums of cash in two major banks in China. The aggregate balance in such accounts as of March 31, 2013 was $ 5,906,694. There is no insurance securing these deposits in China. The Company has a diversified customer base, most of which are in China.

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

In March 2013, the FASB issued guidance on a parent company’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent company releases any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning July 1, 2014. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

Reclassifications

Certain amounts in the 2012 financial statements may have been reclassified to conform to the 2013 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

3.	Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. The Company has a working capital deficit of $22,066,651 and $28,109,045 as of March 31, 2013 and December 31, 2012, respectively. As the Company has limited cash flow from operations, its ability to maintain normal operations is dependent upon obtaining adequate cash to finance its overhead, sales and marketing activities. Additionally, in order for the Company to meet its financial obligations, including salaries, debt service and operations, it has maintained substantial short term bank loans that have historically been renewed each year. The Company’s ability to meet its cash requirements for the next twelve months largely depends on the bank loans that involve interest expense requirements that reduce the amount of cash we have for our operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The company entered into series of collateralized loan agreements with third parties from 2009, the total loan receivable is $6,045,920 and $6,308,085 as of March 31, 2013 and December 12,2012 respectively.

During 2011, the Company entered into a collateralized loan agreement with Beijing Sihai Real Estate Development Ltd., pursuant to which the Company loaned $2,276,841, due on November 29, 2013. The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period plus 10%. $321,022 of repayment from Beijing Sihai Real Estate Development Ltd was received during 2012 first quarter and then the Company loaned $1,444,599 to Beijing Sihai Estate Development Ltd on November 30, 2012 again. In first quarter of 2013, the company has recollected $281,767 from Beijing Sihai Real Estate Development Ltd .The loan receivable to Beijing Sihai Real Estate Development Ltd was $3,630,772 and $3,912,539 as of March 31, 2013 and December 31,2012 respectively.

During 2011, the Company entered into a collateralized loan agreement with Shenyang Landing Concrete Ltd. Company, pursuant to which, the Company loaned $2,415,148, due on March 27, 2013.The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period. On November 30, 2011 the Company, along with Shenyang Landing Concrete Ltd reassigned the loan amount to and Kaiyuan Hongyun Concrete Admixture Ltd. with the same terms, due on November 30, 2013.

During 2009, the Company entered into an uncollateralized loan agreement with Zhongxin Guoan Ltd., pursuant to which the Company loaned $2,012,623, due on October 30, 2011. The loan bore interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period.  Subsequent to the issuance of the loan, the Company determined that the loan was uncollectible and recorded a reserve on the entire loan amount. Therefore this loan is not included in the loans receivable on the balance sheet. During the fourth quarter of 2011, this loan was reassigned to Shenyang Konggang New City Investment Development Ltd., who is working on a development project with Zhongxin Guoan Ltd.  The loan remains uncollateralized and is now due on November 24, 2013. The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period.

5.	Property and equipment

Property, Plant & Equipment consisted of the following:

	March 31, 2013	December 31, 2012
Building	$15,795	$15,746
Automobile	1,185,660	1,181,987
Office equipment & Furniture	563,492	562,240
	1,764,948	1,759,973
Accumulated depreciation	(1,540,301)	(1,530,913)
Property and equipment, net	$224,647	$229,061

The Company recorded depreciation expense relating to properties held for rental, as well as property and equipment amounting to $812,019 and $882,815 for the months ended March 31, 2013 and 2012, respectively, of which, $4,631 and $22,224 were recorded as general and administrative expense, respectively.

The Company recorded depreciation expense relating to properties held for rental, as well as property and equipment amounting to $807,389 and $882,815 for the months ended March 31, 2013 and 2012, respectively, of which, $4,631 and $22,224 were recorded as general and administrative expense, respectively.

As of March 31, 2013, fixed assets and rental property totaling $31,451,246 were pledged as security for various bank loans totaling $21,221,099.

6.	Accrued expenses

Accrued expenses consisted of the following:

	March 31, 2013	December 31, 2012
Payroll and welfare payable	$4,061	$4,043
Accrued expenses	231,805	53,294
Total	$235,866	$57,337

7.	Other payables

Other payables consisted of the following:

	March 31, 2013	December 31, 2012
Customer guarantee deposit	$1,094,066	$1,090,677
Customer deposit for property decoration	14,467	14,422
Miscellaneous payable	1,033,019	1,009,604
Total	$2,141,552	$2,114,703

8.	Tax payables

Tax payables consisted of the following:

	March 31, 2013	December 31, 2012
Income tax payable in Mainland China	$1,234,044	$1,230,221
Business tax	626,749	669,202
Land VAT payable	2,415,972	2,408,488
Other levies	14,040	46,942
Total	$4,290,805	$4,354,853

9.	Payable to disposed subsidiary

The Company had amounts due to a Loyal Best, a previously disposed of entity, as of March 31, 2013 and December 31, 2012 in the amount of $838,176 and $835,579, respectively.

10.	Loan Payable

Loans payable (including accrued interest) consisted of the following:

Nature	Due on	Interest per Annum	March 31, 2013	December 31, 2012
Bank loan	6-12-2013	8.775%	$6,440,394	$6,420,443
Bank loan	10-13-2013	10.395%	14,780,705	14,734,916

Less current portion			-	-
			$21,221,099	$21,155,359

The above loans are secured by Company rental properties.

As of March 31, 2013 and 2012, the Company’s incurred interest and finance cost amounted to $524,331 and $542,648 respectively.

11.	Statutory reserve

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

The Company did not contribute to statutory reserve for the period ended March 31, 2013 and 2012, respectively, due to the net loss incurred for its Chinese operation.

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

During 2013 and 2012, the Company was organized into two main business segments: (1) Property for sale, and (2) Rental income and Income of management fee of commercial buildings. The following table presents a summary of operating information and certain year-end balance sheet information as of three months ended of March 31,2013 and2012, respectively.

	MARCH 31
	2013		2012
Revenues from unaffiliated customers:
Selling of properties	$
Rental income & Management fee		1,741,227		1,775,581
Consolidated		$1,741,227		1,775,581
Loss from operations:
Selling of properties	$
Rental income & Management fee		(509,572)		(310,912)
Corporation (1)		(5,619)		(3,719)
Consolidated		$(515,191)		(314,631)
Net loss before taxes:
Selling of properties	$
Rental income & Management fee		(1,033,922)		(622,265)
Corporation (1)		85,910		(4,022)
Consolidated		$(948,011)		(626,287)
Identifiable assets:
Selling of properties	$		$
Rental income & Management fee		50,068,340		$53,339,986
Corporation (1)		8,543,550		$7,286,296
Consolidated		$58,611,889		$60,626,282
Depreciation and amortization:
Selling of properties	$
Rental income & Management fee		4,631		$22,224
Corporation (1)
Consolidated		$4,631		$22,224
Capital expenditures:
Selling of properties		$-
Rental income & Management fee		-		-
Corporation (1)
Consolidated		$-		-

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

Comparison of operations for three months periods ended March 31, 2013 and 2012:

The Company incurred a net loss of $948,011 for the first quarter of year 2013, a change of $321,724, or 51%, compared with a net loss of $626,287, in the same period of 2012.  Components resulting in this increase are discussed below.

Sales revenues decreased by $34,354 or 1.93% from $1,775,581 for the first quarter of 2012 to $1,741,227 for the same period of 2013.  Rental income decreased by $44,996 or 3.57% from $1,261,257 in first quarter of 2012 to $1,216,261 for the same period of 2013, which is largely attributable to one tenant terminating its lease with us.  Management fee income increased by $10,643 or 2.07% from $514,324 for the first quarter of 2012 to $524,966 for the same period of 2013.

The cost of revenue increased by $93,090 or 5.88% from $1,582,709 to $1,675,799 for the first quarter of 2013 compared with the same period of 2012; it is mainly due to the company remodeling and upgrading in the first quarter of 2013, the remodeling fee amounted about $114,352.

The gross profit for the rental business was 6% and 21% for the first quarter of 2013 and 2012, respectively.  This decrease is attributed to the remodeling cost increase resulted the cost of rental increased by $114,352 during the first quarter of 2013.

Selling expenses changed very small, just $404 or 2.37% for first quarter of 2013 compared with the same period of 2012.

General and administrative expenses increased by $90,306 or 19.29% from $468,237 for the first quarter of 2012 to $558,543 for the same period of 2013.  The increase is mainly a result of an additional $99,836 bad debt accrual for other receivable in the first quarter of 2013 compared with the same period of 2012.

Depreciation expense decreased by $17,594 or 79.16% from $22,224 for the first quarter of 2012 to $4,631 for the same period of 2013.  This decrease was mainly due to that depreciation had been accrued fully for some fixed assets in 2013.

Interest and finance costs decreased by $18,318 or 3.38% from $542,648 for the first quarter of 2012 to $524,331for the same period of 2013, which is primarily a result of the Company accruing more interest cost in 2012 than 2013.

The Company earned $197,258 and $57,854 income from disposal of parking lots in the first quarter of 2012 and 2013 respectively, which decreased by $139,404 or 70.67% for 2013 compared with 2012.

(4)	Cash Flow Discussion

Net cash flows provided by operating activities for the first quarter of 2013 and 2012 were negative $244,670 and negative $68,082, respectively.  The decrease amounted to $176,588 or 259%, which was due to the below factors:

The main factor was that the Company remodeled rooms for rent, which increased cost by $114,352 in the first quarter of 2013,but there is no such fee in 2012, and another main factor is the change of advance from buyers decreased about $56,368 or 49% in the first quarter of 2013 compared with the same period of 2012.

Net cash flows used in investing activities for the year of 2012 were not significant.

Net cash flows from financing activities were $281,236 and $309,169 during the first quarter of 2013 and 2012, respectively, which due to the Company received $281,236 and 309,169 loan repayment from Beijing Sihai Estate Company during the first quarter of 2013 and 2012.

(5)	Liquidity and Capital Resources

Current liabilities exceeded current assets by $22,006,651 as of March 31, 2013.  The Short Term Loans amounted to $21,221,099, the loan accounted for about 96% of the working capital deficit.  They are bank loans due in June 2013 and October 2013, respectively, and secured by the Company’s real estate assets. It has become common practice in China, for banks and companies to renegotiate loan extensions on an annual basis.  This is driven by the ever changing banking regulatory environment and a situation where banks are becoming more conservative.

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

(6)	Contractual Obligations

The following table was a summary of the Company’s contractual obligations as of March 31, 2013:

	Total	Less than one year	1-3 Years		Thereafter
Short-Term Debt	$21,221,099	$21,221,099		$-	$-
Long-Term Debt					-
Amounts due to related parties	-	-		-	-
Construction commitments	-	-		-	-
Total Contractual Cash Obligations	$21,221,099	$21,221,099	$		$-

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended March 31, 2013, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

31.1	31	The certification of chief executive officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	31	The certification of chief financial officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	32	The certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: May 17, 2013	By	/s/ Jiang Peng
Jiang Peng, Chairman of the Board
(Principal Executive Officer)

Date: May 17, 2013	By	/s/ Sun Dongqing
Sun Dongqing, Chief Financial Officer
(Principal Financial and Accounting Officer)