Form 10-Q
period 2013-06-30
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2013-08-19
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity:  As of July 31, 2013, there were 11,759,966 shares of common stock outstanding.

FORM 10-Q
GREAT CHINA INTERNATIONAL HOLDINGS, INC.

ii

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2013 AND DECEMBER 31, 2012
(UNAUDITED)

	June 30, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$6,562,451	$5,927,618
Accounts receivable, net	410,930	-
Other receivable, net	359,976	255,400
Properties held for resale	25,295	22,916
Short-term loan receivable	6,118,226	-
Total current assets	13,476,877	6,205,934

Long-term loan receivable	-	6,308,085
Property and equipment, net	234,743	229,061
Rental property, net	45,762,701	46,691,556

Total assets	$59,474,322	$59,434,635

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$21,474,892	$21,155,359
Accounts payable	4,614,960	4,552,396
Accrued expenses	8,671	57,337
Other payable	2,201,970	2,114,703
Payable to disposed subsidiaries	848,200	835,579
Advances from tenants	1,278,326	1,244,753
Taxes payable	4,513,773	4,354,853
Total current liabilities	34,940,791	34,314,978

Total liabilities	34,940,791	34,314,978

Stockholders' equity:
Common stock, $.001 par value 50,000,000
shares authorized, 11,759,966 issued and outstanding
as of June 30, 2013 and December 31, 2012	11,760	11,760
Additional paid in capital	4,566,156	4,566,156
Statutory reserve	638,128	638,128
Accumulated other comprehensive income	4,800,218	4,480,228
Retained earnings	14,517,268	15,423,385

Total stockholders' equity	24,533,530	25,119,657

Total liabilities and stockholders' equity	$59,474,322	$59,434,635

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME/(LOSS)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

	THREE-MONTHS ENDED JUNE 30		SIX-MONTHS ENDED JUNE 30
	2013	2012	2013	2012

Revenues
Rental income	$1,757,046	$1,369,481	$2,973,307	$2,544,899
Management fee income	540,860	497,046	1,065,826	1,011,370
Total revenues	2,297,906	1,866,527	4,039,133	3,556,269

Cost of revenues
Rental cost	1,067,750	1,126,380	2,209,420	2,126,181
Management fee cost	249,916	288,480	784,045	871,388
Total cost	1,317,666	1,414,860	2,993,465	2,997,570
Gross profit	980,240	451,667	1,045,668	558,700

Operation expenses
Selling expenses	6,167	8,676	23,612	25,717
General and administrative expenses	446,080	436,649	1,004,624	904,886
Depreciation and amortization	3,427	21,829	8,058	44,053
Total operation expenses	455,674	467,154	1,036,293	974,657

Income (loss) from operations	524,566	(15,488)	9,375	(415,957)

Other income (expense)
Disposal of parking lots income	321	-	58,175	283,097
Other income, net	47,782	33,080	81,438	66,814
Interest and finance costs	(529,974)	(682,085)	(1,054,305)	(1,224,733)
Total other expense, net	(481,871)	(649,004)	(914,692)	(874,822)

Income (loss) before provision for income taxes	42,694	(664,492)	(905,317)	(1,290,779)

Provision for income taxes	-	-	-	-

Net income (loss)	42,694	(664,492)	(905,317)	(1,290,779)

Other comprehensive income (loss):
Foreign currency translation adjustment	244,380	(285,397)	319,991	(302,036)

Comprehensive income (loss)	$287,074	$(949,889)	$(585,326)	$(1,592,815)

Earnings (loss) per share
Basic	$0.02	$(0.08)	$(0.05)	$(0.14)
Diluted	$0.02	$(0.08)	$(0.05)	$(0.14)

Weighted average number of shares outstanding
Basic	11,759,966	11,759,966	11,759,966	11,759,966
Diluted	11,759,966	11,759,966	11,759,966	11,759,966

Basic and diluted loss per share are the same because there is no dilutive effect.

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

	JUNE 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(905,317)	$(1,290,779)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net cash provided by operating activities
Depreciation and amortization	1,642,147	1,622,687
Provision for doubtful accounts	98,575	-

Changes in operating assets and liabilities:
Properties held for resale	(2,016)	(4,087)
Accounts receivable and other receivable	(600,450)	(288,743)
Advances to suppliers	(5,575)	8,464
Accounts payable and accrued expenses	4,226	22,867
Advances from buyers	14,651	(123,251)
Income and other taxes payable	92,401	(82,367)

Net cash provided by (used in) operating activities	$338,642	$(135,209)

Cash flows from investing activities:
Purchase of property & equipment	(12,233)	12,577
Sale of property & equipment	-	718

Net cash (used in) provided by investing activities	$(12,233)	13,295

Cash flows from financing activities:
Loans repayment	282,798	307,794

Net cash provided by financing activities	$282,798	$307,794

Effect of exchange differences	25,626	(104,774)

Net increase in cash and cash equivalents	$634,833	$81,107

Cash and cash equivalents, beginning of period	$5,927,618	$6,294,500

Cash and cash equivalents, end of period	$6,562,451	$6,375,607

Supplemental disclosures of cash flow information:
Interest paid	$1,054,424	$1,066,391
Income taxes	$-	$-

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	Description of business

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

2.	Summary of significant accounting policies

Unaudited Interim Financial Information

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2012. The results of the three and six month periods ended June30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2013.

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

Allowance for doubtful accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and other receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2013 and December 31, 2012, the Company reserved $1,842,549 and $1,717,221 respectively, for other receivable bad debt, and $713,418 and $702,802, respectively, for accounts receivable bad debt. The Company also reserved$2,036,693 and $2,006,388 respectively for loans receivable.

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

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized as of June 30, 2013 and December 31, 2012 respectively.

Real estate held for development or sale

The Company capitalizes as real estate held for development or sale, the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. As of the December 31, 2010, except the parking spaces, all the merchantable real estates of Qiyuan New Village, Peacock Garden, Chenglong Garden had been sold. As of June 30, 2013 and December 31, 2012, real estate held for development or sale amounted to zero.

Properties held for rental

Properties include buildings held for rental and land use rights, which are being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over 20-26 years. As of June 30, 2013 and December 31, 2012, net property held for rental amounted to $45,762,701 and $46,691,556 respectively. Accumulated depreciation of rental properties amounted to $28,901,225 as of June 30, 2013 and $24,763,145 as of December 31, 2012.

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

Other income

Other income consists of land leveling income, parking lot income, cleaning income and etc. This income was recognized as the services were performed and the settled amount has been paid in accordance with the terms of the agreement.

Earnings per share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

As of June 30, 2013 and December 31, 2012, respectively, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share as the effect of options outstanding at that time was anti- dilutive.

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

Concentrations of business and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents, accounts receivable and other receivables arising from its normal business activities. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions. The Company maintains large sums of cash in two major banks in China. The aggregate balance in such accounts as of June 30, 2013 was $ 6,484,673. There is no insurance securing these deposits in China. The Company has a diversified customer base, most of which are in China.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. The Company has a working capital deficit of $21,463,914 and $28,109,045 as of June 30, 2013 and December 31, 2012, respectively. As the Company has limited cash flow from operations, its ability to maintain normal operations is dependent upon obtaining adequate cash to finance its overhead, sales and marketing activities. Additionally, in order for the Company to meet its financial obligations, including salaries, debt service and operations, it has maintained substantial short term bank loans that have historically been renewed each year. The Company’s ability to meet its cash requirements for the next twelve months largely depends on the bank loans that involve interest expense requirements that reduce the amount of cash we have for our operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The company entered into series of collateralized loan agreements with third parties from 2009, the total loan receivable is $6,118,226 and $6,308,085 as of June 30, 2013 and December 12, 2012, respectively.

During 2011, the Company entered into a collateralized loan agreement with Beijing Sihai Real Estate Development Ltd., pursuant to which the Company loaned $2,276,841, due on November 29, 2013. The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period plus 10%. $321,022 of repayment from Beijing Sihai Real Estate Development Ltd was received during 2012 first quarter and then the Company loaned $1,444,599 to Beijing Sihai Estate Development Ltd on November 30, 2012 again. In first quarter of 2013, the company has recollected $281,767 from Beijing Sihai Real Estate Development Ltd .The loan receivable to Beijing Sihai Real Estate Development Ltd was $3,674,194 and $3,912,539 as of June 30, 2013 and December 31, 2012, respectively.

During 2011, the Company entered into a collateralized loan agreement with Shenyang Landing Concrete Ltd. Company, pursuant to which, the Company loaned $2,444,032, due on March 27, 2013.The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period. On November 30, 2011 the Company, along with Shenyang Landing Concrete Ltd reassigned the loan amount to and Kaiyuan Hongyun Concrete Admixture Ltd. with the same terms, due on November 30, 2013.

During 2009, the Company entered into an uncollateralized loan agreement with Zhongxin Guoan Ltd., pursuant to which the Company loaned $2,036,693, due on October 30, 2011. The loan bore interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period.  Subsequent to the issuance of the loan, the Company determined that the loan was uncollectible and recorded a reserve on the entire loan amount. Therefore this loan is not included in the loans receivable on the balance sheet. During the fourth quarter of 2011, this loan was reassigned to Shenyang Konggang New City Investment Development Ltd., who is working on a development project with Zhongxin Guoan Ltd.  The loan remains uncollateralized and is now due on November 24, 2013. The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period.

5.	Property and equipment

Property, Plant & Equipment consisted of the following:

	June 30, 2013	December 31, 2012
Building	$15,984	$15,746
Automobile	1,199,840	1,181,987
Office equipment & Furniture	582,065	562,240
	1,797,889	1,759,973
Accumulated depreciation	(1,563,146)	(1,530,913)
Property and equipment, net	$234,743	$229,061

The Company recorded depreciation expense relating to properties held for rental, as well as property and equipment amounting to $1,642,147 and $1,622,687 for the months ended June 30, 2013 and 2012, respectively, of which, $8,058 and $44,053 were recorded as general and administrative expense, respectively.

As of June 30, 2013, fixed assets and rental property totaling $31,827,386 were pledged as security for various bank loans totaling $21,474,892.

6.	Accrued expenses

Accrued expenses consisted of the following:

	June 30, 2013	December 31, 2012
Payroll and welfare payable	$4,002	$4,043
Accrued expenses	4,668	53,294
Total	$8,671	$57,337

7.	Other payables

Other payables consisted of the following:

	June 30, 2013	December 31, 2012
Customer guarantee deposit	$1,107,151	$1,090,677
Customer deposit for property decoration	14,640	14,422
Miscellaneous payable	1,080,179	1,009,604
Total	$2,201,970	$2,114,703

8.	Tax payables

Tax payables consisted of the following:

	June 30, 2013	December 31, 2012
Income tax payable in Mainland China	$1,465,514	$1,230,221
Business tax	637,657	669,202
Land VAT payable	2,444,865	2,408,488
Other levies	-34,263	46,942
Total	$4,513,773	$4,354,853

9.	Payable to disposed subsidiary

The Company had amounts due to a Loyal Best, a previously disposed of entity, as of June 30, 2013 and December 31, 2012 in the amount of $848,200 and $835,579, respectively.

10.	Loan Payable

Loans payable (including accrued interest) consisted of the following:

Nature	Due on	Interest per Annum	June 30, 2013	December 31, 2012
Bank loan	6-12-2014	8.775%	$6,517,418	$6,420,443
Bank loan	10-13-2013	10.395%	14,957,474	14,734,916

Less current portion			21,474,892	21,155,359
			$-	$0

The above loans are secured by Company rental properties.

As of June 30, 2013 and 2012, the Company’s incurred interest and finance cost amounted to $1,054,424 and $1,066,391 respectively.

11.	Statutory reserve

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

The Company did not contribute to statutory reserve for the period ended June 30, 2013 and 2012, respectively, due to the net loss incurred for its Chinese operation.

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

During 2013 and 2012, the Company was organized into two main business segments: (1) Property for sale, and (2) Rental income and Income of management fee of commercial buildings. The following table presents a summary of operating information and certain year-end balance sheet information as of six months ended of June 30, 2013 and 2012, respectively.

		June 30
		2013		2012
Revenues from unaffiliated customers:
Selling of properties	$		$
Rental income & Management fee		4,039,133		3,556,269
Consolidated		$4,039,133		$3,556,269
Operating income (loss):
Selling of properties	$		$
Rental income & Management fee		41,454		(397,390)
Corporation (1)		(32,079)		(18,567)
Consolidated		$9,375		$(415,957)
Net income (loss) before taxes:
Selling of properties	$		$
Rental income & Management fee		(1,011,348)		(1,271,744)
Corporation (1)		106,031		(19,035)
Consolidated		$(905,317)		$(1,290,779)
Identifiable assets:
Selling of properties	$		$
Rental income & Management fee		50,424,592		47,514,864
Corporation (1)		9,049,730		11,798,394
Consolidated		$59,474,322		$59,313,258
Depreciation and amortization:
Selling of properties	$		$
Rental income & Management fee		1,634,089		1,578,634
Corporation (1)		8,058		44,053
Consolidated		$1,642,147		$1,622,687
Capital expenditures:
Selling of properties		$-		$-
Rental income & Management fee		12,233		-
Corporation (1)		-		-
Consolidated		$12,233		$-

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

Comparison of operations for half year ended June 30, 2013 and 2012:

The Company incurred a net loss of $905,317 for the first half year of 2013, a change of $385,462, or 29.9%, compared with a net loss of $1,290,779, in the same period of 2012.  Components resulting in this improvement are discussed below.

Sales revenues increased by $482,864 or 13.6% from $3,556,269 for the first half year of 2012 to $4,039,133 for the same period of 2013.  Rental income increased by $428,408 or 16.8% from $2,544,899 in first half year of 2012 to $2,973,307 for the same period of 2013, which is largely attributable to the Company increased the rental prices .  Management fee income increased by $54,456 or 5.4% from $1,011,370 for the first half year of 2012 to $1,065,826 for the same period of 2013.

There is no significant change for the cost of revenue in the first half year of 2013 compared to the same period of 2012, which were $2,997,570 and $2,993,465 in 2012 and 2013, respectively.

The gross profit for the rental business was 25.7% and 16.5% for the first half year of 2013 and 2012, respectively.  This increase is mainly attributed to the significant increase in revenue from leasing vacant rental space in 2013, which does not require a meaningful increase in cost of revenue and remained stable.

Selling expenses decreased by $2,106 or 8.2% for first half year of 2013 compared with the same period of 2012.This change is mainly attributable to the Company engaging in more promotional activities in first half year of 2012 than in the same period of 2013.

General and administrative expenses increased by $99,737 or 11.0% from $904,886 for the first half year of 2012 to $1,004,624 for the same period of 2013.  The increase is mainly a result of an additional $99,836 bad debt accrual for other receivable in the first half of 2013 compared with the same period of 2012.

Depreciation expense decreased by $35,995 or 81.7% from $44,053 for the first half year of 2012 to $8,058 for the same period of 2013.  This decrease was mainly due to the fact depreciation had been accrued fully for some fixed assets in 2013.

Interest and finance costs decreased by $170,428 or 13.9% from $1,224,733 for the first half year of 2012 to $1,054,305for the same period of 2013, which is primarily a result of the Company accruing more interest cost in 2012 than 2013.

The Company earned $283,097 and $58,175 of income from disposal of parking lots in the first half year of 2012 and 2013 respectively, which decreased by $224,921 or 79.5% for 2013 compared with 2012.

(4)	Cash Flow Discussion

Net cash flows provided by operating activities for the first half year of 2013 and 2012 were $338,642 and negative $135,209, respectively.  The improvement in net cash flow amounted to $473,851 or 350.5%, which was due to the below factors:

The main factor was that the Company increased the rental prices, which increased revenue by $428,408 in the first half year of 2013 compared to the same period of 2012.  An additional factor is the change of advance from buyers increased by $137,902 or111.9% in the first half year of 2013 compared with the same period of 2012.  Also, the change of income and tax payable increased by $174,768 or 212.2% in the first half year of 2013 compared with the same period of 2012.

Net cash flows used in investing activities for the year of 2012 were not significant.

Net cash flows from financing activities were $282,798 and $307,794 during the first half year of 2013 and 2012, respectively, which is a result of the Company receiving $281,798 and $307,794 of loan repayments from Beijing Sihai Estate Company during the first half year of 2013 and 2012.

(5)	Liquidity and Capital Resources

Current liabilities exceeded current assets by $21,463,914 as of June 30, 2013.  The Short Term Loans amounted to $21,474,892, the loan accounted for about 100.1% of the working capital deficit.  They are bank loans due in June 2014 and October 2013, respectively, and secured by the Company’s real estate assets. It has become common practice in China, for banks and companies to renegotiate loan extensions on an annual basis.  This is driven by the ever changing banking regulatory environment and a situation where banks are becoming more conservative.

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

(6)	Contractual Obligations

The following table was a summary of the Company’s contractual obligations as of June 30, 2013:

	Total	Less than one year	1-3 Years		Thereafter
Short-Term Debt	$21,474,892	$21,474,892		$-	$-
Long-Term Debt					-
Amounts due to related parties	-	-		-	-
Construction commitments	-	-		-	-
Total Contractual Cash Obligations	$21,474,892	$21,474,892	$		$-

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

In connection with the preparation of this report, Great China International’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Great China International’s disclosure controls and procedures were effective as of the end of the fiscal quarter on June 30, 2013, to ensure that information that is required to be disclosed by Great China International in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within Great China International to disclose information that is otherwise required to be set forth in its periodic reports.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended June 30, 2013, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document
31.1	31	The certification of chief executive officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	31	The certification of chief financial officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	32	The certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: August 19, 2013	By	/s/ Jiang Peng
Jiang Peng, Chairman of the Board
(Principal Executive Officer)

Date: August 19, 2013	By	/s/ Sun Dongqing
Sun Dongqing, Chief Financial Officer
(Principal Financial and Accounting Officer)