Form 10-Q
period 2013-09-30
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2013-11-14
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity:  As of October 31, 2013, there were 11,759,966 shares of common stock outstanding.

FORM 10-Q
GREAT CHINA INTERNATIONAL HOLDINGS, INC.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(UNAUDITED)

	September 30, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$6,946,779	$5,927,618
Accounts receivable, net	135,961	-
Other receivable, net	425,374	255,400
Properties held for resale	21,413	22,916
Total current assets	7,529,527	6,205,934

Long-term loan receivable	6,135,621	6,308,085
Property and equipment, net	230,245	229,061
Rental property, net	45,073,443	46,691,556

Total assets	$58,968,836	$59,434,635

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$21,535,948	$21,155,359
Accounts payable	4,628,084	4,552,396
Accrued expenses	171,042	57,337
Other payable	2,126,938	2,114,703
Payable to disposed subsidiaries	850,611	835,579
Advances from tenants	1,123,349	1,244,753
Taxes payable	4,513,916	4,354,853
Total current liabilities	34,949,888	34,314,978

Stockholders' equity:
Common stock, $.001 par value 50,000,000
shares authorized, 11,759,966 issued and outstanding
as of September 30, 2013 and December 31, 2012	11,760	11,760
Additional paid in capital	4,566,156	4,566,156
Statutory reserve	638,128	638,128
Accumulated other comprehensive income	4,925,123	4,480,228
Retained earnings	13,877,781	15,423,385

Total stockholders' equity	24,018,947	25,119,657

Total liabilities and stockholders' equity	$58,968,836	$59,434,635

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME/(LOSS)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)
	Three-Months Ended September 30		Nine-Months Ended September 30
	2013	2012	2013	2012

Revenues
Rental income	$1,268,336	$1,346,766	$4,241,643	$3,891,666
Management fee income	512,052	549,375	1,577,878	1,560,745
Total revenues	1,780,388	1,896,141	5,819,521	5,452,411

Cost of revenues
Rental cost	1,206,346	1,270,284	3,415,766	3,396,465
Management fee cost	306,120	334,584	1,090,165	1,205,972
Total cost	1,512,466	1,604,868	4,505,931	4,602,437
Gross profit	267,922	291,273	1,313,590	849,974

Operation expenses
Selling expenses	22,599	20,736	46,211	46,453
General and administrative expenses	448,016	455,021	1,452,640	1,359,907
Depreciation and amortization	5,741	22,742	13,799	66,795
Total operation expenses	476,356	498,499	1,512,649	1,473,156

Loss from operations	(208,434)	(207,226)	(199,060)	(623,182)

Other income (expense)
Disposal of parking lots income	58,579	113,306	116,755	396,402
Other income, net	41,704	80,759	123,141	147,573
Interest and finance costs	(531,336)	(410,103)	(1,585,641)	(1,634,836)
Total other expense, net	(431,053)	(216,038)	(1,345,744))	(1,090,861)

Net loss	(639,487)	(423,263)	(1,544,804)	(1,714,043)

Other comprehensive income (loss):
Foreign currency translation adjustment	124,904	305,441	444,895	3,405

Comprehensive loss	$(514,583)	$(117,822)	$(1,099,909)	$(1,710,637)

Loss per share
Basic	$(0.04)	$(0.01)	$(0.09)	$(0.15)
Diluted	$(0.04)	$(0.01)	$(0.09)	$(0.15)

Weighted average number of shares outstanding
Basic	11,759,966	11,759,966	11,759,966	11,759,966
Diluted	11,759,966	11,759,966	11,759,966	11,759,966
Basic and diluted loss per share are the same because there is no dilutive effect.

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

	September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(1,544,804)	$(1,714,043)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net cash provided by operating activities
Depreciation and amortization	2,471,902	2,460,442
Provision for doubtful accounts	98,917	-

Changes in operating assets and liabilities:
Properties held for resale	1,900
Accounts receivable and other receivable	(337,163)	(341,738)
Advances to suppliers	(60,810)	8,688
Accounts payable and accrued expenses	85,196	78,935
Advances from buyers	(142,707)	(89,359)
Income and other taxes payable	80,131	(77,429)

Net cash provided by operating activities	$652,563	$325,497

Cash flows from investing activities:
Purchase of property & equipment	(12,275)	(10,886)

Cash flows from financing activities:
Loans repayment	283,779	315,935

Effect of exchange differences	95,094	(25,505)

Net increase in cash and cash equivalents	$1,019,161	$605,042

Cash and cash equivalents, beginning of period	$5,927,618	$6,294,500

Cash and cash equivalents, end of period	$6,946,779	$6,899,542

Supplemental disclosures of cash flow information:
Interest paid	$1,586,947	$1,634,787
Income taxes	$-	$-

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	Description of business

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

2.	Summary of significant accounting policies

Unaudited Interim Financial Information

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2012. The results of the three and nine months periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2013.

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

Allowance for doubtful accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and other receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2013 and December 31, 2012, the Company reserved $1,847,788 and $1,717,221 respectively, for other receivable bad debt, and $715,446 and $702,802, respectively, for accounts receivable bad debt. The Company also reserved $2,042,484 and $2,006,388 respectively for loans receivable.

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

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized as of September 30, 2013 and December 31, 2012 respectively.

Real estate held for development or sale

The Company capitalizes as real estate held for development or sale, the direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs (i.e. engineering, surveying, landscaping, etc.) until the property reaches its intended use. As of the December 31, 2010, except the parking spaces, all the merchantable real estates of Qiyuan New Village, Peacock Garden, Chenglong Garden had been sold. As of September 30, 2013 and December 31, 2012, real estate held for development or sale amounted to zero.

Properties held for rental

Properties include buildings held for rental and land use rights, which are being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over 20-26 years. As of September 30, 2013 and December 31, 2012, net property held for rental amounted to $45,073,443 and $46,691,556 respectively. Accumulated depreciation of rental properties amounted to $29,802,763 as of September 30, 2013 and $24,763,145 as of December 31, 2012.

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

As of September 30, 2013 and December 31, 2012, respectively, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share as the effect of options outstanding at that time was anti- dilutive.

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

Concentrations of business and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents, accounts receivable and other receivables arising from its normal business activities. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions. The Company maintains large sums of cash in two major banks in China. The aggregate balance in such accounts as of September 30, 2013 was $ 6,872,255. There is no insurance securing these deposits in China. The Company has a diversified customer base, most of which are in China.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. The Company has a working capital deficit of $27,420,361 and $28,109,045 as of September 30, 2013 and December 31, 2012, respectively. As the Company has limited cash flow from operations, its ability to maintain normal operations is dependent upon obtaining adequate cash to finance its overhead, sales and marketing activities. Additionally, in order for the Company to meet its financial obligations, including salaries, debt service and operations, it has maintained substantial short term bank loans that have historically been renewed each year. The Company’s ability to meet its cash requirements for the next twelve months largely depends on the bank loans that involve interest expense requirements that reduce the amount of cash we have for our operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The company entered into series of collateralized loan agreements with third parties from 2009, the total loan receivable is $6,135,621 and $6,308,085 as of September 30, 2013 and December 12, 2012, respectively.

During 2011, the Company entered into a collateralized loan agreement with Beijing Sihai Real Estate Development Ltd., pursuant to which the Company loaned $2,276,841, due on November 29, 2013. The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period plus 10%. $321,022 of repayment from Beijing Sihai Real Estate Development Ltd was received during 2012 first quarter and then the Company loaned $1,444,599 to Beijing Sihai Estate Development Ltd on November 30, 2012 again. In first quarter of 2013, the company has recollected $281,767 from Beijing Sihai Real Estate Development Ltd. The loan receivable from Beijing Sihai Real Estate Development Ltd was $3,684,641 and $3,912,539 as of September 30, 2013 and December 31, 2012, respectively.

During 2011, the Company entered into a collateralized loan agreement with Shenyang Landing Concrete Ltd. Company, pursuant to which, the Company loaned $2,450,980, due on March 27, 2013.The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period. On November 30, 2011 the Company, along with Shenyang Landing Concrete Ltd reassigned the loan amount to and Kaiyuan Hongyun Concrete Admixture Ltd. with the same terms, due on November 30, 2013.

During 2009, the Company entered into an uncollateralized loan agreement with Zhongxin Guoan Ltd., pursuant to which the Company loaned $2,042,484, due on October 30, 2011. The loan bore interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period.  Subsequent to the issuance of the loan, the Company determined that the loan was uncollectible and recorded a reserve on the entire loan amount. Therefore this loan is not included in the loans receivable on the balance sheet. During the fourth quarter of 2011, this loan was reassigned to Shenyang Konggang New City Investment Development Ltd., who is working on a development project with Zhongxin Guoan Ltd.  The loan remains uncollateralized and is now due on November 24, 2013. The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period.

5.	Property and equipment

Property, Plant & Equipment consisted of the following:

	September 30, 2013	December 31, 2012
Building	$16,029	$15,746
Automobile	1,203,252	1,181,987
Office equipment & Furniture	583,217	562,240
	1,802,498	1,759,973
Accumulated depreciation	(1,572,253)	(1,530,913)
Property and equipment, net	$230,245	$229,061

The Company recorded depreciation expense relating to properties held for rental, as well as property and equipment amounting to $2,471,902 and $2,460,442 for the months ended September 30, 2013 and 2012, respectively, of which, $13,799 and $66,795 were recorded as general and administrative expense, respectively.

As of September 30, 2013, fixed assets and rental property totaling $31,917,875 were pledged as security for various bank loans totaling $21,535,948.

6.	Accrued expenses

Accrued expenses consisted of the following:

	September 30, 2013	December 31, 2012
Payroll and welfare payable	$4,014	$4,043
Accrued expenses	167,028	53,294
Total	$171,042	$57,337

7.	Other payables

Other payables consisted of the following:

	September 30, 2013	December 31, 2012
Customer guarantee deposit	$1,071,315	$1,090,677
Customer deposit for property decoration	16,806	14,422
Miscellaneous payable	1,038,817	1,009,604
Total	$2,126,938	$2,114,703

8.	Tax payables

Tax payables consisted of the following:

	September 30, 2013	December 31, 2012
Income tax payable in Mainland China	$1,469,680	$1,230,221
Business tax	634,966	669,202
Land VAT payable	2,451,817	2,408,488
Other levies	-42,547	46,942
Total	$4,513,916	$4,354,853

9.	Payable to disposed subsidiary

The Company had amounts due to a Loyal Best, a previously disposed of entity, as of September 30, 2013 and December 31, 2012 in the amount of $850,611 and $835,579, respectively.

10.	Loan Payable

Loans payable (including accrued interest) consisted of the following:

Nature	Due on	Interest per Annum	September 30, 2013	December 31, 2012
Bank loan	6-12-2014	8.775%	$6,535,948	$6,420,443
Bank loan	10-13-2013	10.395%	15,000,000	14,734,916

Less current portion			21,535,948	21,155,359
			$-	$-

The above loans are secured by Company rental properties.

As of September 30, 2013 and 2012, the Company’s incurred interest and finance cost amounted to $1,585,641 and $1,634,836 respectively.

11.	Statutory reserve

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

iii.
Allocations of 5% to 10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory Common Welfare Fund”, which is established for the purpose of providing employee facilities and other collective benefits to the Company’s employees; and statutory common welfare fund is no longer required per the new cooperation law executed in 2006; and

iv.	Allocations to the discretionary surplus reserve, if approved in the stockholders’ general meeting.

The Company did not contribute to statutory reserve for the period ended September 30, 2013 and 2012, respectively, due to the net loss incurred for its Chinese operation.

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

During 2013 and 2012, the Company was organized into two main business segments: (1) Property for sale, and (2) Rental income and Income of management fee of commercial buildings. The following table presents a summary of operating information and certain year-end balance sheet information as of nine months ended of September 30, 2013 and 2012, respectively.

	September 30
	2013	2012
Revenues from unaffiliated customers:
Rental income & Management fee	5,819,521	5,452,411
Consolidated	$5,819,521	$5,452,411
Operating loss:
Rental income & Management fee	(144,524)	(604,615)
Corporation (1)	(54,536)	(18,567)
Consolidated	$(199,060)	$(623,182)
Net loss before taxes:
Rental income & Management fee	(1,729,830)	(1,695,008)
Corporation (1)	185,026	(19,035)
Consolidated	$(1,544,804)	$(1,714,043)
Identifiable assets:
Rental income & Management fee	49,888,636	47,294,090
Corporation (1)	9,080,200	12,362,738
Consolidated	$58,968,836	$59,656,828
Depreciation and amortization:
Rental income & Management fee	2,458,103	2,393,647
Corporation (1)	13,799	66,795
Consolidated	$2,471,902	$2,460,442
Capital expenditures:
Rental income & Management fee	12,275	10,886-
Corporation (1)	-	-
Consolidated	$12,275	$10,886-

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

Comparison of operations for nine months ended September 30, 2013 and 2012:

The Company incurred a net loss of $1,544,804 for the nine-month period ended September 30, 2013, which is an improvement of $169,239, or 9.9%, compared with a net loss of $1,714,043 in the same period of 2012.  Components resulting in this improvement are discussed below.

Sales revenues increased by $367,110 or 6.7% from $5,452,411 for the nine-month period ended September 30, 2012 to $5,819,521 for the same period of 2013.  Rental income increased by $349,977 or 9.0% from $3,891,666 for the nine-month period ended September 30, 2012 to $4,241,643 for the same period of 2013, which is largely attributable to the Company increasing rental rates.  Management fee income increased by $17,133 or 1.1% from $1,560,745 for the nine-month period ended September 30, 2012 to $1,577,878 for the same period of 2013.

There is no significant change for the cost of revenue in the nine-month period ended September 30, 2013 compared to the same period of 2012, which were $4,602,437 and $4,505,931 in 2012 and 2013, respectively.

The gross margin for the rental business was 19.5% and 12.7% for the nine-month periods ended September 30, 2013 and 2012, respectively.  This increase is mainly attributed to the increase in rental rates in 2013, which does not require a meaningful increase in cost of revenue and remained stable. The gross margin for the management business was 30.9% and 22.7% for the nine-month periods ended September 30, 2013 and 2012, respectively. This increase is mainly attributed to the cost decrease from maintenance in nine-month period ended September 30, 2013 compared to the same period of 2012.

Selling expenses remained stable for the nine-month period ended September 30, 2013 compared with the same period of 2012.

General and administrative expenses increased by $92,733 or 6.8% from $1,359,907 for the nine-month period ended September 30, 2012 to $1,452,640 for the same period of 2013.  The increase is mainly a result of an additional $100,120 for bad debt accrual on other receivable in the nine-month period ended September 30, 2013 compared with the same period of 2012.

Depreciation expense decreased by $52,996 or 79.3% from $66,795 for the nine-month period ended September 30, 2012 to $13,799 for the same period of 2013.  This decrease was mainly due to the fact depreciation had been accrued fully for some fixed assets in 2013.

Interest and finance costs decreased by $49,195 or 3.0% from $1,634,836 for the nine-month period ended September 30, 2012 to $1,585,641for the same period of 2013, which is primarily a result of the Company incurring more interest cost in 2012 than 2013.

The Company earned $396,402 and $116,755 of income from disposal of parking lots in the nine-month periods ended September 30, 2012 and 2013 respectively, which decreased by $279,648 or 70.6% for 2013 compared with 2012.

(4)	Cash Flow Discussion

Net cash flows provided by operating activities for the nine-month periods ended September 30, 2013 and 2012 were $652,563 and $325,497, respectively.  The improvement in net cash flow amounted to $327,066 or 100.5%, which was due to the below factors:

The main factor is that the Company increased rental rates, which increased revenue by $349,977 in the nine-month period ended September 30, 2013 compared to the same period of 2012.

Net cash flows used in investing activities for the nine-month periods ended September 30, 2013 and 2012 were not significant.

Net cash flows from financing activities were $283,779 and $315,935 during the nine-month periods ended September 30, 2013 and 2012, respectively, which is a result of the Company receiving $283,779 and $315,935 of loan repayments from Beijing Sihai Estate Company during the nine-month periods ended September 30, 2013 and 2012.

(5)	Liquidity and Capital Resources

Current liabilities exceeded current assets by $27,420,361 as of September 30, 2013.  The Short Term Loans amounted to $21,535,948, the loan accounted for about 101.2% of the working capital deficit.  They are bank loans due in June 2014 and October 2013, respectively, and secured by the Company’s real estate assets. It has become common practice in China, for banks and companies to renegotiate loan extensions on an annual basis.  This is driven by the ever changing banking regulatory environment and a situation where banks are becoming more conservative.

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

(6)	Contractual Obligations

The following table was a summary of the Company’s contractual obligations as of September 30, 2013:

	Total	Less than one year	1-3 Years		Thereafter
Short-Term Debt	$21,535,948	$21,535,948		$-	$-
Long-Term Debt					-
Amounts due to related parties	-	-		-	-
Construction commitments	-	-		-	-
Total Contractual Cash Obligations	$21,535,948	$21,535,948	$		$-

We have completed the negotiations for a portion of our short-term loan which was due in October 2013 ($15,000,000). We expect to sign this loan agreement prior to the end of November 2013.

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

In connection with the preparation of this report, Great China International’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Great China International’s disclosure controls and procedures were effective as of the end of the fiscal quarter on September 30, 2013, to ensure that information that is required to be disclosed by Great China International in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within Great China International to disclose information that is otherwise required to be set forth in its periodic reports.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended September 30, 2013, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

31.1	31	The certification of chief executive officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.1	31	The certification of chief financial officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	32	The certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

101	101	Interactive Data File

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: November 14, 2013	By	/s/ Jiang Peng
Jiang Peng, Chairman of the Board
(Principal Executive Officer)

Date: November 14, 2013	By	/s/ Sun Dongqing
Sun Dongqing, Chief Financial Officer
(Principal Financial and Accounting Officer)