Form 10-K
period 2013-12-31
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2014-04-15
CIK 828878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013, or

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
☐  Large accelerated filer  ☐  Accelerated filer   ☐  Non-accelerated filer   ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates on June 28, 2013, based on the average bid and asked prices on that day was $291,453.  As of March 31, 2014, the Registrant had outstanding 11,759,966 shares of common stock, par value $0.001.

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

Leasing and Management Services

Our leasing and management services were conducted in 2013 primarily with respect to real estate projects we developed in prior years.  The following is a description of those projects.

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

When the President Building was built, it was one of the few commercial buildings in Shenyang that was positioned as premium commercial building.  Over the years, a number of commercial buildings were built to fulfill an increasing demand.  The President Building maintains its competitiveness mainly with its strong location at the financial center of Shenyang.  Tenant satisfaction is closely monitored and maintained through surveys and regular networking meetings.  Though minor renovations are ongoing in the Building, we anticipate no major renovations in the near future.  The aggregate occupancy rate for the two towers at the end of 2012 and 2013 was 98.5% and 99.36%, respectively, ranked among the highest in Shenyang.  The tenants as a whole are engaged in a variety of businesses, including real estate, foreign trade, investment, insurance, e-commerce, media, advertisement, and heath care.

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

City of Shenyang

Shenyang is a city of approximately 8.2 million people in Liaoning Province, located in northeastern China (Manchuria), approximately 435 miles northwest of Beijing. The largest city in northeast China, Shenyang is the economic, cultural, transportation and trade center of the region, there being eight industrial cities within a 150-kilometer radius of Shenyang. Shenyang’s Taoxian International Airport is the largest airport in northeast China, and the city also has developed railway and expressway networks.  Shenyang is comprised of the following districts: (i) Heping District, better known as “Downtown”; (ii) Shen He District, just east of Downtown; (iii) Huang Gu District, situated directly north of Downtown; (iv) Da Dong District, located northeast of Downtown; (v) Tie Xi District; (vi) Yu Hong District; (vii) Dong Ling District; (viii) Su Jia Tun District; (ix) Hun Nan New District; and (x)  Shen Bei New District.

Shenyang is rich in industrial resources. Manufactures include heavy machinery, tractors, motor vehicles, cables, machine tools (Shenyang has one of the largest machine-tool plants in China), transformers, textiles, chemicals, paper products, medicines, and cement. Copper, zinc, and lead are also smelted in the city. Shenyang is also the seat of Liaoning University, Northeastern University, China Medical University, Shenyang Conservatory of Music, and numerous other specialized institutes. In 2013, the gross domestic product in Shenyang increased by 8.8%, which is 1.1% higher than the national gross domestic product.

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

In 2013, consumer spending in Shenyang reached RMB 318.61 billion. We believe this indicates Shenyang is a growing urban area with a consumer base that can sustain robust residential and commercial real estate development, sales, leasing and management.  Though the current global economic slowdown has had an impact on China and Shenyang, we believe Shenyang will continue to develop at a pace faster than that of the national average.

Employees

The Company currently has 117 employees, 14 of whom are engaged in administration activities, and 103 of whom are engaged in property management activities.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

General

The Company, through Shenyang Maryland, was engaged in the business of developing residential and commercial real estate projects located in the city of Shenyang.  In several of those projects the Company leases space for office and retail uses

●
President Building comprises three blocks of commercial buildings, including two commercial towers, situated in Shenyang City, Heping North Street, which is the financial district of Shenyang.  While the original intention was to sell a majority of the office buildings, management subsequently decided to retain most of the properties for leasing purposes.  The buildings maintain a high occupancy rate with tenants that are primarily international companies.  Great China Holdings’ head office is situated on the 26th Floors of President Building.

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

In June 2007, Shenyang Maryland closed funding under a loan agreement with Shenyang City Commercial Bank (Holdings) Co., Ltd. (Zhongshan Branch) (the “Bank”) whereby the Bank agreed to loan RMB 40,000,000, or approximately US$6,607,529, to Shenyang Maryland for use in connection with renovation of the President Building, repurchase of assets from the Industrial and Commercial Bank of China and other purposes.  The principal amount of the loan bears interest at the rate of 8.775% per annum.  The principal has not been repaid, while the accrued interest on the loan has been repaid on time.  The principal on the loan was due on June 12, 2013, but was extended by the Bank to June 12, 2014, which was another in a series of annual extensions by the bank.  In addition to this loan, the Company also owes approximately US$15,164,280, to the bank, as a result of financing transactions that occurred prior to 2007.  This additional loan was due October 13, 2013, but was extended by the bank to October 13, 2014, which was another in a series of annual extensions by the bank.  The principal amount of the loan bears interest at the rate of 10.395% per annum.  The loan agreement provides that Shenyang Maryland must notify the Bank of certain material changes in its business that may occur during the term of the loan agreement, provides for penalties in the event of various events of default, and also provides that the amount of the Loan is secured by a pledge of property owned by Shenyang Maryland, including part of the President Building, as security for payment of the loan.

The total area of the President Building owned by the Company is 61,448.74 square meters, and the mortgaged area is 33,423.95 square meters.  The realty tax for the President Building is 12% of the total rental income, and the total realty tax for the year 2013 was RMB 4,104,701 (approximately US$678,048).  The mortgage details for the President Building are as follows:

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

Qiyun New Village

Qiyun New Village is situated along the Nanyun Riverside and consists of 347 residential units.  Qiyun New Village was introduced to the real estate market in 1999.  The Company continues to hold approximately 2,186_ square meters of retail space and 157 square meters of parking space, which is held for lease.

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

Calendar Quarter Ended	High Bid ($)	Low Bid ($)

March 31, 2012	0.05	0.05
June 30, 2012	0.05	0.05
September 30, 2012	0.20	0.05
December 31, 2012	0.20	0.20

March 31, 2013	0.15	0.15
June 30, 2013	0.12	0.12
September 30, 2013	0.11	0.11
December 31, 2013	0.03	0.03

Dividends

We did not make any distributions to shareholders in 2012 or 2011.  Our present intention is to retain any earnings for use in our business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Security Holders

At March 31, 2014, there were approximately 157 holders of record of our common stock.

Equity Compensation Plans

As of December 31, 2013, there were no equity securities authorized for issuance under any of our compensation plans.

Repurchases of common stock

There were no repurchases of equity securities by Great China Holdings in the fourth quarter of 2013.

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

Results of Operations

Comparison of operations for year ended December 31, 2013 and 2012:

The Company incurred a net loss of $1,814,398 for 2013, which is an improvement of $512,128, or 22%, compared with a net loss of $2,326,526 in the same period of 2012.  Components resulting in this improvement are discussed below.

Sales revenues increased by $343,127 or 4.7% from $7,351,786 for 2012 to $7,694,913 for the same period of 2013.  Rental income increased by $278,662 or 5.3% from $5,300,989 for the twelve months period ended December 31, 2012 to $5,579,651 for the same period of 2013, which is largely attributable to the Company increasing rental rates.  Management fee income increased by $64,464 or 3.1% from $2,050,798 for the 2012 to $2,115,262 for the same period of 2013.

There is no significant change for the cost of revenue in 2013 compared to the same period of 2012, which were $6,451,615 and $6,291,369 in 2013 and 2012, respectively.

The gross margin for the rental business was 9.6% and 10.3% for 2013 and 2012 respectively.  This decrease does not require a meaningful decrease in cost of revenue and remained stable. The gross margin for the management business was 33.6% and 25.1% for 2013 and 2012, respectively. This increase is mainly attributed to the cost decrease from maintenance in twelve-month period ended December 31, 2013 compared to the same period of 2012.

Selling expenses decreased by $4,324 from $56,650 for 2012 to $52,326 for 2013 compared with the same period. This decrease mainly attributed to the decrease of bonus for employees.

General and administrative expenses were $1,828,869 and $ 1,828,627 for 2013 and 2012 respectively, there is no significant change.

Depreciation expense decreased by $70,324 or 79.1% from $88,914 for 2012 to $18,590 for 2013.  This decrease was mainly due to the fact depreciation had been accrued fully for some fixed assets in 2013.

Interest and finance costs decreased by $616,800 or 29.4% from $2,098,624 for 2012 to $1,481,824 for 2013, which is primarily a result of the Company received interest income $650,680 from loans to third parties in 2013,but there is no such income in 2012.

The Company earned $136,643 and $476,265 of income from disposal of parking lots in2013 and 2012 respectively, which decreased by $339,622 or 71.3% for 2013 compared with 2012.

Cash Flow Discussion

Net cash flows provided by operating activities for 2013 and 2012 were $1,692,781 and $765,571, respectively.  The improvement in net cash flow amounted to $927,210 or 121.1%, which was due to the below factors:

The main factors as bellow:
•	the Company increased rental rates, which increased revenue by $278,662 in 2013 compared to the same period of 2012 and the company
•	the Company received more money from buyers in advance in 2013.
•	the Company accrued more tax payable for 2013 compared with 2012.

Net cash flows used in investing activities for the twelve-month periods ended December 31, 2013 and 2012 were not significant.

Net cash flows used in financing activities were $626,279 and $1,109,614 for 2013 and 2012, respectively, which is a result of the Company receiving $2,326,179 and $317,032 of loan repayments from Beijing Sihai Estate Company and increase of loan receivable of $2,952,458 and $1,426,646 to Beijing Sihai Estate Company for 2013 and 2012.

Liquidity and Capital Resources

Current liabilities exceeded current assets by $28,082,034 as of December 31, 2013.  The Short Term Loans amounted to $21,771,809, the loan accounted for about 78.4% of the working capital deficit.  They are bank loans due in June 2014 and October 2014, respectively, and secured by the Company’s real estate assets. It has become common practice in China, for banks and companies to renegotiate loan extensions on an annual basis.  This is driven by the ever changing banking regulatory environment and a situation where banks are becoming more conservative.

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

Contractual Obligations

The following table was a summary of the Company’s contractual obligations as of December 31, 2013:

	Total	Less than one year	1-3 Years		Thereafter
Short-Term Debt	$21,771,809	$21,771,809		$-	$-
Long-Term Debt					-
Amounts due to related parties	-	-		-	-
Construction commitments	-	-		-	-
Total Contractual Cash Obligations	$21,771,809	$21,771,809	$		$-

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

In July 2013, the Financial Accounting Standards Board, or FASB, issued a new accounting standard which will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the consolidated balance sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new standard requires adoption on a prospective basis in the first quarter of 2015; however, early adoption is permitted. We do not expect the adoption will have a significant impact on our consolidated financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standards group with future effective dates are either not applicable or not significant to the consolidated financial statements of the Company.

ITEM 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure under this item is not required of a smaller reporting company.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Great China Holdings’ financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1, following page 15.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company's internal control over financial reporting was effective as of December 31, 2013. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Position	Since

Jiang Peng	50	Chairman of the Board of Directors	2008
Sun Dongqing	43	Director and Chief Financial Officer	2008

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

ITEM 11.                      EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary($)	All Other Compensation($)	Total($)

Jiang Peng (1)	2013	132,151	--	132,151
Chairman of the Board	2012	128,409	--	128,409
	2011	127,107	--	127,107

Sun Dongqing, CFO (2)	2013	15,858	--	15,858
	2012	15,409	--	15,409
	2011	14,300	--	14,300

Discussion of Summary Compensation Table

For his service as Chairman of the Board, Mr. Jiang was paid a monthly salary of 66,667 RMB (approximately US$11,013) in 2013.

We entered into a standard form employment agreement with Sun Dongqing in 2008, which provided for an initial term of two years and has been renewed annually since 2010.  Pursuant to the agreement the Company agreed to pay her a base salary of 8,000 RMB (approximately US$1,322) per month in 2013.

Outstanding Equity Awards

There are no outstanding equity awards held by our named executive officers at December 31, 2013.

Director Compensation Table

There was not compensation paid to our directors in addition to the amounts described above.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 31, 2014, the number and percentage of the outstanding shares of common stock which, according to the information supplied to Great China International, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock.

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

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Great China Holdings paid or accrued the following fees in each of the prior two fiscal years to its principal accountant:

	Year ended	Year ended
	December 31, 2013	December 31, 2012
1. Audit fees	$55,782	$85,000
2. Audit-related fees	4,500	-0-
3. Tax fees	-0-	-0-
4. All other fees	-0-	-0-
Totals	$60,282	$85,000

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

The Board reviewed the audited consolidated financial statements of Great China Holdings as of and for the years ended December 31, 2013 and 2012, with management and the independent auditors.  Management has the sole ultimate responsibility for the preparation of Great China International’s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved Great China International’s audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2013, for filing with the Securities and Exchange Commission.

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
(5)           This exhibit is incorporated herein by this reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on April 15, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: April 15, 2014	By	/s/ Jiang Peng
Jiang Peng, Chairman of the Board
(Principal Executive Officer)

Date: April 15, 2014	By	/s/ Sung Dongqing
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
Great China International Holdings, Inc.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders of

Great China International Holdings, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Great China International Holdings, Inc. and subsidiaries, as of December 31, 2013 and December 31, 2012, and the related consolidated statements of operation, stockholders' equity, and cash flows for the years ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great China International Holdings as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a working capital deficit of $28,082,034 and $28,109,044 as of December 31, 2013 and 2012 respectively. In addition, the Company has incurred net loss in each of the two years in the period ended December 31, 2013 of $1,814,398 and $2,326,526 respectively. These factors as discussed in Note 3 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

Certified Public Accountants

Los Angeles, California

April 15, 2014

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND DECEMBER 31, 2012

	December 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$7,115,476	$5,927,618
Accounts receivable, net	9,280	-
Other receivable, net	319,457	255,400
Other current assets	16,877	22,916
Total current assets	7,461,090	6,205,934

Long-term loan receivable	7,127,872	6,308,085
Property and equipment, net	227,457	229,061
Rental property, net	44,738,745	46,691,556

Total assets	$59,555,164	$59,434,635

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$21,771,809	$21,155,359
Accounts payable	4,680,416	4,552,396
Accrued expenses	7,671	57,337
Other payable	2,230,340	2,114,703
Payable to disposed subsidiaries	859,927	835,579
Advances from tenants	1,359,868	1,244,753
Taxes payable	4,633,092	4,354,853
Total current liabilities	35,543,124	34,314,978

Stockholders' equity:
Common stock, $.001 par value 50,000,000
shares authorized, 11,759,966 issued and outstanding
as of December 31, 2013 and December 31, 2012	11,760	11,760
Additional paid in capital	4,566,156	4,566,156
Statutory reserve	638,128	638,128
Accumulated other comprehensive income	5,187,009	4,480,228
Retained earnings	13,608,987	15,423,385

Total stockholders' equity	24,012,040	25,119,657

Total liabilities and stockholders' equity	$59,555,164	$59,434,635

The accompanying notes are integral part of these audited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME/(LOSS)
FOR THE YEAR ENDED DECEMBER 31, 2013 AND 2012

	December 31,
	2013		2012
Revenues

Rental income		$5,579,651	$5,300,989
Management fee income		2,115,262	2,050,798
Total revenues		7,694,913	7,351,786

Cost of revenues

Rental cost		5,046,524	4,754,751
Management fee cost		1,405,091	1,536,618
Total cost		6,451,615	6,291,369
Gross profit		1,243,298	1,060,417

Operation expenses
Selling expenses		52,326	56,650
General and administrative expenses		1,828,869	1,828,627
Depreciation and amortization		18,590	88,914
Total operation expenses		1,899,785	1,974,191

Loss from operations		(656,487)	(913,774)

Other income (expense)

Disposal of parking lots income		136,643	476,265
Other income, net		187,270	209,606
Interest and finance costs		(1,481,824)	(2,098,624)

Total other expense		(1,157,911)	(1,412,752)

Loss before income taxes		(1,814,398)	(2,326,526)

Provision for income taxes		-	-

Net loss		(1,814,398)	(2,326,526)

Other comprehensive loss:
Foreign currency translation adjustment		706,781	223,985

Comprehensive loss		$(1,107,617)	(2,102,541)

Net loss per share
Basic	$	(0.09)	$(0.18)
Diluted		$(0.09)	$(0.18)

Weighted average number of shares outstanding
Basic		11,759,966	11,759,966
Diluted		11,759,966	11,759,966

The accompanying notes are integral part of these audited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2013, 2012 AND 2011

				Accumulated		Retained
			Additional	Other		Earnings/	Total
	Common Stock		Paid in	Comprehensive	Statutory	(Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Reserve	Deficit)	Equity
Balance, December 31, 2011	11,759,966	$11,760	$4,566,156	$4,256,243	$638,128	$17,749,911	$27,222,198

Net loss for the year ended December 31, 2012	-	-	-	-	-	(2,326,526)	(2,326,526)
							-
Foreign currency translation adjustment	-	-	-	223,985	-	-	223,985
							-
Balance, December 31, 2012	11,759,966	$11,760	$4,566,156	$4,480,228	$638,128	$15,423,385	$25,119,657

Net loss for the year ended December 31, 2013	-	-	-	-	-	(1,814,398)	(1,814,398)

Foreign currency translation adjustment	-	-	-	706,781	-	-	706,781

Balance, December 31, 2013	11,759,966	$11,760	$4,566,156	$5,187,009	$638,128	$13,608,987	$24,012,040
The accompanying notes are integral part of these audited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2013 AND 2012

	DECEMBER 31
	2013	2012

Cash flows from operating activities:
Net loss	$(1,814,398)	$(2,326,526)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net cash provided by operating activities
Depreciation and amortization	3,331,955	3,311,883
Provision for doubtful accounts	99,229	-

Changes in operating assets and liabilities:
Accounts receivable and other receivable	(165,476)	(15,098)
Advances to suppliers	1,356	8,718
Other current assets	6,604	-
Accounts payable and accrued expenses	6,793	(59,497)
Advances from buyers	77,643	(94,936)
Income and other taxes payable	149,075	(58,974)

Net cash provided by operating activities	$1,692,781	$765,571

Cash flows used in investing activities:
Purchase of property & equipment	(17,012)	(12,060)

Net cash used in investing activities	(17,012)	(12,060)

Cash flows from financing activities:
Loans repayment from the borrowing parties	1,675,499	317,032
Increase of loan receivable	(2,952,458)	(1,426,646)
Interest payment from the borrowing parties	650,680	-

Net cash used in financing activities	(626,279)	(1,109,614)

Effect of exchange differences	138.368	(10,779)

Net increase in cash and cash equivalents	$1,187,858	$(366,882)

Cash and cash equivalents, beginning of period	$5,927,618	$6,294,500

Cash and cash equivalents, end of period	$7,115,476	$5,927,618

Supplemental disclosures of cash flow information:
Interest paid	$2,136,207	$2,098,752
Income taxes	$-	$-

The accompanying notes are integral part of these audited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	Description of business

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

Allowance for doubtful accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and other receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2013 and December 31, 2012, the Company reserved $1,868,025 and $1,717,221 respectively, for other receivable bad debt, and $723,282 and $702,802, respectively, for accounts receivable bad debt. The Company also reserved $2,064,853 and $2,006,388 respectively for loans receivable.

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

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized as of December 31, 2013 and December 31, 2012 respectively.

Properties held for rental

Properties include buildings held for rental and land use rights, which are being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over 20-26 years. As of December 31, 2013 and December 31, 2012, net property held for rental amounted to $44,738,745 and $46,691,556 respectively. Accumulated depreciation of rental properties amounted to $30,957,503 as of December 31, 2013 and $26,861,418 as of December 31, 2012.

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

Loss per share

Basic loss per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

As of December 31, 2013 and December 31, 2012, respectively, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share as the effect of options outstanding at that time was anti- dilutive.

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

Concentrations of business and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents, accounts receivable and other receivables arising from its normal business activities. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions. The Company maintains large sums of cash in two major banks in China. The aggregate balance in such accounts as of December 31, 2013 was $ 7,044,518. There is no insurance securing these deposits in China. The Company has a diversified customer base, most of which are in China.

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

In July 2013, the Financial Accounting Standards Board, or FASB, issued a new accounting standard which will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the consolidated balance sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new standard requires adoption on a prospective basis in the first quarter of 2015; however, early adoption is permitted. We do not expect the adoption will have a significant impact on our consolidated financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standards group with future effective dates are either not applicable or not significant to the consolidated financial statements of the Company.

Reclassifications

Certain amounts in the 2012 financial statements may have been reclassified to conform to the 2013 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

3.	Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. The Company has a working capital deficit of $28,082,034 and $28,109,044 as of December 31, 2013 and December 31, 2012, respectively. In addition, the Company has incurred net loss in each of the two years in the period ended December 31, 2013 of $1,814,398 and $2,326,526 respectively.  As the Company has limited cash flow from operations, its ability to maintain normal operations is dependent upon obtaining adequate cash to finance its overhead, sales and marketing activities. Additionally, in order for the Company to meet its financial obligations, including salaries, debt service and operations, it has maintained substantial short term bank loans that have historically been renewed each year. The Company’s ability to meet its cash requirements for the next twelve months largely depends on the bank loans that involve interest expense requirements that reduce the amount of cash we have for our operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The company entered into series of collateralized loan agreements with third parties from 2009, the total loan receivable is $7,127,872 and $6,308,085 as of December 31, 2013 and December 31, 2012, respectively.

During 2011, the Company entered into a collateralized loan agreement with Beijing Sihai Real Estate Development Ltd., pursuant to which the Company loaned $2,748,693, due on November 29, 2013 and then resigned the agreement at the same terms due on November 29, 2015. The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period plus 10%. $321,022 of repayment from Beijing Sihai Real Estate Development Ltd was received during 2012 first quarter and then the Company loaned $1,444,599 to Beijing Sihai Estate Development Ltd on November 30, 2012 again. In 2013, the company has recollected $2,362,191 and then loan $2,998,166 again to Beijing Sihai Real Estate Development Ltd. The loan receivable from Beijing Sihai Real Estate Development Ltd was $4,650,049 and $3,900,419 as of December 31, 2013 and December 31, 2012, respectively.

During 2011, the Company entered into a collateralized loan agreement with Shenyang Landing Concrete Ltd. Company, pursuant to which, the Company loaned $2,477,823, due on March 27, 2013.The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period. On November 30, 2011 the Company, along with Shenyang Landing Concrete Ltd reassigned the loan amount to and Kaiyuan Hongyun Concrete Admixture Ltd. with the same terms due on November 30, 2013. In August 15, 2013 the loan agreement extended to August 15 2015 at the same terms.

During 2009, the Company entered into an uncollateralized loan agreement with Zhongxin Guoan Ltd., pursuant to which the Company loaned $2,064,853, due on October 30, 2011. The loan bore interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period.  Subsequent to the issuance of the loan, the Company determined that the loan was uncollectible and recorded a reserve on the entire loan amount. Therefore this loan is not included in the loans receivable on the balance sheet. During the fourth quarter of 2011, this loan was reassigned to Shenyang Konggang New City Investment Development Ltd., who is working on a development project with Zhongxin Guoan Ltd.  The loan remains uncollateralized and is now due on October 30, 2015. The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period.

5.	Property and equipment

Property, Plant & Equipment consisted of the following:

	December 31, 2013	December 31, 2012
Building	$16,205	$15,746
Automobile	1,216,429	1,181,987
Office equipment & Furniture	593,868	562,240
	1,826,502	1,759,973
Accumulated depreciation	(1,599,045)	(1,530,913)
Property and equipment, net	$227,457	$229,061

The Company recorded depreciation expense relating to properties held for rental, as well as property and equipment amounting to $3,329,954 and $3,308,464 for the months ended December 31, 2013 and 2012, respectively, of which, $18,590 and $88,914 were recorded as general and administrative expense, respectively.

As of December 31, 2013, fixed assets and rental property totaling $31,182,080were pledged as security for various bank loans totaling $21,771,809.

6.	Accrued expenses

Accrued expenses consisted of the following:

	December 31, 2013	December 31, 2012
Payroll and welfare payable	$3,866	$4,043
Accrued expenses	3,805	53,294
Total	$7,671	$57,337

7.	Other payables

Other payables consisted of the following:

	December 31, 2013	December 31, 2012
Customer guarantee deposit	$1,158,647	$1,090,677
Customer deposit for property decoration	14,016	14,422
Miscellaneous payable	1,057,677	1,009,604
Total	$2,230,340	$2,114,703

8.	Tax payables

Tax payables consisted of the following:

	December 31, 2013	December 31, 2012
Income tax payable in Mainland China	$1,485,776	$1,230,221
Business tax	662,066	669,202
Land VAT payable	2,478,669	2,408,488
Other levies	6,581	46,942
Total	$4,633,092	$4,354,853

9.	Payable to disposed subsidiary

The Company had amounts due to a Loyal Best, a previously disposed of entity, as of December 31, 2013 and December 31, 2012 in the amount of $859,927 and $835,579, respectively.

10.	Loan Payable

Loans payable (including accrued interest) consisted of the following:

Nature	Due on	Interest per Annum	December 31, 2013	December 31, 2012
Bank loan	6-12-2014	8.775%	$6,607,529	$6,420,443
Bank loan	10-13-2014	10.395%	15,164,280	14,734,916

Less current portion			21,771,809	21,155,359
			$-	$-

The above loans are secured by Company rental properties.

As of December 31, 2013 and 2012, the Company’s incurred interest expense to $2,137,019 and $2,098,753 respectively.

11.	Statutory reserve

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

The Company did not contribute to statutory reserve for the period ended December 31, 2013 and 2012, respectively, due to the net loss incurred for its Chinese operation.

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

During 2013 and 2012, the Company was organized into two main business segments: (1) Property for sale, and (2) Rental income and Income of management fee of commercial buildings. The following table presents a summary of operating information and certain year-end balance sheet information as of year ended of December 31, 2013 and 2012, respectively.

	December 31
	2013	2012
Revenues from unaffiliated customers:
Rental income & Management fee	7,694,913	7,351,786
Consolidated	$7,694,913	$7,351,786
Operating loss:
Rental income & Management fee	(589,503)	(812,859)
Corporation (1)	(66,984)	(100,915)
Consolidated	$(656,487)	$(913,774)
Net loss before taxes:
Rental income & Management fee	(2,070,909)	(2,907,759)
Corporation (1)	256,511	581,233
Consolidated	$(1,814,398)	$(2,326,526)
Identifiable assets:
Rental income & Management fee	49,138,570	50,376,743
Corporation (1)	10,416,595	9,057,892
Consolidated	$59,555,164	$59,434,635
Depreciation and amortization:
Rental income & Management fee
Corporation (1)	3,331,955	3,311,883
Consolidated	$3,331,955	$3,311,883
Capital expenditures:
Rental income & Management fee	17,012	12,060
Corporation (1)
Consolidated	$17,012	$12,060

(1). Unallocated loss from Operating income (loss) and Net income before provision for income taxes are primarily related to general corporate expenses.