Form 10-Q
period 2014-03-31
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2014-05-15
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _______________________

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

State the number of shares outstanding of each of the issuer’s classes of common equity:  As of April 30, 2014, there were 11,759,966 shares of common stock outstanding.

FORM 10-Q
GREAT CHINA INTERNATIONAL HOLDINGS, INC.

i

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2014 AND DECEMBER 31, 2013
 UNAUDITED
	March 31, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$6,988,517	$7,115,476
Accounts receivable, net	179,293	9,280
Other receivable, net	323,235	319,457
Other current assets	15,441	16,877
Total current assets	7,506,487	7,461,090

Long-term loan receivable	6,941,317	7,127,872
Property and equipment, net	213,078	227,457
Rental property, net	42,757,290	44,738,745

Total assets	$57,418,171	$59,555,164

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$21,201,982	$21,771,809
Accounts payable	4,557,332	4,680,416
Accrued expenses	232,987	7,671
Other payable	2,156,630	2,230,340
Payable to disposed subsidiaries	837,420	859,927
Advances from tenants	1,112,560	1,359,868
Taxes payable	4,286,378	4,633,092
Total current liabilities	34,385,289	35,543,124

Stockholders' equity:
Common stock, $.001 par value 50,000,000
shares authorized, 11,759,966 issued and outstanding
as of March 31, 2014 and December 31, 2013	11,760	11,760
Additional paid in capital	4,566,156	4,566,156
Statutory reserve	638,128	638,128
Accumulated other comprehensive income	4,558,266	5,187,009
Retained earnings	13,258,571	13,608,987

Total stockholders' equity	23,032,882	24,012,040

Total liabilities and stockholders' equity	$57,418,171	$59,555,164

The accompanying notes are integral part of these audited condensed consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME/(LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
UNAUDTIED

	March 31,
	2014		2013
Revenues

Rental income		$1,711,812	$1,216,261
Management fee income		543,387	524,966
Total revenues		2,255,199	1,741,227

Cost of revenues

Rental cost		1,141,627	1,141,670
Management fee cost		496,543	534,129
Total cost		1,638,170	1,675,799
Gross profit		617,029	65,428

Operation expenses
Selling expenses		12,975	17,445
General and administrative expenses		452,152	558,543
Depreciation and amortization		4,511	4,631
Total operation expenses		469,639	580,619

Loss from operations		147,390	(515,191)

Other income (expense)

Disposal of parking lots income		-	57,854
Other income, net		34,656	33,656
Interest and finance costs		(532,462)	(524,331)

Total other expense		(497,806)	(432,820)

Loss before income taxes		(350,416)	(948,011)

Provision for income taxes		-	-

Net loss		(350,416)	(948,011)

Other comprehensive loss:
Foreign currency translation adjustment		(628,743)	75,611

Comprehensive loss		$(979,159)	(872,401)

Net loss per share
Basic	$	(0.08)	$(0.07)
Diluted		$(0.08)	$(0.07)

Weighted average number of shares outstanding
Basic		11,759,966	11,759,966
Diluted		11,759,966	11,759,966

The accompanying notes are integral part of these audited condensed consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
 UNAUTDITED

	March 31
	2014	2013

Cash flows from operating activities:
Net loss	$(350,416)	$(948,011)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net cash provided by operating activities
Depreciation and amortization	815,536	807,389
Provision for doubtful accounts	-	99,648

Changes in operating assets and liabilities:
Accounts receivable and other receivable	(185,842)	(150,628)
Advances to suppliers	-	2,411
Other current assets	1,013	312
Accounts payable and accrued expenses	205,083	193,192
Advances from buyers	(215,719)	(171,551)
Income and other taxes payable	(229,753)	(77,430)

Net cash provided by (used in) operating activities	$39,903	$(244,670)

Cash flows used in investing activities:
Purchase of property & equipment	(638)	-

Net cash used in investing activities	(638)	-

Cash flows from financing activities:
Loans repayment from the borrowing parties	-	281,236
Increase of loan receivable	-	-
Interest payment from the borrowing parties	-	-

Net cash provided by financing activities	-	281,236

Effect of exchange differences	(166,224)	20,349

Net (decrease) increase in cash and cash equivalents	$(126,959)	$56,915

Cash and cash equivalents, beginning of period	$7,115,476	$5,927,618

Cash and cash equivalents, end of period	$6,988,517	$5,984,533

Supplemental disclosures of cash flow information:
Interest paid	$534,849	$524,350
Income taxes	$-	$-

The accompanying notes are integral part of these audited condensed consolidated financial statements.

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

2.             Summary of significant accounting policies

Unaudited Interim Financial Information

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2013. The results of the three month periods ended Mar 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2014.

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

Allowance for doubtful accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and other receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2014 and December 31, 2013, the Company reserved $1,819,133 and $1,868,025 respectively, for other receivable bad debt, and $704,351 and $723,282, respectively, for accounts receivable bad debt. The Company also reserved $2,010,810 and $2,064,853 respectively for loans receivable.

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

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized as of March 31, 2014 and December 31, 2013 respectively.

Properties held for rental

Properties include buildings held for rental and land use rights, which are being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over 20-26 years. As of March 31, 2014 and December 31, 2013, net property held for rental amounted to $42,757,290 and $44,738,745 respectively. Accumulated depreciation of rental properties amounted to $30,957,783 as of March 31, 2014 and $30,957,503 as of December 31, 2013.

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

As of March 31, 2014 and December 31, 2013, respectively, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share as the effect of options outstanding at that time was anti- dilutive.

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

Concentrations of business and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents, accounts receivable and other receivables arising from its normal business activities. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions. The Company maintains large sums of cash in two major banks in China. The aggregate balance in such accounts as of Mach 31, 2014 was $ 6,919,063. There is no insurance securing these deposits in China. The Company has a diversified customer base, most of which are in China.

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

In July 2013, the Financial Accounting Standards Board, or FASB, issued a new accounting standard which will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the consolidated balance sheets when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. The new standard requires adoption on a prospective basis in the first quarter of 2015; however, early adoption is permitted. We do not expect the adoption will have a significant impact on our consolidated financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standards group with future effective dates are either not applicable or not significant to the consolidated financial statements of the Company.

Reclassifications

Certain amounts in the 2013 financial statements may have been reclassified to conform to the 2014 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

3.           Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. The Company has a working capital deficit of $26,878,803 and $28,082,034 as of March 31, 2014 and December 31, 2013, respectively.  In addition, the Company has incurred net loss in the period ended March 31, 2014 and December 31, 2013 of $350,416 and $1,814,398 respectively.  As the Company has limited cash flow from operations, its ability to maintain normal operations is dependent upon obtaining adequate cash to finance its overhead, sales and marketing activities.  Additionally, in order for the Company to meet its financial obligations, including salaries, debt service and operations, it has maintained substantial short term bank loans that have historically been renewed each year.  The Company’s ability to meet its cash requirements for the next twelve months largely depends on the bank loans that involve interest expense requirements that reduce the amount of cash we have for our operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company is in the process of obtaining informal assurance from our current lender that our short term loans will continue to be renewed and further opening dialog with the lender to convert the short term loans to long term loans.  Additionally, the Company is assessing its ability to increase rental rates for its leasing business in order to generate additional revenue.  Further, the Company is continuing to focus efforts on cost containment to reduce general and administrative expenses.  With its relevant hands-on expertise, the Company also plans to expand operations to include property management.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.             Loans receivable

The company entered into series of collateralized loan agreements with third parties from 2009, the total loan receivable is $6,941,317 and $7,127,872 as of March 31, 2014 and December 31, 2013, respectively.

During 2011, the Company entered into a collateralized loan agreement with Beijing Sihai Real Estate Development Ltd., pursuant to which the Company loaned $2,782,961 due on November 29, 2013, and then resigned the agreement at the same terms due on November 29, 2015.  The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period plus 10% $321,730 of repayment from Beijing Sihai Real Estate Development Ltd., was received during the first quarter of 2012, and then the Company again made a loan of $1,447,783 to Beijing Sihai Estate Development Ltd., on November 30, 2012.  In 2013, the Company collected $2,300,367 on the loan, and then again made a loan of $2,919,696 to Beijing Sihai Real Estate Development Ltd.  The loan receivable from Beijing Sihai Real Estate Development Ltd., was $4,528,344 and $4,650,049 as of March 31, 2014 and December 31, 2013, respectively.

During 2011, the Company entered into a collateralized loan agreement with Shenyang Landing Concrete Ltd., pursuant to which, the Company loaned $2,412,972, due on March 27, 2013.  The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period.  On November 30, 2011, the Company, along with Shenyang Landing Concrete Ltd., reassigned the loan amount to and Kaiyuan Hongyun Concrete Admixture Ltd., with the same terms due on November 30, 2013.  In August 15, 2013, the loan agreement was extended to August 15, 2015, on the same terms.

During 2009, the Company entered into an uncollateralized loan agreement with Zhongxin Guoan Ltd., pursuant to which the Company loaned $2,010,810, due on October 30, 2011.  The loan bore interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period.  Subsequent to the issuance of the loan, the Company determined that the loan was uncollectible and recorded a reserve on the entire loan amount.  Therefore this loan is not included in the loans receivable on the balance sheet. During the fourth quarter of 2011, this loan was reassigned to Shenyang Konggang New City Investment Development Ltd., who is working on a development project with Zhongxin Guoan Ltd.  The loan remains uncollateralized and is now due on October 30, 2015.  The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period.

5.             Property and equipment

Property, Plant & Equipment consisted of the following:

	March 31, 2014	December 31, 2013

Building	$15,781	$16,205
Automobile	1,184,592	1,216,429
Office equipment & Furniture	578,456	593,868
	1,778,829	1,826,502
Accumulated depreciation	(1,565,751)	(1,599,045)
Property and equipment, net	$213,078	$227,457

The Company recorded depreciation expense relating to properties held for rental, as well as property and equipment amounting to $815,032 and $812,019 for the months ended March 31, 2014 and 2013, respectively, of which, $4,511 and $4,631 were recorded as general and administrative expense, respectively.

As of December 31, 2013, fixed assets and rental property totaling $30,365,960were pledged as security for various bank loans totaling $21,201,982.

6.             Accrued expenses

Accrued expenses consisted of the following:

	March 31, 2014	December 31, 2013

Payroll and welfare payable	$3,225	$3,866
Accrued expenses	229,762	3,805
Total	$232,987	$7,671

7.             Other payables

Other payables consisted of the following:

	March 31, 2014	December 31, 2013
Customer guarantee deposit	$1,128,322	$1,158,647
Customer deposit for property decoration	13,649	14,016
Miscellaneous payable	1,014,659	1,057,677
Total	$2,156,630	$2,230,340

8.             Tax payables

Tax payables consisted of the following:

	March 31, 2014	December 31, 2013

Income tax payable in Mainland China	$1,446,889	$1,485,776
Business tax	628,802	662,066
Land VAT payable	2,240,043	2,478,669
Other levies	(29,357)	6,581
Total	$4,286,378	$4,633,092

9.             Payable to disposed subsidiary

The Company had amounts due to a Loyal Best, a previously disposed of entity, as of March 31, 2014 and December 31, 2013 in the amount of $837,420 and $859,927, respectively.

10.             Loan Payable

Loans payable (including accrued interest) consisted of the following:

Nature	Due on	Interest per Annum	March 31, 2014	December 31, 2013
Bank loan	6-12-2014	8.775%	$6,434,592	$6,607,529
Bank loan	10-13-2014	10.395%	14,767,390	15,164,280

Less current portion			21,201,982	21,771,809
			$-	$-

The above loans are secured by Company rental properties.

As of March 31, 2014 and,2013, the Company’s incurred interest expense to $534,849 and $524,350 respectively.

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

The Company did not contribute to statutory reserve for the period ended March 31, 2014 and 2013, respectively, due to the net loss incurred for its Chinese operation.

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

During 2014 and 2013, the Company was organized into two main business segments: (1) Property for sale, and (2) Rental income and Income of management fee of commercial buildings. The following table presents a summary of operating information and certain year-end balance sheet information as of three months ended of March 31, 2014 and 2013, respectively.

	March 31
	2014	2013
Revenues from unaffiliated customers:
Rental income & Management fee	2,255,199	1,741,227
Consolidated	$2,255,199	1,741,227
Operating income or(loss):
Rental income & Management fee	197,731	(509,572)
Corporation (1)	(50,340)	(5,619)
Consolidated	$147,390	(515,191)
Net loss before taxes:
Rental income & Management fee	(334,284)	(1,033,922)
Corporation (1)	（16,132）	85,910
Consolidated	$(350,416)	(948,011)
Identifiable assets:
Rental income & Management fee	47,395,817	50,068,340
Corporation (1)	10,022,353	8,543,550
Consolidated	$57,418,171	58,611,890
Depreciation and amortization:
Rental income & Management fee	815,536	807,389
Consolidated	$815,536	807,389
Capital expenditures:
Rental income & Management fee	638	-
Consolidated	$638	-

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

Results of Operations

Comparison of operations for three months periods ended March 31, 2014 and 2013:

The Company incurred a net loss of $350,416 for the first quarter of 2014, which is an improvement of $597,596 or 63.0%, compared with a net loss of $948,011 in the same period of 2013.  Components resulting in this improvement are discussed below.

●	Sales revenues increased by $513,972 or 29.5% from $1,741,227 for the first quarter of 2013 to $2,255,199 for the same period of 2014.

●
Rental income increased by $495,551 or 40.7% from $1,216,261 for the first quarter of 2013 to $1,711,812 for the same period of 2014, which is largely attributable to the Company increasing rental rates and area.

●	Management fee income increased by $18,421 or 3.5% from $524,966 for the first quarter of 2013 to $543,387 for the same period of 2014.

There is no significant change for the cost of revenue in the first quarter of 2014 compared to the same period of 2013, which were $1,638,170 and $1,675,799 in the first quarter of 2014 and 2013, respectively.

The gross margin for the rental business was 33.3% and 6.1% for the first quarter of 2014 and 2013 respectively.  This increase was attributable to the company increased rental rate and area, at the same time the decoration cost decreased for the first quarter of 2014 compared with the same period of 2013.  The gross margin for the management business was 8.6% and negative 1.8% for the first quarter of 2014 and 2013, respectively.  This increase is mainly attributed to the cost decrease from maintenance in the first three-month period of 2014 compared to the same period of 2013.

Selling expenses decreased by $4,470 or 25.6% from $17,445 for the first quarter of 2013 to $12,975 for 2014 compared with the same period.  This decrease mainly attributed to the decrease of bonus for employees.

General and administrative expenses decreased by $106,391 or 19.0% from $558,543 for the first quarter of 2013 to $452,152 for the same period of 2014, the decrease mainly due to the Company incurred consulting fee $81,953 in the first quarter of 2013, but there is no such expense in the same period of 2014.

Depreciation and amortization was $4,511 and $4,631 in the first quarter of 2014 and 2013 respectively.

Interest and finance costs was $532,462 and $524,331 in the first quarter of 2014 and 2013 respectively, there was only a small change.

The Company earned $0 and $57,854 of income from disposal of parking lots in the first quarter of 2014 and 2013 respectively, which decreased by $57,854 or 100% for 2014 compared with 2013

Cash Flow Discussion

Net cash flows provided by operating activities for the first quarter of 2014 and 2013 were $39,903 and ($244,670), respectively.  The improvement in net cash flow amounted to $284,572 or 116.3%, which was due primarily to the below factors:

●	the Company earned more rental income, which increased income by $495,551 in the first quarter of 2014 compared to the same period of 2013; and

●	the Company reduced net loss by $597,595 due to operating improvement in the first quarter of 2014 compared to the same period of 2013.

Net cash flows used in investing activities for the three months periods of 2014 and 2013 were not significant.

Net cash flows used in financing activities were $0 and $281,236 for the first quarter of 2014 and 2013, respectively, which is a result of the Company receiving $281,236 of loan repayments from Beijing Sihai Estate Company in the first quarter of 2013.

Liquidity and Capital Resources

Current liabilities exceeded current assets by $26,878,802 as of March 31, 2014.  The Short Term Loans amounted to $21,201,982, and accounted for about 78.9% of the working capital deficit.  The Short Term Loans are bank loans due in June 2014 and October 2014, respectively, and are secured by the Company’s real estate assets.  It has become common practice in China, for banks and companies to renegotiate loan extensions on an annual basis.  This is driven by the ever changing banking regulatory environment and a situation where banks are becoming more conservative.  Under the circumstances, most lending banks have usually worked closely with borrowers for loan extension or restructuring within the administrative guidelines of the government.  As State policies are issued outside the control of the banks in China and form part of the macro and micro-economic measures, many bankers and their customers work together to deal with the situation provided the borrowers are responsible.

Contractual Obligations

The following table was a summary of the Company’s contractual obligations as of March 31, 2014:

	Total	Less than one year	1-3 Years		Thereafter

Short-Term Debt	$21,201,982	$21,201,982		$-	$-
Long-Term Debt					-
Amounts due to related parties	-	-		-	-
Construction commitments	-	-		-	-
Total Contractual Cash Obligations	$21,201,982	$21,201,982	$		$-

Recent accounting pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, which requires entities to present information about significant items reclassified out of accumulated other comprehensive income (loss) by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. This ASU is effective for the Company in the first quarter of fiscal 2014. The adoption had not a significant impact on our consolidated financial statements.

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

In July 2013, the Financial Accounting Standards Board, or FASB, issued a new accounting standard which will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the consolidated balance sheets when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. The new standard requires adoption on a prospective basis in the first quarter of 2015; however, early adoption is permitted. We do not expect the adoption will have a significant impact on our consolidated financial statements.

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

In connection with the preparation of this report, Great China International’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Great China International’s disclosure controls and procedures were effective as of the end of the fiscal quarter on March 31, 2014, to ensure that information that is required to be disclosed by Great China International in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within Great China International to disclose information that is otherwise required to be set forth in its periodic reports.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended March 31, 2014, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.                      Exhibits

Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

31.1	31	The certification of chief executive officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	31	The certification of chief financial officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	32	The certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: May 15, 2014	By	/s/ Jiang Peng
Jiang Peng, Chairman of the Board
(Principal Executive Officer)

Date: May 15, 2014	By	/s/ Sun Dongqing
Sun Dongqing, Chief Financial Officer
(Principal Financial and Accounting Officer)