Form 10-Q
period 2014-06-30
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2014-08-14
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity:  As of July 31, 2014, there were 11,759,966 shares of common stock outstanding.

FORM 10-Q
GREAT CHINA INTERNATIONAL HOLDINGS, INC.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2014 AND DECEMBER 31, 2013
 (UNAUDITED)
	June 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$7,863,698	$7,115,476
Accounts receivable, net	216,359	9,280
Other receivable, net	329,285	319,457
Other current assets	18,932	16,877
Total current assets	8,428,274	7,461,090

Long-term loan receivable	6,955,639	7,127,872
Property and equipment, net	217,340	227,457
Rental property, net	42,024,451	44,738,745

Total assets	$57,625,704	$59,555,164

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$21,245,728	$21,771,809
Accounts payable	4,566,737	4,680,416
Accrued expenses	427,769	7,671
Other payable	2,314,059	2,230,340
Payable to disposed subsidiaries	839,148	859,927
Advances from tenants	1,086,522	1,359,868
Taxes payable	4,470,004	4,633,092
Total current liabilities	34,949,967	35,543,124

Stockholders' equity:
Common stock, $.001 par value 50,000,000
shares authorized, 11,759,966 issued and outstanding
as of June 30, 2014 and December 31, 2013	11,760	11,760
Additional paid in capital	4,566,156	4,566,156
Statutory reserve	638,128	638,128
Accumulated other comprehensive income	4,605,173	5,187,009
Retained earnings	12,854,520	13,608,987

Total stockholders' equity	22,675,737	24,012,040

Total liabilities and stockholders' equity	$57,625,704	$59,555,164

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME/(LOSS)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(UNAUDITED)

	Three-Months Ended June 30			Six-Months Ended June 30
	2014	2013		2014	2013

Revenues
Rental income	$1,357,765	$1,757,046		$3,069,577	$2,973,307
Management fee income	521,128	540,860		1,064,515	1,065,826
Total revenues	1,878,893	2,297,906		4,134,091	4,039,133

Cost of revenues
Rental cost	1,381,259	1,067,750		2,522,886	2,209,420
Management fee cost	219,782	249,916		716,325	784,045
Total cost	1,601,041	1,317,666		3,239,211	2,993,465
Gross profit	277,852	980,240		894,880	1,045,668

Operation expenses
Selling expenses	4,272	6,167		17,247	23,612
General and administrative expenses	376,462	446,080		828,613	1,004,624
Depreciation and amortization	5,555	3,427		10,066	8,058
Total operation expenses	386,289	455,674		855,927	1,036,293

Income (loss) from operations	(108,437)	524,566		38,953	9,375

Other income (expense)
Disposal of parking lots income	6,487	321		6,487	58,175
Other income, net	217,431	47,782		252,086	81,438
Interest and finance costs	(519,532)	(529,974)		(1,051,994)	(1,054,305)
Total other expense, net	(295,614)	(481,871)		(793,420)	(914,692)

Income (loss) before provision for income taxes	(404,052)	42,694		(754,467)	(905,317)

Provision for income taxes	-	-	-	-	-

Net income (loss)	(404,052)	42,694		(754,467)	(905,317)

Other comprehensive income (loss):
Foreign currency translation adjustment	46,907	244,380		(581,836)	319,991

Comprehensive income (loss)	$(357,145)	$287,074		$(1,336,304)	$(585,326)

Earnings (loss) per share
Basic	$(0.03)	$0.02		$(0.11)	$(0.05)
Diluted	$(0.03)	$0.02		$(0.11)	$(0.05)

Weighted average number of shares outstanding
Basic	11,759,966	11,759,966		11,759,966	11,759,966
Diluted	11,759,966	11,759,966		11,759,966	11,759,966

Basic and diluted loss per share are the same because there is no dilutive effect.

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013
 UNAUTDITED

	June 30
	2014	2013

Cash flows from operating activities:
Net loss	$(754,467)	$(905,317)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net cash provided by operating activities
Depreciation and amortization	1,634,454	1,642,147
Provision for doubtful accounts	-	98,575

Changes in operating assets and liabilities:
Accounts receivable and other receivable	(226,206)	(600,450)
Advances to suppliers	-	(5,575)
Other current assets	(2,478)	(2,016)
Accounts payable and accrued expenses	552,946	4,226
Advances from buyers	(241,938)	14,651
Income and other taxes payable	(51,480)	92,401

Net cash provided by operating activities	$910,831	$338,642

Cash flows used in investing activities:
Purchase of property & equipment	(631)	(12,233)

Net cash used in investing activities	(631)	(12,233)

Cash flows from financing activities:
Loans repayment from the borrowing parties	-	282,798

Net cash provided by financing activities	-	282,798

Effect of exchange differences	(161,979)	25,626

Net increase in cash and cash equivalents	$748,222	$634,833

Cash and cash equivalents, beginning of period	$7,115,476	$5,927,618

Cash and cash equivalents, end of period	$7,863,698	$6,562,451,

Supplemental disclosures of cash flow information:
Interest paid	$1,058,363	$1,054,424
Income taxes	$-	$-

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

2.             Summary of significant accounting policies

Unaudited Interim Financial Information

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2013. The results of the six months periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2014.

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

Allowance for doubtful accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and other receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2014 and December 31, 2013, the Company reserved $1,822,887 and $1,868,025 respectively, for other receivable bad debt, and $705,805 and $723,282, respectively, for accounts receivable bad debt. The Company also reserved $2,014,959 and $2,064,853 respectively for loans receivable.

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

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized as of June 30, 2014 and December 31, 2013 respectively.

Properties held for rental

Properties include buildings held for rental and land use rights, which are being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over 20-26 years. As of June 30, 2014 and December 31, 2013, net property held for rental amounted to $42,024,451 and $44,738,745 respectively. Accumulated depreciation of rental properties amounted to $31,842,720 as of June 30, 2014 and $30,957,503 as of December 31, 2013.

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

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

As of June 30, 2014 and December 31, 2013, respectively, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share as the effect of options outstanding at that time was anti- dilutive.

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

Concentrations of business and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents, accounts receivable and other receivables arising from its normal business activities. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions. The Company maintains large sums of cash in two major banks in China. The aggregate balance in such accounts as of June 30, 2014 was $7,793,598. There is no insurance securing these deposits in China. The Company has a diversified customer base, most of which are in China.

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

Recent accounting pronouncements

There have been no new accounting pronouncements during the six months ended June 30, 2014 that are of significance, or potential significance, to the Company.

Reclassifications

Certain amounts in the 2013 financial statements may have been reclassified to conform to the 2014 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

3.             Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. The Company has a working capital deficit of $26,521,693 and $28,082,034 as of June 30, 2014 and December 31, 2013, respectively.  In addition, the Company has incurred net loss in the period ended June 30, 2014 and December 31, 2013 of $754,467 and $1,814,398 respectively.  As the Company has limited cash flow from operations, its ability to maintain normal operations is dependent upon obtaining adequate cash to finance its overhead, sales and marketing activities.  Additionally, in order for the Company to meet its financial obligations, including salaries, debt service and operations, it has maintained substantial short term bank loans that have historically been renewed each year.  The Company’s ability to meet its cash requirements for the next twelve months largely depends on the bank loans that involve interest expense requirements that reduce the amount of cash we have for our operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

4.             Loans receivable

The company entered into series of collateralized loan agreements with third parties from 2009, the total loan receivable is $6,955,639 and $7,127,872 as of June 30, 2014 and December 31, 2013, respectively.

During 2011, the Company entered into a collateralized loan agreement with Beijing Sihai Real Estate Development Ltd., pursuant to which the Company loaned $2,782,961 due on November 29, 2013, and then resigned the agreement at the same terms due on November 29, 2015.  The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period plus 10%.  The Company received a payment of $321,730 from Beijing Sihai Real Estate Development Ltd., during the first quarter of 2012, and then the Company again made a loan of $1,447,783 to Beijing Sihai Estate Development Ltd., on November 30, 2012.  In 2013, the Company collected $2,300,367 on the loan, and then again made a loan of $2,919,696 to Beijing Sihai Real Estate Development Ltd.  The loan receivable from Beijing Sihai Real Estate Development Ltd., was $4,537,688 and $4,650,049 as of June 30, 2014 and December 31, 2013, respectively.

During 2011, the Company entered into a collateralized loan agreement with Shenyang Landing Concrete Ltd., pursuant to which, the Company loaned $2,417,951, due on March 27, 2013.  The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period.  On November 30, 2011, the Company, along with Shenyang Landing Concrete Ltd., reassigned the loan amount to and Kaiyuan Hongyun Concrete Admixture Ltd., with the same terms due on November 30, 2013.  In August 15, 2013, the loan agreement was extended to August 15, 2015, on the same terms.

During 2009, the Company entered into an uncollateralized loan agreement with Zhongxin Guoan Ltd., pursuant to which the Company loaned $2,014,959 due on October 30, 2011.  The loan bore interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period.  Subsequent to the issuance of the loan, the Company determined that the loan was uncollectible and recorded a reserve on the entire loan amount.  Therefore this loan is not included in the loans receivable on the balance sheet. During the fourth quarter of 2011, this loan was reassigned to Shenyang Konggang New City Investment Development Ltd., who is working on a development project with Zhongxin Guoan Ltd.  The loan remains uncollateralized and is now due on October 30, 2015.  The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period.

5.             Property and equipment

Property, Plant & Equipment consisted of the following:

	June 30, 2014	December 31, 2013

Building	$15,813	$16,205
Automobile	1,187,036	1,216,429
Office equipment & Furniture	579,153	593,868
	1,782,002	1,826,502
Accumulated depreciation	(1,564,662)	(1,599,045)
Property and equipment, net	$217,340	$227,457

The Company recorded depreciation expense relating to properties held for rental, as well as property and equipment amounting to $1,633,456 and $1,642,147 for the six-months ended June 30, 2014 and 2013, respectively, of which, $9,069 and $8,058 were recorded as general and administrative expense, respectively.

As of December 31, 2013, fixed assets and rental property totaling $31,487,749were pledged as security for various bank loans totaling $21,245,728.

6.             Accrued expenses

Accrued expenses consisted of the following:

	June 30, 2014	December 31, 2013

Payroll and welfare payable	$3,206	$3,866
Accrued expenses	424,563	3,805
Total	$427,769	$7,671

7.             Other payables

Other payables consisted of the following:

	June 30, 2014	December 31, 2013
Customer guarantee deposit	$1,254,046	$1,158,647
Customer deposit for property decoration	19,319	14,016
Miscellaneous payable	1,040,694	1,057,677
Total	$2,314,059	$2,230,340

8.             Tax payables

Tax payables consisted of the following:

	June 30, 2014	December 31, 2013

Income tax payable in Mainland China	$1,449,875	$1,485,776
Business tax	629,282	662,066
Land VAT payable	2,418,777	2,478,669
Other levies	(27,930)	6,581
Total	$4,470,004	$4,633,092

9.             Payable to disposed subsidiary

The Company had amounts due to a Loyal Best, a previously disposed of entity, as of June 30, 2014 and December 31, 2013 in the amount of $839,148 and $859,927, respectively.

10.           Loan Payable

Loans payable (including accrued interest) consisted of the following:

Nature	Due on	Interest per Annum	June 30, 2014	December 31, 2013
Bank loan	6-12-2015	8.775%	$6,447,869	$6,607,529
Bank loan	10-13-2014	10.395%	14,797,859	15,164,280

Less current portion				21,771,809
			$21,245,728	$21,771,809

The above loans are secured by Company rental properties.

For the six-month periods ended June 30, 2014 and 2013, the Company’s incurred interest expense of $1,058,363 and $1,054,424, respectively.

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

The Company did not contribute to statutory reserve for the period ended June 30, 2014 and 2013, respectively, due to the net loss incurred for its Chinese operation.

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

During 2014 and 2013, the Company was organized into two main business segments: (1) Property for sale, and (2) Rental income and Income of management fee of commercial buildings. The following table presents a summary of operating information and certain year-end balance sheet information as of three months ended of June 30, 2014 and 2013, respectively.

	June 30
	2014	2013
Revenues from unaffiliated customers:
Rental income & Management fee	4,134,091	4,039,133
Consolidated	$4,134,091	4,039,133
Operating income (loss):
Rental income & Management fee	128,432	41,454
Corporation (1)-	(89,479)	(32,079)
Consolidated	$38,953	9,375
Net loss before taxes:
Rental income & Management fee	(664,535)	(872,947)
Corporation (1)	(89,932)	(32,370)
Consolidated	$(754,467)	(905,317)
Identifiable assets:
Rental income & Management fee	47,312,535	50,424,592
Corporation (1)	10,313,169	9,049,730
Consolidated	$57,625,704	59,474,322
Depreciation and amortization:
Rental income & Management fee	1,625,385	1,634,089
Corporation (1)	9,069	8,058
Consolidated	$1,634,454	1,642,147

Capital expenditures:
Rental income & Management fee	631	12,233
Consolidated	$631	12,233

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

Results of Operations

Comparison of operations for six-month periods ended June 30, 2014 and 2013:

The Company incurred a net loss of $754,467 for the first half year of 2014, which is an improvement of $150,850 or 16.7%, compared with a net loss of $905,317 in the same period of 2013.  Components resulting in this improvement are discussed below.

Revenues increased by $94,958 or 2.4% from $4,039,133 for the first half year of 2013 to $4,134,091 for the same period of 2014.  This increase is mainly a result of the growth of rental income, which increased by $96,270 or 3.2% from $2,973,307 for the first half of 2013 to $3,069,577 for the same period of 2014.  Rental income increased because the Company raised rental rates and the occupancy rate was higher in 2014.

The cost of revenue increased by $245,746 or 8.2% from $2,993,465 in the first half year of 2013 to $3,239,211 for the same period of 2014, which is attributed to the increase of business tax and additional relating with the rental business.

The gross margin for the rental business was 17.8% and 25.7% for the first half year of 2014 and 2013 respectively.  This decrease was attributable to the increase of business tax and additional relating with the rental business and increase of equipments maintenance cost.  The gross margin for the management business was 32.7% and 26.4% for the first half year of 2014 and 2013, respectively.  This increase is mainly attributed to the cost decrease from maintenance in the first half year of 2014 compared to the same period of 2013.

Selling expenses decreased by $6,364 or 27.0% from $23,612 for the first half year of 2013 to $17,247 for 2014 compared with the same period.  This decrease mainly attributed to the decrease of bonus for employees.

General and administrative expenses decreased by $176,010 or 17.5% from $1,004,624 for the first half year of 2013 to $828,613 for the same period of 2014.  The decrease mainly due to the Company incurring consulting fees of $129,735(CNY 800,000) in the first half year of 2013, that were not incurred in the same period of 2014.

Depreciation and amortization was $10,066 and $8,058 in the first quarter of 2014 and 2013 respectively.

Interest and finance costs was $1,051,994 and $1,054,305 in the first half year of 2014 and 2013 respectively, there was only a small change.

The Company earned $6,487 and $58,175 of income from disposal of parking lots in the first six months of 2014 and 2013 respectively, which decreased by $51,688 or 88.9% for 2014 compared with 2013

Other income, net increased by $170,648 from $81,438 for the first six months of 2013 to $252,086 for the first six months of 2014, which is a result of the Company receiving a tax refund of $162,511 during the second quarter of 2014.

Cash Flow Discussion

Net cash flows provided by operating activities for the first half year of 2014 and 2013 were $910,831 and $338,642, respectively.  The improvement in net cash flow amounted to $572,189 or 169.0%, which was due primarily to the below factors:

●
the Company recovered more money from other receivable and account receivable in the first six months of 2014, the change of account receivable and other receivable increased by $374,244 in the first half year of 2014 compared to the same period of 2013; and

●	the change of account payable and accrued expenses increased by $548,720 in the first half year of 2014 compared with the same period of 2013,which is mainly due to the increase of accrued expenses.

Net cash flows used in investing activities for the first six months of 2014 and 2013 were not significant.

Net cash flows used in financing activities were $0 and $282,798 for the first half year of 2014 and 2013, respectively, which is a result of the Company receiving $282,798 of loan repayments from Beijing Sihai Estate Company in the first quarter of 2013.

Liquidity and Capital Resources

Current liabilities exceeded current assets by $26,521,693 as of June 30, 2014.  The Short Term Loans amounted to $21,245,728, and accounted for about 80.1% of the working capital deficit.  The Short Term Loans are bank loans due in June 2014 and October 2014, respectively, and are secured by the Company’s real estate assets.  It has become common practice in China, for banks and companies to renegotiate loan extensions on an annual basis.  This is driven by the ever changing banking regulatory environment and a situation where banks are becoming more conservative.  Under the circumstances, most lending banks have usually worked closely with borrowers for loan extension or restructuring within the administrative guidelines of the government.  As State policies are issued outside the control of the banks in China and form part of the macro and micro-economic measures, many bankers and their customers work together to deal with the situation provided the borrowers are responsible.

Contractual Obligations

The following table was a summary of the Company’s contractual obligations as of June 30, 2014:

	Total	Less than one year	1-3 Years		Thereafter

Short-Term Debt	$21,245,728	$21,245,728		$-	$-
Long-Term Debt					-
Amounts due to related parties	-	-		-	-
Construction commitments	-	-		-	-
Total Contractual Cash Obligations	$21,245,728	$21,245,728	$		$-

Recent accounting pronouncements

There have been no new accounting pronouncements during the six months ended June 30, 2014 that are of significance, or potential significance, to the Company.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

31.1	31	The certification of chief executive officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	31	The certification of chief financial officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	32	The certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: August 14, 2014	By	/s/ Jiang Peng
Jiang Peng, Chairman of the Board
(Principal Executive Officer)

Date: August 14, 2014	By	/s/ Sun Dongqing
Sun Dongqing, Chief Financial Officer
(Principal Financial and Accounting Officer)