Form 10-K
period 2014-12-31
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2015-04-15
CIK 828878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒           Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014, or

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

☐  Large accelerated filer  ☐  Accelerated filer   ☐  Non-accelerated filer   ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates on June 30, 2014, based on the average bid and asked prices on that day was $300,165.  As of March 31, 2015, the Registrant had outstanding 14,059,966 shares of common stock, par value $0.001.

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

PART I

ITEM 1.                BUSINESS

General

Great China International Holdings, Inc. (the “Company,” “we,” or “Great China Holdings”), through its various indirect subsidiaries, has been engaged for more than 25 years in commercial and residential real estate investment, development, sales and/or management in the city of Shenyang, Liaoning Province, in the People’s Republic of China (“PRC”).  We conduct all our operation in the People’s Republic of China through our direct and indirect wholly owned subsidiaries; Shenyang Maryland International Industry Company Limited and Silverstrand International Holdings Company Limited.

The Company is currently focused primarily on real estate leasing, management, and consulting activities in the city of Shenyang.  There are no development projects underway at this time and no development projects were implemented during 2014.  As a result of these circumstances, the Company focused on leasing and property management, which accounted for all of our revenue in 2014.

Recent Developments

On March 31, 2015, we completed the sale of 2,300,000 shares of our common stock at a price of US$3.28 per share, or a total of $7,544,000, to two non-US business entities.  We intend to use the funding for company operations and developments.

Our subsidiary, Shenyang Maryland International Industry Co., Ltd., is in the process of forming a subsidiary company that will engage in the wholesale and retail distribution of prepackaged foods, dietary supplement, daily necessities, disinfection supplies, hygiene products, cosmetics, cleaning products, publications, and other consumer goods and products.

Building Leasing and Management Services

Our leasing and management services were conducted in 2014 primarily with respect to real estate projects we developed in prior years.  The following is a description of those projects.

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

●
When the President Building was built, it was one of the few commercial buildings in Shenyang that was positioned as premium commercial building.  Over the years, a number of commercial buildings were built to fulfill an increasing demand.  The President Building maintains its competitiveness mainly with its strong location at the financial center of Shenyang.  Tenant satisfaction is closely monitored and maintained through surveys and regular networking meetings.  Though minor renovations are ongoing in the Building, we anticipate no major renovations in the near future.  The aggregate occupancy rate for the two towers at the end of 2013 and 2014 was 99.36% and 96.32%, respectively, ranked among the highest in Shenyang.  The tenants as a whole are engaged in a variety of businesses, including real estate, foreign trade, investment, insurance, e-commerce, media, advertisement, and heath care.

●
Chenglong Garden, situated in Shenyang Huang Gu District, comprises 12 blocks of modern apartments consisting of 865 residential apartments, a number of retail shops and ancillary facilities including basement car parking facilities and parks.  We lease the retail shops and related commercial space, which comprise approximately 3,198 square meters of commercial space.

●	The Maryland Building consists of 12,858 square meters, of which 11,743 have been sold and the remaining 1,115 square meters are held for leasing purposes.

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

Shenyang is rich in industrial resources. Manufactures include heavy machinery, tractors, motor vehicles, cables, machine tools (Shenyang has one of the largest machine-tool plants in China), transformers, textiles, chemicals, paper products, medicines, and cement. Copper, zinc, and lead are also smelted in the city. Shenyang is also the seat of Liaoning University, Northeastern University, China Medical University, Shenyang Conservatory of Music, and numerous other specialized institutes.  In 2014, the gross domestic product in Shenyang increased by 6% from 2013.

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

During the first nine months of 2014, consumer spending in Shenyang reached RMB 257.9 billion, which represents a 12.3% increase over the same period in 2013. We believe this indicates Shenyang is a growing urban area with a consumer base that can sustain robust residential and commercial real estate development, sales, leasing and management.  Though the current global economic slowdown has had an impact on China and Shenyang, we believe Shenyang will continue to develop at a pace faster than that of the national average.

Employees

The Company currently has 138 employees, 23 of whom are engaged in administration activities, and 115 of whom are engaged in property management activities.

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

●           The Maryland Building consists of 12,858 square meters, of which 11,743 have been sold and the remaining 1,115 square meters are held for leasing purposes.

The President Building

The Company’s President Building, which was completed in 2002, consists of three blocks of commercial towers, each built according to international construction standards, situated in Shenyang City, Heping North Street in the financial district of Shenyang.  The project occupies an area of 8,126 square meters on a total construction area of 77,000 square meters, and represents an investment by the Company of RMB 582 million (approximately US$88.2 million).  While the Company’s original intention was to sell a majority of the office buildings, management subsequently decided to retain most of the properties for leasing purposes.  The buildings maintain a high occupancy rate with tenants who are mostly international companies.  The Company’s head office is situated on the 26th Floor of President Building.

In June 2007, Shenyang Maryland closed funding under a loan agreement with Shenyang City Commercial Bank (Holdings) Co., Ltd. (Zhongshan Branch) (the “Bank”) whereby the Bank agreed to loan RMB 40,000,000, or approximately US$6,446,830, to Shenyang Maryland for use in connection with renovation of the President Building, repurchase of assets from the Industrial and Commercial Bank of China and other purposes.  The principal amount of the loan accrued interest at the rate of 8.775% per annum.  The principal and accrued interest was repaid in March 2015.

The Company owes approximately US$14,795,474 to the bank, as a result of financing transactions that occurred prior to 2007.  This loan was due October 13, 2014, but was extended by the bank to October 13, 2015, which was another in a series of annual extensions by the bank.  The principal amount of the loan accrued nterest at the rate of 10.395% per annum.  In March 2015, the Company repaid RMB 30,000,000 (US$ 4,835,122), leaving a remaining principal of RMB 61,800,000 (US$ 9,960,352), and the interest rate was set at 7.38% per annum.  The loan agreement provides that Shenyang Maryland must notify the Bank of certain material changes in its business that may occur during the term of the loan agreement, provides for penalties in the event of various events of default, and also provides that the amount of the Loan is secured by a pledge of property owned by Shenyang Maryland, including part of the President Building, as security for payment of the loan.

The total area of the President Building owned by the Company is 61,448.74 square meters, and the mortgaged area is 33,423.95 square meters.  The realty tax for the President Building is 12% of the total rental income, and the total realty tax for the year 2014 was RMB 3,854,195 (approximately US$621,183).  The mortgage details for the President Building are as follows:

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

Qiyun New Village

Qiyun New Village is situated along the Nanyun Riverside and consists of 347 residential units.  Qiyun New Village was introduced to the real estate market in 1999.  The Company continues to hold approximately 2,186 square meters of retail space and 157 square meters of parking space, which is held for lease.

The Maryland Building

The Maryland Building is 12,858 square meters in size of which 11,743 square meters have been sold and other remaining 1,115 square meters are held for leasing purposes.

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

Calendar Quarter Ended	High Bid ($)	Low Bid ($)

March 31, 2013	0.15	0.15
June 30, 2013	0.12	0.12
September 30, 2013	0.11	0.11
December 31, 2013	0.03	0.03

March 31, 2014	0.2999	0.03
June 30, 2014	0.11	0.11
September 30, 2014	0.20	0.10
December 31, 2014	0.51	0.21

Dividends

We did not make any distributions to shareholders in 2014.  Our present intention is to retain any earnings for use in our business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Security Holders

At April 10, 2015, there were approximately 158 holders of record of our common stock.

Equity Compensation Plans

As of December 31, 2014, there were no equity securities authorized for issuance under any of our compensation plans.

Repurchases of common stock

There were no repurchases of equity securities by Great China Holdings in the fourth quarter of 2014.

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

Results of Operations

Comparison of operations for year ended December 31, 2014 and 2013:

The Company incurred a net loss of $4,313,420 for 2014, which represents an increase in net loss by $2,499,022 or 137.7%, compared with a net loss of $1,814,398 in the same period of 2013.  Components resulting in this decrease are discussed below.

Revenues increased by $291,279 or 3.8% from $7,694,913 for 2013 to $7,986,192 for 2014.  This increase is mainly a result of the growth of rental income, which increased by $242,769 or 4.4% from $5,579,651 for 2013 to $5,822,420 for the same period of 2014.  Rental income increased because the Company raised rental rates.

The cost of revenue decreased by $162,309 or 2.5% from $6,451,615 for 2013 to $6,289,306 for the same period of 2014, which is attributed to the decrease of management fee cost.

The gross margin for the rental business was 13.2% and 9.6% for 2014 and 2013 respectively.  This increase was attributable to the company realized higher rental rates, but remained very stable rental cost.  The gross margin for the management business was 43.0% and 33.6% for 2014 and 2013, respectively.  This increase is mainly attributed to the cost decrease from maintenance in 2014 compared to the same period of 2013.

Selling expenses decreased by $9,688 or 18.5% from $52,326 for 2013 to $42,638 for 2014.  This decrease mainly attributed to the decrease of bonus for employees.

General and administrative expenses increased by $2,576,122 or 140.9% from $1,828,869 for 2013 to $4,404,991 for the same period of 2014.  The increase is mainly because the Company accrued bad debt provision of $2,764,078 on loan receivable with the consideration of uncetain collectability of such loan amount.

Depreciation and amortization was $24,137 and $18,590 for 2014 and 2013 respectively.

Interest and finance costs was $2,129,690 and $1,481,824 in 2014 and 2013 respectively. The increase is mainly because the Company recorded interest income $650,680 from loans to third parties in 2013 and there was no such amount in 2014.

The Company earned $181,295 and $136,643 from disposal of parking lots in 2014 and 2013 respectively, which increased by $44,652 or 32.7% for 2014 compared with 2013.

Other income, net increased by $222,585 from $187,270 for 2013 to $409,855 for 2014, which is mainly a result of the Company receiving a tax refund of $162,349 during the second quarter of 2014.

Cash Flow Discussion

Net cash flows provided by operating activities for 2014 and 2013 were $1,685,766 and $1,692,781, respectively.  The decrease in net cash flow amounted to $7,015 or 0.4%, which was due primarily to the below factors:

●
the change of advance to suppliers decreased by $164,203 in 2014 compared with the same period of 2013,and tax payable decrease by $134,417 in 2014 compared with 2013 due to the Company received tax return in 2014..

Net cash flows used in investing activities were not significant.

Net cash flows provided by financing activities were $162,306 and negative$626,279 for 2014 and 2013, respectively, which was mainly related to Beijing Sihai Estate Company loans.

Liquidity and Capital Resources

Current liabilities exceeded current assets by $21,352,624 as of December 31, 2014.  The Short Term Loans amounted to $21,242,304, and accounted for about 99.5% of the working capital deficit.  Subsequently in March 2015, the Company repaid US$ 11,281,952 (RMB 70,000,000), leaving a remaining principal of US$ 9,960,352 (RMB 61,800,000), The rest of the Short Term Loan is due in October 2015, and is secured by the Company’s real estate assets.  It has become common practice in China, for banks and companies to renegotiate loan extensions on an annual basis.  This is driven by the ever changing banking regulatory environment and a situation where banks are becoming more conservative.  Under the circumstances, most lending banks have usually worked closely with borrowers for loan extension or restructuring within the administrative guidelines of the government.  As State policies are issued outside the control of the banks in China and form part of the macro and micro-economic measures, many bankers and their customers work together to deal with the situation provided the borrowers are responsible.
Contractual Obligations

The following table was a summary of the Company’s contractual obligations as of December 31, 2014:

	Total	Less than one year	1-3 Years		Thereafter

Short-Term Debt	$21,242,304	$21,242,304		$-	$-
Long-Term Debt					-
Amounts due to related parties	-	-		-	-
Construction commitments	-	-		-	-
Total Contractual Cash Obligations	$21,242,304	$21,242,304	$		$-

Recent accounting pronouncements

There have been no new accounting pronouncements during the year ended December 31, 2014 that are of significiance, or protential significance, to the Company.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure under this item is not required of a smaller reporting company.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Great China Holdings’ financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1, following page 16.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.             CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014.  Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company's internal control over financial reporting was effective as of December 31, 2014. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and officers

Set forth in the table below are the names, ages and positions of our current directors and executive officers.  None of our directors or executive officers has any family relationship to any other director or executive officer.

Name	Age	Position	Since

Jiang Peng	52	Chairman of the Board of Directors	2008
Sun Dongqing	45	Director and Chief Financial Officer	2008

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

Code of Ethics

Great China Holdings has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer, a copy of which will be provided to any person, free of charge, upon request.  A request for a copy of the Code of Ethics should be in writing and sent to Ms. Lang Lang, Great China International Holdings, Inc., C Site 26F President Building, No. 69 Heping North Street, Heping District, Shenyang 110003, The People’s Republic of China.

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

ITEM 11.                      EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary($)	All Other Compensation($)	Total($)

Jiang Peng (1)	2014	128,937	--	128,937
Chairman of the Board	2013	132,151	--	132,151
	2012	128,409	--	128,409

Sun Dongqing, CFO (2)	2014	15,472	--	15,472
	2013	15,858	--	15,858
	2012	15,409	--	15,409

Discussion of Summary Compensation Table

For his service as Chairman of the Board, Mr. Jiang was paid a monthly salary of RMB 66,667 (approximately US$10,745) in 2014.

We entered into a standard form employment agreement with Sun Dongqing in 2008, which provided for an initial term of two years and has been renewed annually since 2010.  Pursuant to the agreement the Company agreed to pay her a base salary of RMB 8,000 (approximately US$1,289) per month in 2014.

Outstanding Equity Awards

There are no outstanding equity awards held by our named executive officers at December 31, 2014.

Director Compensation Table

There was not compensation paid to our directors in addition to the amounts described above.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of April 10, 2015, the number and percentage of the outstanding shares of common stock which, according to the information supplied to Great China International, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock.

Name and Address	Number of Shares	Percent of Class

5% Beneficial Owners
Frank Jiang C Site 25-26F President Building No. 69 Heping North Street, Heping District Shenyang 110003, People’s Republic of China	8,245,447(1)	58.6

East Gate Development (HK) Company Limited Room 4901&4909 49/F, Office Tower Convention Plaza 1 Harbour Road Wanchai HK	2,000,000	14.2

Officers and Directors
Jiang Peng C Site 25-26F President Building No. 69 Heping North Street, Heping District Shenyang 110003, People’s Republic of China	1,085,745(2)	7.7

Sun Dongqing C Site 25-26F President Building No. 69 Heping North Street, Heping District Shenyang 110003, People’s Republic of China	0	-0-

All executive officers and directors as a group (2 persons)	1,087,745	7.7

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

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Great China Holdings paid or accrued the following fees in each of the prior two fiscal years to its principal accountant:

	Year ended	Year ended
	December 31, 2014	December 31, 2013
1. Audit fees	$81,180	$55,782
2. Audit-related fees	4,500	4,500
3. Tax fees	-0-	-0-
4. All other fees	-0-	-0-
Totals	$85,680	$60,282

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

The Board reviewed the audited consolidated financial statements of Great China Holdings as of and for the years ended December 31, 2014 and 2013, with management and the independent auditors.  Management has the sole ultimate responsibility for the preparation of Great China International’s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved Great China International’s audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2013, for filing with the Securities and Exchange Commission.

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K:

Exhibit No.	Title of Document
3.1	Articles of Incorporation (1)

3.2	Articles of Amendment effective September 15, 2005 (2)

3.3	Bylaws (1)

10.1	Loan Agreement dated June 18, 2007 between Shenyang Maryland International Industry Co., Ltd. and Shenyang City Commercial Bank (Holdings) Co., Ltd, Zhongshan Branch (2)

10.2	Loan Pledge Agreement dated June 18, 2007 between Shenyang Maryland International Industry Co., Ltd. and Shenyang City Commercial Bank (Holdings) Co., Ltd, Zhongshan Branch (2)

10.3	Employment Agreement executed on May 22, 2008 between Great China International Holdings, Inc. and Dongqing Sun (3)

10.4	Form of Stock Purchase Agreement dated March 27, 2015

14.1	Code of Ethics (4)

21.1	List of Subsidiaries (5)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certifications of Chief Executive Officer and Chief Financial Officer

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

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: April 14, 2015	By	/s/ Jiang Peng
Jiang Peng, Chairman of the Board
(Principal Executive Officer)

Date: April 14, 2015	By	/s/ Sun Dongqing
Sun Dongqing, Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2015	/s/ Jiang Peng
Jiang Peng, Director

Date: April 14, 2015	/s/ Sun Dongqing
Sung Dongqing, Director

INDEX TO FINANCIAL STATEMENTS
Consolidated Financial Statements
Great China International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Great China International Holdings, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Great China International Holdings, Inc. and subsidiaries, as of December 31, 2014 and December 31, 2013, and the related consolidated statements of operation, stockholders' equity, and cash flows for the years ended December 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great China International Holdings as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a working capital deficit of $21,352,624 and $28,082,034 as of December 31, 2014 and 2013 respectively. In addition, the Company has incurred net loss in each of the two years in the period ended December 31, 2014 of $4,313,420 and $1,814,398 respectively. These factors as discussed in Note 3 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
Certified Public Accountants
Los Angeles, CA

April 15, 2015

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$8,799,261	$7,115,476
Accounts receivable, net	21,424	9,280
Other receivable, net	629,956	319,457
Other current assets	15,374	16,877
Short-term loan receivable, net	4,029,269	-

Total current assets	13,495,284	7,461,090

Long-term loan receivable, net	-	7,127,872
Property and equipment, net	207,295	227,457
Rental property, net	40,281,831	44,738,745

Total assets	$53,984,409	$59,555,164

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$21,242,304	$21,771,809
Accounts payable	4,566,001	4,680,416
Accrued expenses	7,388	7,671
Other payable	2,208,408	2,230,340
Payable to disposed subsidiaries	839,013	859,927
Advances from tenants	1,449,792	1,359,868
Taxes payable	4,535,002	4,633,092
Total current liabilities	34,847,908	35,543,124

Stockholders' equity:
Common stock, $.001 par value 50,000,000
shares authorized, 11,759,966 issued and outstanding
as of December 31, 2014 and December 31, 2013	11,760	11,760
Additional paid in capital	4,566,156	4,566,156
Statutory reserve	638,128	638,128
Accumulated other comprehensive income	4,624,890	5,187,009
Retained earnings	9,295,567	13,608,987

Total stockholders' equity	19,136,501	24,012,040

Total liabilities and stockholders' equity	$53,984,409	$59,555,164

The accompanying notes are integral part of these consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

	2014		2013

Revenues
Rental income		$5,822,420		$5,579,651
Management fee income		2,163,772		2,115,262
Total revenues		7,986,192		7,694,913

Cost of revenues
Rental cost		5,055,732		5,046,524
Management fee cost		1,233,575		1,405,091
Total cost		6,289,306		6,451,615
Gross profit		1,696,886		1,243,298

Operation expenses
Selling expenses		42,638		52,326
General and administrative expenses		4,404,991		1,828,869
Depreciation and amortization		24,137		18,590
Total operation expenses		4,471,767		1,899,785

Loss from operations		(2,774,881)		(656,487)

Other income (expense)
Disposal of parking lots income		181,295		136,643
Other income, net		409,855		187,270
Interest and finance costs		(2,129,690)		(1,481,824)

Total other expense		(1,538,539)		(1,157,911)

Loss before income taxes		(4,313,420)		(1,814,398)

Provision for income taxes		-		-

Net loss		(4,313,420)		(1,814,398)

Other comprehensive loss:
Foreign currency translation adjustment		(562,119)		706,781

Comprehensive loss		$(4,875,539)		(1,107,617)

Net loss per share
Basic	$	(0.41)	$	(0.09)
Diluted		$(0.41)		$(0.09)

Weighted average number of shares outstanding
Basic		11,759,966		11,759,966
Diluted		11,759,966		11,759,966

The accompanying notes are integral part of these consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

				Accumulated		Retained
			Additional	Other		Earnings/	Total
	Common Stock		Paid in	Comprehensive	Statutory	(Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Reserve	Deficit)	Equity

Balance, December 31, 2012	11,759,966	$11,760	$4,566,156	$4,480,228	$638,128	$15,423,385	$25,119,657

Net loss for the year ended December 31, 2013	-	-	-	-	-	(1,814,398)	(1,814,398)

Foreign currency translation adjustment	-	-	-	706,781	-	-	706,781

Balance, December 31, 2013	11,759,966	$11,760	$4,566,156	$5,187,009	$638,128	$13,608,987	$24,012,040

Net loss for the year ended December 31, 2014	-	-	-	-	-	(4,313,420)	(4,313,420)

Foreign currency translation adjustment	-	-	-	(562,119)	-	-	(562,119)

Balance, December 31, 2014	11,759,966	$11,760	$4,566,156	$4,624,890	$638,128	$9,295,567	$19,136,501

The accompanying notes are integral part of these consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARSENDED DECEMBER 31, 2014 AND 2013

	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,313,420)	$(1,814,398)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net cash provided by operating activities
Depreciation and amortization	3,268,153	3,331,955
Provision for doubtful accounts	2,778,713	99,229
Changes in operating assets and liabilities:
Accounts receivable and other receivable	(48,518)	(165,476)
Advances to suppliers	(162,847)	1,356
Other current assets	1,100	6,604
Accounts payable and accrued expenses	24,064	6,793
Advances from buyers	123,863	77,643
Income and other taxes payable	14,658	149,075

Net cash provided by operating activities	$1,685,766	$1,692,781

Cash flows used in investing activities:
Purchase of property & equipment	(631)	(17,012)

Receivable from disposal of property & equipment	-	-

Net cash used in investing activities	(631)	(17,012)

Cash flows from financing activities:
Loans repayment from the borrowing parties	162,306	1,675,499
Increase of loan receivable	-	(2,952,458)
Interest payment from the borrowing parties	-	650,680

Net cash provided by (used in) financing activities	162,306	(626,279)

Effect of exchange differences	(163,655)	138,368

Net increase in cash and cash equivalents	$1,683,785	$1,187,858

Cash and cash equivalents, beginning of period	$7,115,476	$5,927,618

Cash and cash equivalents, end of period	$8,799,261	$7,115,476,

Supplemental disclosures of cash flow information:
Interest paid	$2,148,111	$2,136,207
Income taxes	-	-

The accompanying notes are integral part of these consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

Allowance for doubtful accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and other receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2014 and December 31, 2013, the Company reserved $1,817,799 and $1,868,025 respectively, for other receivable bad debt, and $705,691 and $723,282, respectively, for accounts receivable bad debt. The Company also reserved $4,778,713 and $2,064,853 respectively for loans receivable as of December 31, 2014 and 2013 respectively.

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

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized as of December 31, 2014 and December 31, 2013 respectively.

Properties held for rental

Properties include buildings held for rental and land use rights, which are being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over 20-26 years. As of December 31, 2014 and December 31, 2013, net property held for rental amounted to $40,281,831 and $44,738,745 respectively. Accumulated depreciation of rental properties amounted to $33,350,033 as of December 31, 2014 and $30,957,503 as of December 31, 2013.

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

As of December 31, 2014 and December 31, 2013, respectively, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share as the effect of options outstanding at that time was anti- dilutive.

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

Concentrations of business and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents, accounts receivable and other receivables arising from its normal business activities. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions. The Company maintains large sums of cash in two major banks in China. The aggregate balance in such accounts as of December 31, 2014 was $8,740,426. There is no insurance securing these deposits in China. The Company has a diversified customer base, most of which are in China.

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

Recent accounting pronouncements

There have been no new accounting pronouncements during the year ended December 31, 2014 that are of significance, or potential significance, to the Company.

Reclassifications

Certain amounts in the 2013 financial statements may have been reclassified to conform to the 2014 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

3.             Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. The Company has a working capital deficit of $21,352,624 and $28,082,034 as of December 31, 2014 and December 31, 2013, respectively.  In addition, the Company has incurred net loss in the period ended December 31, 2014 and December 31, 2013 of $4,313,420 and $1,814,398 respectively.  As the Company has limited cash flow from operations, its ability to maintain normal operations is dependent upon obtaining adequate cash to finance its overhead, sales and marketing activities.  Additionally, in order for the Company to meet its financial obligations, including salaries, debt service and operations, it has maintained substantial short term bank loans that have historically been renewed each year.  The Company’s ability to meet its cash requirements for the next twelve months largely depends on the bank loans that involve interest expense requirements that reduce the amount of cash we have for our operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

4.             Loans receivable

The company entered into series of collateralized loan agreements with third parties from 2009, the total loan receivable is $4,029,269 and $7,127,872 as of December 31, 2014 and December 31, 2013, respectively.

During 2011, the Company entered into a collateralized loan agreement with Beijing Sihai Real Estate Development Ltd., pursuant to which the Company loaned $2,788,254 due on November 29, 2013, and then resigned the agreement at the same terms due on November 29, 2015.  The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period plus 10%.  As of the December 31,2012, the balance of loan receivable was $3,916,449 according to the updated loan agreement. In 2013, the Company collected $2,304,742 on the loan, and then again made a loan of $2,925,249 to Beijing Sihai Real Estate Development Ltd.  In 2014, the Company collected $161,171 on the loan. Although the loan will be due on November 29, 2015, the Company accrued bad debt provision of $2,764,078 with the consideration of uncertain collectability of the remaining loan balance. On January 19, 2015, the Company subsequently collected $1,611,707 on the loan.  The net loan receivable from Beijing Sihai Real Estate Development Ltd., was $2,764,078 and $4,650,049 as of December 31, 2014 and December 31, 2013, respectively.

During 2011, the Company entered into a collateralized loan agreement with Shenyang Landing Concrete Ltd., pursuant to which, the Company loaned $2,417,561, due on March 27, 2013.  The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period.  On November 30, 2011, the Company, along with Shenyang Landing Concrete Ltd., reassigned the loan amount to Kaiyuan Hongyun Concrete Admixture Ltd., with the same terms due on November 30, 2013.  In August 15, 2013, the loan agreement was extended to August 15, 2015, on the same terms. As of the March 12, 2015, the company collected all the loan receivable from Kaiyuan Hongyun Concrete Admixture Ltd.

During 2009, the Company entered into an uncollateralized loan agreement with Zhongxin Guoan Ltd., pursuant to which the Company loaned $2,014,634 due on October 30, 2011.  The loan bore interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period.  Subsequent to the issuance of the loan, the Company determined that the loan was uncollectible and recorded a reserve on the entire loan amount.  Therefore this loan is not included in the loans receivable on the balance sheet. During the fourth quarter of 2011, this loan was reassigned to Shenyang Konggang New City Investment Development Ltd., who is working on a development project with Zhongxin Guoan Ltd.  The loan remains uncollateralized and is now due on October 30, 2015.  The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period.

5.             Property and equipment

Property, Plant & Equipment consisted of the following:

	December 31, 2014	December 31, 2013

Building	$15,811	$16,205
Automobile	1,186,845	1,216,429
Office equipment & Furniture	578,069	593,868
	1,780,725	1,826,502
Accumulated depreciation	(1,573,430)	(1,599,045)
Property and equipment, net	$207,295	$227,457

The Company recorded depreciation expense relating to properties held for rental, as well as property and equipment amounting to $3,268,153 and $3,329,954 for the months ended December 31, 2014 and 2013, respectively, of which, $24,137 and $18,590 were recorded as general and administrative expense, respectively.

As of December 31, 2014, fixed assets and rental property totaling $31,482,674 were pledged as security for various bank loans totaling $21,242,304.

6.             Accrued expenses

Accrued expenses consisted of the following:

	December 31, 2014	December 31, 2013

Payroll and welfare payable	$2,773	$3,866
Accrued expenses	4,615	3,805
Total	$7,388	$7,671

7.             Other payables

Other payables consisted of the following:

	December 31, 2014	December 31, 2013

Customer guarantee deposit	$1,146,627	$1,158,647
Customer deposit for property decoration	17,705	14,016
Miscellaneous payable	1,044,077	1,057,677
Total	$2,208,408	$2,230,340

8.             Tax payables

Tax payables consisted of the following:

	December 31, 2014	December 31, 2013

Income tax payable in Mainland China	$1,449,641	$1,485,776
Business tax	647,510	662,066
Land VAT payable	2,418,386	2,478,669
Other levies	19,465	6,581
Total	$4,535,002	$4,633,092

9.             Payable to disposed subsidiary

The Company had amounts due to a Loyal Best, a previously disposed of entity, as of December 31, 2014 and December 31, 2013 in the amount of $839,013and $859,927, respectively.

10.           Loan Payable

Loans payable (including accrued interest) consisted of the following:

Nature	Due on	Interest per Annum	December 31, 2014	December 31, 2013

Bank loan	6-12-2015	8.775%	$6,446,830	$6,607,529
Bank loan	10-13-2015	10.395%	14,795,474	15,164,280

Less current portion			-	-
			$21,242,304	$21,771,809

The above loans are secured by Company rental properties.

For the year ended December 31, 2014 and 2013, the Company’s incurred interest expense of $2,148,111 and $2,136,207, respectively.

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

The Company did not contribute to statutory reserve for the period ended December 31, 2014 and 2013, respectively, due to the net loss incurred for its Chinese operation.

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

During 2014 and 2013, the Company was organized into two main business segments: (1) Property for sale, and (2) Rental income and Income of management fee of commercial buildings. The following table presents a summary of operating information and certain year-end balance sheet information as of year ended of December 31, 2014 and 2013, respectively.

	December 31
	2014	2013
Revenues from unaffiliated customers:
Rental income & Management fee	7,986,192	7,694,913
Consolidated	$7,986,192	7,694,913
Operating income (loss):
Rental income & Management fee	(2,647,401)	(589,503)
Corporation (1)	(127,480)	(66,984)
Consolidated	$(2,774,881)	(656,487)
Net loss before taxes:
Rental income & Management fee	(4,367,631)	(1,883,785)
Corporation (1)	54,211	69,388
Consolidated	$(4,313,420)	(1,814,398)
Identifiable assets:
Rental income & Management fee	43,351,124	49,138,570
Corporation (1)	10,633,285	10,416,595
Consolidated	$53,984,409	59,555,165
Depreciation and amortization:
Rental income & Management fee	3,268,153	3,331,955
Corporation (1)
Consolidated	$3,268,153	3,331,955

Capital expenditures:
Rental income & Management fee	631	17,012
Consolidated	$631	17,012

(1). Unallocated loss from Operating income (loss) and Net income before provision for income taxes are primarily related to general corporate expenses.

13.           Subsequent event

On March 31, 2015, the Company completed the sale of 2,300,000 shares of its common stock at a price of US$3.28 per share, or a total of $7,544,000, to two non-U.S. unrelated business entities. There are no options or warrants associated, nor conversion features embedded in this transaction.