Form 10-Q
period 2015-03-31
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2015-05-15
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity:  As of April 30, 2015, there were 14,059,966 shares of common stock outstanding.

FORM 10-Q
GREAT CHINA INTERNATIONAL HOLDINGS, INC.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2015 AND DECEMBER 31, 2014
(UNAUDITED)
	As of
	March 31, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$4,842,596	$8,799,261
Accounts receivable, net	80,446	21,424
Other receivable, net	747,527	629,956
Other current assets	16,044	15,374
Short-term loan receivable, net	-	4,029,269

Total current assets	5,686,613	13,495,284

Long-term loan receivable, net	-	-
Property and equipment, net	203,789	207,295
Rental property, net	39,508,096	40,281,831

Total assets	$45,398,498	$53,984,409

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$9,969,350	$21,242,304
Accounts payable	4,568,513	4,566,001
Accrued expenses	10,568	7,388
Other payable	2,231,847	2,208,408
Payable to disposed subsidiaries	839,771	839,013
Advances from tenants	1,627,478	1,449,792
Taxes payable	4,561,632	4,535,002
Total current liabilities	23,809,159	34,847,908

Stockholders' equity:
Common stock, $.001 par value 50,000,000
shares authorized, 14,059,966 and 11,759,966 issued and outstanding
as of March 31, 2015 and December 31, 2014	14,060	11,760
Additional paid in capital	12,107,856	4,566,156
Subscription receivable	(4,610,000)	-
Statutory reserve	638,128	638,128
Accumulated other comprehensive income	4,607,540	4,624,890
Retained earnings	8,831,755	9,295,567

Total stockholders' equity	21,589,339	19,136,501

Total liabilities and stockholders' equity	$45,398,498	$53,984,409

The accompanying notes are integral part of these condensed consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 and 2014
(UNAUDITED)

	2015		2014

Revenues
Rental income		$1,367,187	$1,711,812
Management fee income		534,690	543,387
Total revenues		1,901,878	2,255,199

Cost of revenues
Rental cost		1,106,711	1,141,627
Management fee cost		434,969	496,543
Total cost		1,541,680	1,638,170
Gross profit		360,198	617,029

Operation expenses
Selling expenses		7,218	12,975
General and administrative expenses		373,151	452,152
Depreciation and amortization		5,015	4,511
Total operation expenses		385,385	469,639

Loss from operations		(25,187)	147,390

Other income (expense)
Disposal of parking lots income		-	-
Other income, net		48,895	34,656
Interest and finance costs		(487,519)	(532,462)

Total other expense		(438,625)	(497,806)

Loss before income taxes		(463,812)	(350,416)

Provision for income taxes		-	-

Net loss		(463,812)	(350,416)

Other comprehensive loss:
Foreign currency translation adjustment		(17,350)	(628,743)

Comprehensive loss		$(481,162)	(979,159)

Net loss per share
Basic	$	(0.04)	$(0.03)
Diluted		$(0.04)	$(0.03)

Weighted average number of shares outstanding
Basic		11,785,522	11,759,966
Diluted		11,785,522	11,759,966

The accompanying notes are integral part of these condensed consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
  (UNAUDITED)

	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(463,812)	$(350,416)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net cash provided by operating activities
Depreciation and amortization	815,139	815,536
Provision for doubtful accounts	-	-
Changes in operating assets and liabilities:
Accounts receivable and other receivable	(126,674)	(185,842)
Advances to suppliers	(48,321)	-
Other current assets	(652)	1,013
Accounts payable and accrued expenses	23,171	205,083
Advances from tenants	175,364	(215,719)
Income and other taxes payable	22,405	(229,753)

Net cash provided by operating activities	$396,621	$39,903

Cash flows used in investing activities:
Purchase of property & equipment	(1,315)	(638)

Net cash used in investing activities	(1,315)	(638)

Cash flows from financing activities:
Loans repayment from the borrowing parties	4,009,760	-
Loans paid to the bank	(11,227,327)	-
Proceeds from stock issuance, net of offering costs	2,934,000	-

Net cash used in financing activities	(4,283,567)	-

Effect of exchange rate change on cash and cash equivalents	(68,404)	(166,224)

Net decrease in cash and cash equivalents	$(3,956,665)	$(126,960)

Cash and cash equivalents, beginning of period	$8,799,261	$7,115,476

Cash and cash equivalents, end of period	$4,842,596	$6,988,517

Supplemental disclosures of cash flow information:
Interest paid	$493,112	$534,849
Income taxes	-	-

The accompanying notes are integral part of these condensed consolidated financial statements.

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

2.             Summary of significant accounting policies

 Unaudited Interim Financial Information

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2014. The results of the three months periods ended Mar 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2015

Principles of consolidation

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

Allowance for doubtful accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and other receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2015 and December 31, 2014, the Company reserved $1,819,441 and $1,817,799 respectively, for other receivable bad debt, and $706,328 and $705,691, respectively, for accounts receivable bad debt. The Company also reserved $4,783.030 and $4,778,713 respectively for loans receivable as of March 31, 2015 and December 31, 2014 respectively.

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

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized as of March 31,2015 and December 31, 2014 respectively.

Properties held for rental

Properties include buildings held for rental and land use rights, which are being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over 20-26 years. As of March 31, 2015 and December 31, 2014, net property held for rental amounted to $39,508,096 and $40,281,831 respectively. Accumulated depreciation of rental properties amounted to $34,190,284 as of March 31, 2015 and $33,350,033 as of December 31, 2014.

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

On March 31, 2015, the Company had issued 2,300,000 shares of common stock to two non-U.S. unrelated business entities, the basic and diluted weighted-average number of common shares are 11,766,267 and 11,759,966 as of March 31, 2015 and December 31, 2014, respectively.

Stock issuance

On March 31, 2015, the Company completed the sale of 2,300,000 shares of its common stock at a price of US$3.28 per share, or a total of $7,544,000, to two non-U.S. unrelated business entities. The Company had received $2,934,000 from these two entities, and the remaining subscription payment of $4,610,000 was received on April 14, 2015. There are no options or warrants associated, nor conversion features embedded in this transaction.

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

Concentrations of business and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents, accounts receivable and other receivables arising from its normal business activities. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions. The Company maintains large sums of cash in two major banks in China. The aggregate balance in such accounts as of March 31,2015 was $1,855,485. There is no insurance securing these deposits in China. The Company has a diversified customer base, most of which are in China.

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

Recent accounting pronouncements

There have been no new accounting pronouncements as the date of March 31, 2015 that are of significance, or potential significance, to the Company.

Reclassifications

Certain amounts in the 2014 financial statements may have been reclassified to conform to the 2015 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

3.             Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. The Company has a working capital deficit of $18,122,546 and $21,352,624 as of March 31,2015 and December 31, 2014, respectively.  In addition, the Company has incurred net loss in the period ended March 31,2015 and December 31, 2014 of $463,812 and $4,313,420 respectively.  As the Company has limited cash flow from operations, its ability to maintain normal operations is dependent upon obtaining adequate cash to finance its overhead, sales and marketing activities.  Additionally, in order for the Company to meet its financial obligations, including salaries, debt service and operations, it has maintained substantial short term bank loans that have historically been renewed each year.  The Company’s ability to meet its cash requirements for the next twelve months largely depends on the bank loans that involve interest expense requirements that reduce the amount of cash we have for our operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

4.             Loans receivable

The company entered into series of collateralized loan agreements with third parties from 2009, the total loan receivable is $0 and $4,029,269 as of March 31, 2015 and December 31, 2014, respectively.

During 2011, the Company entered into a collateralized loan agreement with Beijing Sihai Real Estate Development Ltd.(Sihai), due on November 29, 2013, and then resigned the agreement at the same terms due on November 29, 2015.  The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period plus 10%. During 2011-2015 the Company loaned more money to Sihai through reassigned the agreement and also received part of loan payment from Sihai. As of March 31, 2015, the balance of loan capital was $2,766,575. Although the loan will be due on November 29, 2015, the Company accrued bad debt pr ovision of $2,766,575 with the consideration of uncertain collectability of the remaining loan balance.  The net loan receivable from Sihai, was $0 and $2,764,078 as of March 31, 2015 and December 31, 2014, respectively.

During 2011, the Company entered into a collateralized loan agreement with Shenyang Landing Concrete Ltd., pursuant to which, the Company loaned $2,419,745, due on March 27, 2013.  The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period.  On November 30, 2011, the Company, along with Shenyang Landing Concrete Ltd., reassigned the loan amount to Kaiyuan Hongyun Concrete Admixture Ltd., with the same terms due on November 30, 2013.  In August 15, 2013, the loan agreement was extended to August 15, 2015, on the same terms. As of the March 31, 2015, the company collected all the loan receivable from Kaiyuan Hongyun Concrete Admixture Ltd.

During 2009, the Company entered into an uncollateralized loan agreement with Zhongxin Guoan Ltd., pursuant to which the Company loaned $2,016,454 due on October 30, 2011.  The loan bore interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period.  Subsequent to the issuance of the loan, the Company determined that the loan was uncollectible and recorded a reserve on the entire loan amount.  Therefore this loan is not included in the loans receivable on the balance sheet. During the fourth quarter of 2011, this loan was reassigned to Shenyang Konggang New City Investment Development Ltd., who is working on a development project with Zhongxin Guoan Ltd.  The loan remains uncollateralized and is now due on October 30, 2015.  The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period.

5.             Property and equipment

Property, Plant & Equipment consisted of the following:

	March 31, 2015	December 31, 2014

Building	$15,825	$15,811
Automobile	1,187,917	1,186,845
Office equipment & Furniture	579,418	578,069
	1,783,160	1,780,725
Accumulated depreciation	(1,579,371)	(1,573,430)
Property and equipment, net	$203,789	$207,295

The Company recorded depreciation expense relating to properties held for rental, as well as property and equipment amounting to $815,139 and $ 815,536 for the months ended March 31,2015 and 2014, respectively, of which, $5,015 and $4,511 were recorded as general and administrative expense, respectively.

As of March 31, 2015, fixed assets and rental property totaling $30,451,195 were pledged as security for various bank loans totaling $9,969,350.

6.             Accrued expenses

Accrued expenses consisted of the following:

	March 31, 2015	December 31, 2014

Payroll and welfare payable	$3,812	$2,773
Accrued expenses	6,756	4,615
Total	$10,568	$7,388

7.             Other payables

Other payables consisted of the following:

	March 31, 2015	December 31, 2014

Customer guarantee deposit	$1,159,961	$1,146,627
Customer deposit for property decoration	17,721	17,705
Miscellaneous payable	1,054,166	1,044,077
Total	$2,231,847	$2,208,408

8.             Tax payables

Tax payables consisted of the following:

	March 31, 2015	December 31, 2014

Income tax payable in Mainland China	$1,450,951	$1,449,641
Business tax	656,037	647,510
Land VAT payable	2,420,571	2,418,386
Other levies	34,073	19,465
Total	$4,561,632	$4,535,002

9.             Payable to disposed subsidiary

The Company had amounts due to a Loyal Best, a previously disposed of entity, as of March 31,2015 and December 31, 2014 in the amount of $839,771and $839,013, respectively.

10.           Loan Payable

Loans payable (including accrued interest) consisted of the following:

Nature	Due on	Interest per Annum	March31, 2015	December 31, 2014

Bank loan	6-12-2015	8.775%	$6,452,654	$6,446,830
Bank loan	10-13-2015	10.395%	3,516,696	14,795,474

Less current portion			-	-
			$9,969,350	$21,242,304

The above loans are secured by Company rental properties.

For the year ended March 31, 2015 and 2014, the Company’s incurred interest expense of $493,112 and $534,849 , respectively.

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

The Company did not contribute to statutory reserve for the period ended March 31,2015 and 2013, respectively, due to the net loss incurred for its Chinese operation.

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

During 2015 and 2014, the Company was organized into two main business segments: (1) Property for sale, and (2) Rental income and Income of management fee of commercial buildings. The following table presents a summary of operating information and certain year-end balance sheet information as of year ended of March 31,2015 and 2014, respectively.

	March 31
	2015	2014
Revenues from unaffiliated customers:
Rental income & Management fee	1,901,878	2,255,199
Consolidated	$1,901,878	2,255,199
Operating income (loss):
Rental income & Management fee	23,733	197,731
Corporation (1)	(48,920)	(50,340)
Consolidated	$(25,187)	147,390
Net loss before taxes:
Rental income & Management fee	(414,827)	(334,284)
Corporation (1)	(48,985)	(16,132)
Consolidated	$(463,812)	(350,416)
Identifiable assets:
Rental income & Management fee	42,418,105	57,349,099
Corporation (1)	2,980,393	69,072
Consolidated	$45,398,498	57,418,171
Depreciation and amortization:
Rental income & Management fee	815,139	815,536
Corporation (1)
Consolidated	$815,139	815,536

Capital expenditures:
Rental income & Management fee	1,315	638
Consolidated	$1,315	638

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

Executive Summary

Great China International Holdings, through its various subsidiaries, is or has been engaged in commercial and residential real estate leasing, management, consulting, investment, development and sales, We conduct all our operation in the People’s Republic of China through our direct and indirect wholly owned subsidiaries; Silverstrand International Holdings Company Limited (“Silverstrand”)., Shenyang Maryland International Industry Company Limited (“Maryland”),,and Shenyang Ai ZhuangTrading Co., Ltd (“Ai Zhuang”).Ai Zhuang was established during the quarterly period ended March 31, 2015 to engage in wholesale and retail distribution of consumer products including food products, dietary supplements, household products and publications, etc. Ai Zhuang has not started business operation as of March 31, 2015.

Recent Development

Effective April 27, 2015, Great China International Holdings, Inc., entered into a Cooperation Agreement with FT Solution Co., Ltd., a Japanese company.  Pursuant to the Cooperation Agreement, the Company is investing approximately $224,473 (26.5 million Japanese Yen) for approximately 53% of shares in a joint venture which will engage in the distribution of a variety of consumer products including food products, dietary supplements, over-the-counter medications, and daily necessities, etc. It has not started business operation thus far.

Results of Operations

Comparison of operations for three months periods ended March 31, 2015 and 2014:

The Company incurred a net loss of $463,812 for thefirst quarter of 2015, which represents a decrease in net loss by $113,396 or 32.4%, compared with a net loss of $350,416 in the same period of 2014.  Components resulting in this decrease are discussed below.

Revenues decreased by $353,321 or 15.7% from $2,255,199 for the first quarter of 2014 to $1,901,878 for the same period of 2015.  The decrease is mainly due to that rental income decreased by $344,625 or 20.1% from $1,711,812 for the first quarter of  2014 to $1,367,187 for the same period of 2015 due to more vacancies in our rental properties.

The cost of revenue decreased by $96,490 or 5.9% from $1,638,170 for the first quarter of 2014 to $1,541,680 for the same period of 2015, which is attributed to the decrease of management fee cost.

The gross margin for the rental business was 19.1% and 33.3% for the first quarter of 2015 and 2014 respectively.  This decrease is attributable to the company gained less rental income from rental business but remained stable in rental cost.  The gross margin for the management business was 18.7% and 8.6% for the first quarter of 2015 and 2014, respectively.  This increase is mainly attributable to the cost decrease from maintenance in 2015 compared to the same period of 2014.

Selling expenses decreased by $5,757 or 44.4% from $12,975 for the first quarter of 2014 to $7,218 for the same period of 2015.  This decrease mainly attributes to the decrease of bonus for employees.

General and administrative expenses decreased by $79,001 or 17.5% from $452,152 for the first quarter of 2014 to $373,151 for the same period of 2015.  The decrease is mainly because the Company optimized expenses payment control system to reduce unnecessary expenses payment.

Depreciation and amortization is $5,015 and $4,511 for the first quarter of 2015 and 2014 respectively.

Interest and finance costs was $487,519 and $532,462 for the first quarter of 2015 and 2014 respectively. The decrease is mainly because the interest cost relating with bank loan decreased along with the Company made a loan payment $11,227,327 to bank in March.

Other income, net increased by $14,239 from $34,656 for the first quarter of 2014 to $48,895 for the same period of 2015, which is mainly a result of the Company receiving a penalty from one customer in first quarter of 2015..

Cash Flow Discussion

Net cash flows provided by operating activities for the first quarter of 2015 and 2014 were $396,621 and $39,903, respectively.  The increase in net operating activities cash flow amounted to $356,718 or 894.0%, which is due primarily to the below factors:

●
the change of advance from tenants increased by $391,083 or 181.3% for the first quarter of 2015 compared with the same period of 2014 due to the Company received more rent from rental business in the first quarter of 2015 than the same period of 2014;

The change of tax payable increased by $252,158 or 109.8% for the first quarter of 2015 compared with the same period of 2014.

Net cash flows used in investing activities were not significant.

Net cash flows used in financing activities were $4,283,567 and $0 for the first quarter of 2015 and 2014, respectively, the change is mainly because the below factors:

The Company made a bank loan repayment $11,227,327(RMB 70,000,000) to the bank in March;and the Company collected loan $4,009,760 from third parties and also the Company received Proceeds $2,934,000 from common stock issuance which closed in March 31,2015.

Liquidity and Capital Resources

Current liabilities exceeded current assets by $18,122,546 as of March 31,2015.  The Short Term Loans amounted to $9,969,350 (RMB 61,800,000), and accounted for about 55.0% of the working capital deficit.  In March 2015, the Company repaid US$$11,227,327 (RMB 70,000,000), leaving a remaining principal of US$ 9,969,350 (RMB 61,800,000), The rest of the Short Term Loan is due in June and October 2015, and is secured by the Company’s real estate assets.  It has become common practice in China, for banks and companies to renegotiate loan extensions on an annual basis.  This is driven by the ever changing banking regulatory environment and a situation where banks are becoming more conservative.  Under the circumstances, most lending banks have usually worked closely with borrowers for loan extension or restructuring within the administrative guidelines of the government.  As State policies are issued outside the control of the banks in China and form part of the macro and micro-economic measures, many bankers and their customers work together to deal with the situation provided the borrowers are responsible.

Contractual Obligations

The following table was a summary of the Company’s contractual obligations as of March 31, 2015:

	Total	Less than one year	1-3 Years		Thereafter

Short-Term Debt	$9,969,350	$9,969,350		$-	$-
Long-Term Debt					-
Amounts due to related parties	-	-		-	-
Construction commitments	-	-		-	-
Total Contractual Cash Obligations	$9,969,350	$9,969,350	$		$-

Recent accounting pronouncements

There have been no new accounting pronouncements during the year ended March 31,2015 that are of significance, or potential significance, to the Company.

PART II.  OTHER INFORMATION

Item 6.                      Exhibits

Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document
31.1	31	The certification of chief executive officer and chief financial officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	32	The certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: May 15, 2015	By	/s/ Frank Jiang
Frank Jiang, CEO
(Principal Executive Officer)
(Principal Financial and Accounting Officer)