Form 10-Q
period 2015-06-30
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2015-08-17
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to  _____________

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

State the number of shares outstanding of each of the issuer’s classes of common equity:  As of July 31, 2015, there were 14,059,966 shares of common stock outstanding.

FORM 10-Q
GREAT CHINA INTERNATIONAL HOLDINGS, INC.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2015 AND DECEMBER 31, 2014
(UNAUDITED)

	As of
	June 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$8,958,801	$8,799,261
Accounts receivable, net	144,431	21,424
Other receivable, net	692,448	629,956
Other current assets	18,113	15,374
Short-term loan receivable, net	-	4,029,269
Total current assets	9,813,792	13,495,284
Long-term loan receivable, net	-	-
Property and equipment, net	200,804	207,295
Rental property, net	38,691,731	40,281,831
Total assets	$48,706,327	$53,984,409
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$6,741,935	$21,242,304
Accounts payable	4,568,667	4,566,001
Accrued expenses	9,696	7,388
Other payable	2,239,074	2,208,408
Payable to disposed subsidiaries	839,636	839,013
Advances from tenants	1,372,281	1,449,792
Taxes payable	4,506,914	4,535,002
Total current liabilities	20,278,204	34,847,908

Stockholders' equity:
Common stock, $.001 par value 50,000,000
shares authorized, 14,059,966 and 11,759,966 issued and outstanding
as of June 30, 2015 and December 31, 2014	14,060	11,760
Additional paid in capital	12,107,856	4,566,156
Statutory reserve	638,128	638,128
Accumulated other comprehensive income	4,699,358	4,624,890
Retained earnings	10,784,004	9,295,567
Non-controlling interests	184,716	-
Total stockholders' equity	28,428,123	19,136,501
Total liabilities and stockholders' equity	$48,706,327	$53,984,409

The accompanying notes are integral part of these condensed consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2015 and 2014
(UNAUDITED)

	Three-Months Ended June 30		Six-Months Ended June 30
	2015	2014	2015	2014

Revenues
Rental income	$1,525,007	$1,357,765	$2,892,194	$3,069,577
Management fee income	548,790	521,128	1,083,481	1,064,515
Total revenues	2,073,797	1,878,893	3,975,675	4,134,091

Cost of revenues
Rental cost	1,040,826	1,381,259	2,147,537	2,522,886
Management fee cost	202,531	219,782	637,500	716,325
Total cost	1,243,357	1,601,041	2,785,037	3,239,211
Gross profit	830,441	277,852	1,190,638	894,880

Operation expenses
Selling expenses	6,454	4,272	13,672	17,247
General and administrative expenses	354,668	376,462	723,704	828,613
Recovery of bad debt	(1,612,157)	-	(1,608,043)	-
Depreciation and amortization	5,081	5,555	10,096	10,066
Total operation expenses	(1,245,955)	386,289	(860,570)	855,927

Income (loss) from operations	2,076,396	(108,437)	2,051,209	38,953

Other income (expense)
Disposal of parking lots income	-	6,487	-	6,487
Other income, net	142,638	217,431	191,532	252,086
Interest and finance costs	(187,641)	(519,532)	(675,161)	(1,051,994)
Total other expense, net	(45,003)	(295,614)	(483,628)	(793,420)

Income (loss) before provision for income taxes	2,031,392	(404,052)	1,567,580	(754,467)

Provision for income taxes	-	-	-	-

Net income (loss)	2,031,392	(404,052)	1,567,580	(754,467)

Net loss attributable to non-controlling interest	(10,775)	-	(10,775)	-
Net income (loss) attributable to the Company	2,042,167	(404,052)	1,578,355	(754,467)

Other comprehensive income (loss):
Foreign currency translation adjustment	91,817	46,907	74,468	(581,836)

Total comprehensive income (loss)	$2,123,210	$(357,145)	$1,642,049	$(1,336,304)

Comprehensive loss attributable to non-controlling interest	(12,667)	-	(12,667)	-
Comprehensive income (loss) attributable to the Company	2,135,877	(357,145)	1,654,716	(1,336,304)

Earnings (loss) per share attributable to owners of the company
Basic	$0.15	$(0.03)	$0.12	$(0.11)
Diluted	$0.15	$(0.03)	$0.12	$(0.11)

Weighted average number of shares outstanding
Basic	14,059,966	11,759,966	12,967,148	11,759,966
Diluted	14,059,966	11,759,966	12,967,148	11,759,966

The accompanying notes are integral part of these condensed consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
  (UNAUDITED)

	June 30
	2015	2014
Cash flows from operating activities:
Net income (loss)	$1,567,580	$(754,467)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net cash provided by operating activities
Depreciation and amortization	1,630,082	1,634,454
Recovery of bad debt	(1,608,043)	-

Changes in operating assets and liabilities:
Accounts receivable and other receivable	(178,631)	(226,206)
Advances to suppliers	(5,829)	-
Other current assets	(2,719)	(2,478)
Accounts payable and accrued expenses	30,779	552,946
Advances from buyers	(78,350)	(241,938)
Income and other taxes payable	(31,357)	(51,480)

Net cash provided by operating activities	1,323,513	910,831

Cash flows used in investing activities:
Purchase of property & equipment	(3,441)	(631)

Net cash used in investing activities	(3,441)	(631)

Cash flows from financing activities:
Loans repayment from the borrowing parties	5,628,149	-
Loans paid to the bank	(14,472,384)	-
Proceeds from stock issuance, net of offering costs	7,544,000	-
Proceeds from non-controling interest	191,466	-
Net cash provided by financing activities	(1,108,769)	-
Effect of exchange differences	(51,763)	(161,979)

Net increase in cash and cash equivalents	159,540	748,222

Cash and cash equivalents, beginning of period	8,799,261	7,115,476

Cash and cash equivalents, end of period	$8,958,801	$7,863,698

Supplemental disclosures of cash flow information:
Interest paid	$676,840	$1,058,363
Income taxes	$-	$-

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

2.             Summary of significant accounting policies

Unaudited Interim Financial Information

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2014. The results of the six months periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2015

Principles of consolidation

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

Foreign currency translation

The Company uses the United States dollar for financial reporting purposes. The Company’s subsidiaries maintain their books and records in their functional currency - Chinese Yuan Renminbi (CNY) and Japanese Yen, being the primary currency of the economic environment in which their operations are conducted. All assets and liabilities are translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement and statement of cash flows items are translated at the average exchange rate for the period. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet. The resulting translation adjustments are reported under other comprehensive as a component of shareholders’ equity.

Cash and cash equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Allowance for doubtful accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and other receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2015 and December 31, 2014, the Company reserved $1,819,147 and $1,817,799 respectively, for other receivable bad debt, and $706,214 and $705,691, respectively, for accounts receivable bad debt. The Company also reserved $3,169,355 and $4,778,713 respectively for loans receivable as of June 30, 2015 and December 31, 2014 respectively.

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

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized as of June 30,2015 and December 31, 2014 respectively.

Properties held for rental

Properties include buildings held for rental and land use rights, which are being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over 20-26 years. As of June 30, 2015 and December 31, 2014, net property held for rental amounted to $38,691,731 and $40,281,831 respectively. Accumulated depreciation of rental properties amounted to $34,994,762 as of June 30, 2015 and $33,350,033 as of December 31, 2014.

Revenue recognition

Rental income and management fee income – The Company recognizes the rental income on the straight-line basis over the terms of the tenancy agreements. The management fee, including the service fee mainly for property management, maintenance and repair, and security, is recognized quarterly over the terms of the tenancy agreements.

Other income

Other income consists of parking lot income, cleaning income and etc. This income was recognized as the services were performed and the settled amount has been paid in accordance with the terms of the agreement.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

As of June 30, 2015 and December 31, 2014, respectively, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share.The basic and diluted weighted-average number of common shares are 12,967,148 and 11,759,966 as of June 30, 2015 and December 31, 2014, respectively.

Stock issuance

On March 27, 2015, the Company completed the sale of 2,300,000 shares of its common stock at a price of US$3.28 per share, or a total of $7,544,000, to two non-U.S. unrelated business entities. The Company had received all proceeds from these two entities.  There are no options or warrants associated, nor conversion features embedded in this transaction.

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

Concentrations of business and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents, accounts receivable and other receivables arising from its normal business activities. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions. The Company maintains large sums of cash in one bank in United States and two major banks in China. As of June 30, 2015, the balance in US account was $7,234,385 and the aggregate balance in China accounts was $1,265,257. There is no insurance securing these deposits in China. The Company has a diversified customer base, most of which are in China.

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

Recent accounting pronouncements

There have been no new accounting pronouncements as the date of June 30, 2015 that are of significance, or potential significance, to the Company.

Reclassifications

Certain amounts in the 2014 financial statements may have been reclassified to conform to the 2015 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

3.             Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. The Company has a working capital deficit of $10,464,412 and $21,352,624 as of June 30,2015 and December 31, 2014, respectively..

The current year to date working deficit and the impacts of recurring losses in prior years have had a significant negative impact on the financial condition of the Company and raise substantial doubt about the Company’s ability to continue as a going concern.

To address this matter, the Company’s management has taken several actions to provide additional liquidity and reduce expenses going forward. These actions are described in the following paragraphs.

During the six months ended June 30, 2015, the Company worked with the debtors to recover $5,628,149 of loan receivables, of which $1,608,043 was reserved with bad debt allowance.

During the six months ended June 30, 2015, the Company reduced the bank loans from $21,242,304 to $6,741,935. This significantly reduces the interest expenses in the future periods.

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

The Company recorded a net income of $1,567,580 and a positive cash flow for the six-month period ended June 30, 2015, that will fund Company operations through the remainder of 2015 as a result of collecting on a loan written off as a bad debt in an earlier period

Management will continue to review all aspects of the business in an effort to improve cash flow and reduce costs and expenses in recurring basis, while continuing to invest, to the extent possible, in new business development for future revenue streams.

Management will also continue to seek additional working capital through debt and equity financing, but there are no assurances that such financings will be available at all, or on terms acceptable to the Company.

Management believes that through the actions to date and possible future actions described above, the Company should have the necessary liquidity to continue its operations at least for the next twelve months, though no assurances can be made in this regard based on uncertainties with respect to the Company’s new revenue streams and the recovery of loan receivables discussed above. The Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result if the Company were unable to do so.

4.             Loans receivable

The company entered into series of collateralized loan agreements with third parties from 2009, the total loan receivable is $0 and $4,029,269 as of June 30, 2015 and December 31, 2014, respectively.

During 2011, the Company entered into a collateralized loan agreement with Beijing Sihai Real Estate Development Ltd.(Sihai), due on November 29, 2013, and then resigned the agreement at the same terms due on November 29, 2015.  The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period plus 10%. During 2011 to 2015, the Company loaned more money to Sihai through reassigned the agreement and also received part of loan payment from Sihai. As of June 30, 2015, the balance of loan capital was $2,766,129. Although the loan will be due on November 29, 2015, the Company accrued bad debt provision of $2,766,129 with the consideration of uncertain collectability of the remaining loan balance.  The net loan receivable from Sihai, was $0 and $2,764,078 as of June 30, 2015 and December 31, 2014, respectively.

During 2011, the Company entered into a collateralized loan agreement with Shenyang Landing Concrete Ltd., pursuant to which, the Company loaned $2,419,355, due on March 27, 2013.  The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period.  On November 30, 2011, the Company, along with Shenyang Landing Concrete Ltd., reassigned the loan amount to KaiyuanHongyun Concrete Admixture Ltd., with the same terms due on November 30, 2013.  In August 15, 2013, the loan agreement was extended to August 15, 2015, on the same terms. As of the June 30, 2015, the company collected all the loan receivable from KaiyuanHongyun Concrete Admixture Ltd.

During 2009, the Company entered into an uncollateralized loan agreement with ZhongxinGuoan Ltd., pursuant to which the Company loaned $2,016,129 due on October 30, 2011.  The loan bore interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period.  During the fourth quarter of 2011, this loan was reassigned to Shenyang Konggang New City Investment Development Ltd., who is working on a development project with ZhongxinGuoan Ltd. The Company had received $1,612,903 from Shenyang Konggang New City Investment Development Ltd. as of June 30,2015,and the loan balance $403,226 remains uncollateralized ,booked as bad debts by the Company. The loan is due on October 30, 2015 and bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period.

5.             Property and equipment

Property, Plant & Equipment consisted of the following:

	June 30, 2015	December 31, 2014

Building	$15,823	$15,811
Automobile	1,187,725	1,186,845
Office equipment & Furniture	580,957	578,069
Cost of properties and equipments	1,784,505	1,780,725
Accumulated depreciation	(1,583,701)	(1,573,430)
Property and equipment, net	$200,804	$207,295

The Company recorded depreciation expense relating to properties held for rental, as well as property and equipment amounting to $1,629,091 and $1,633,456 for the months ended June 30,2015 and 2014, respectively, of which, $9,104 and $9,069 were recorded as general and administrative expense, respectively.

As of June 30, 2015, fixed assets and rental property totaling $30,446,283 were pledged as security for various bank loans totaling $6,741,935.

6.             Accrued expenses

Accrued expenses consisted of the following:

	June 30, 2015	December 31, 2014

Payroll and welfare payable	$4,605	$2,773
Accrued expenses	5,091	4,615
Total	$9,696	$7,388

7.             Other payables

Other payables consisted of the following:

	June 30, 2015	December 31, 2014

Customer guarantee deposit	$1,096,583	$1,146,627
Customer deposit for property decoration	17,718	17,705
Miscellaneous payable	1,124,773	1,044,077
Total	$2,239,074	$2,208,408

8.             Tax payables

Tax payables consisted of the following:

	June 30, 2015	December 31, 2014

Income tax payable in Mainland China	$1,450,717	$1,449,641
Business tax	638,743	647,510
Land VAT payable	2,420,180	2,418,386
Other levies	(2,726)	19,465
Total	$4,506,914	$4,535,002

9.             Payable to disposed subsidiary

The Company had amounts due to a Loyal Best, a previously disposed of entity, as of June 30,2015 and December 31, 2014 in the amount of $839,636 and $839,013, respectively.

10.           Loan Payable

Loans payable (including accrued interest) consisted of the following:

Nature	Due on	Interest per Annum	March31, 2015	December 31, 2014

Bank loan	6-12-2016	8.775%	$6,451,612	$6,446,830
Bank loan	10-13-2015	10.395%	290,323	14,795,474

Less current portion			-	-
			$6,741,935	$21,242,304

The above loans are secured by Company rental properties.

For the period ended June 30, 2015 and 2014, the Company’s incurred interest expense of $676,840 and $1,058,363 , respectively.

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

The Company did not contribute to statutory reserve for the period ended June 30,2015 and 2014, respectively, due to the net loss incurred for its Chinese operation.

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

During 2015 and 2014, the Company was organized into two main business segments: (1) Property for sale, and (2) Rental income and Income of management fee of commercial buildings. The following table presents a summary of operating information and certain year-end balance sheet information as of year ended of June 30,2015 and 2014, respectively.

	June 30
	2015	2014
Revenues from unaffiliated customers:
Rental income & Management fee	3,975,675	4,134,091
Consolidated	$3,975,675	4,134,091
Operating income (loss):
Rental income & Management fee	2,215,158	128,432
Corporation (1)	(163,949)	(89,479)
Consolidated	$2,051,209	38,953
Net loss before taxes:
Rental income & Management fee	1,735,017	(664,535)
Corporation (1)	(167,437)	(89,932)
Consolidated	$1,567,580	(754,467)
Identifiable assets:
Rental income & Management fee	41,416,146	47,312,535
Corporation (1)	7,290,181	10,313,169
Consolidated	$48,706,327	57,625,704
Depreciation and amortization:
Rental income & Management fee	1,620,978	1,625,385
Corporation (1)	9,104	9,069
Consolidated	$1,630,082	1,634,454

Capital expenditures:
Rental income & Management fee	3,441	631
Consolidated	$3,441	631

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

Executive Summary

Great China International Holdings, through its various subsidiaries, is or has been engaged in commercial and residential real estate leasing, management, consulting, investment, development and sales, We conduct all our operation in the People’s Republic of China through our direct and indirect wholly owned subsidiaries; Silverstrand International Holdings Company Limited (“Silverstrand”)., Shenyang Maryland International Industry Company Limited (“Maryland”),Shenyang Ai Zhuang Trading Co., Ltd (“Ai Zhuang”), and Panacea Co., Ltd. Ai Zhuang and Panacea Co., Ltd.were established during the first six months of 2015 to engage in wholesale and retail distribution of consumer products including food products, dietary supplements, household products and publications. Ai Zhuang and Panacea Co., Ltd. had not started business operation as of June 30, 2015.

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

Results of Operations

Comparison of operations for first half year of 2015 and 2014:

The Company had a net income of $1,567,580 for the first half year of 2015, which represents an increase in net income by $2,322,047or 307.8%, compared with a net loss of $754,467 in the same period of 2014.  Components resulting in this increase are discussed below.

Revenues decreased by $158,416 or 3.8% from $4,134,091 for the first half year of 2014 to $3,975,675 for the same period of 2015.  The decrease is mainly due to a decrease in rental income by $177,383 or 5.8% from $3,069,577 for the first half year of 2014 to $2,892,194 for the same period of 2015 due to more vacancies in our rental properties.

The cost of revenue decreased by $454,174 or 14.0% from $3,239,211 for the first half year of 2014 to $2,785,037 for the same period of 2015, which is attributed to the decrease of rental cost.

The gross margin for the rental business was 25.7% and 17.8% for the first half year of 2015 and 2014 respectively.  This increase is attributable to the Company's effective cost controlling measure. The gross margin for the management business was 41.2% and 32.7% for the first half year of 2015 and 2014, respectively.  This increase is mainly attributable to the cost decrease from maintenance in 2015 compared to the same period of 2014.

Selling expenses decreased by $3,575 or 20.7% from $17,247 for the first half year of 2014 to $13,672 for the same period of 2015.  This decrease mainly attributes to a decrease in bonuses for employees.

General and administrative expenses decreased by $104,909 or 12.7% from $828,613 for the first half year of 2014 to  $723,704 for the same period of 2015.  The decrease is mainly because the Company strengthened controlling of running expenses payment,

Reversal of bad debt allowance increased by 1,608,043 or 100% for the first half year of 2015 compared with the same period of 2014 due to the Company collected loan of $1,608,043 which was reserved with bad debt allowance, from Shenyang Konggang New City Investment Development Ltd.

Depreciation and amortization is $10,096 and $10,066 for the first half year of 2015 and 2014 respectively.  The change is not significant.

Interest and finance costs was $675,161 and $1,051,994 for the first half year of 2015 and 2014 respectively. The decrease is mainly because the Company made loan repayment $14,472,384 to bank in March and June of 2015.

Other income, net decreased by $60,554 from $252,086 for the first half year of 2014 to $191,532 for the same period of 2015.

Cash Flow Discussion

Net cash flows provided by operating activities for the first half year of 2015 and 2014 were $1,323,513 and $910,831, respectively.  The increase in net operating activities cash flow amounted to $412,682 or 45.3%, which is due primarily to the below factors:

●	The Company received in advance more cash from tenants, which increased by $163,588 or 67.6% for the first half year of 2015 compared with the same period of 2014;

●
The accounts receivable and other receivable increased by $47,575 or 21% for the first half year of 2015 compared with the same period of 2014 due to the Company collected more cash from the customers .

Net cash flows used in investing activities were not significant.

Net cash flows used in financing activities were $1,108,769 and $0 for the first half year of 2015 and 2014, respectively.  In 2015 the Company made a bank loan repayment $ 14,472,384 (RMB 90,000,000) to the bank in March and June of 2015 which was substantially offset by the Company’s collection of a loan with a third party in the amount of $5,628,149(RMB 35,000,000) and the proceeds realized by the Company on the sale of common stock for $7,544,000 and a third party investment of $191,466 in the Company’s consumer products joint venture.

Liquidity and Capital Resources

Current liabilities exceeded current assets by $10,464,412 as of June 30,2015.  The Short Term Loans amounted to $6,741,935 (RMB 41,800,000), and accounted for about 64.4% of the working capital deficit.  In March and June 2015, the Company repaid US$14,472,384 (RMB 90,000,000), leaving a remaining principal of US$ 6,741,935 (RMB 41,800,000). The rest of the Short Term Loan is due in June 2016 and October 2015, and is secured by the Company’s real estate assets.  It has become common practice in China, for banks and companies to renegotiate loan extensions on an annual basis.  This is driven by the ever changing banking regulatory environment and a situation where banks are becoming more conservative.  Under the circumstances, most lending banks have usually worked closely with borrowers for loan extension or restructuring within the administrative guidelines of the government.  As State policies are issued outside the control of the banks in China and form part of the macro and micro-economic measures, many bankers and their customers work together to deal with the situation provided the borrowers are responsible.

Contractual Obligations

The following table was a summary of the Company’s contractual obligations as of June 30, 2015:

	Total	Less than one year	1-3 Years	Thereafter

Short-Term Debt	$6,741,935	$6,741,935	$-	$-
Long-Term Debt	-	-	-	-
Amounts due to related parties	-	-	-	-
Construction commitments	-	-	-	-
Total Contractual Cash Obligations	$6,741,935	$6,741,935	$-	$-

Critical accounting policies

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

Foreign currency translation

The Company uses the United States dollar for financial reporting purposes. The Company’s subsidiaries maintain their books and records in their functional currency - Chinese Yuan Renminbi (CNY) and Japanese Yen, being the primary currency of the economic environment in which their operations are conducted. All assets and liabilities are translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement and statement of cash flows items are translated at the average exchange rate for the period. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet. The resulting translation adjustments are reported under other comprehensive as a component of shareholders’ equity.

Cash and cash equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Allowance for doubtful accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and other receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2015 and December 31, 2014, the Company reserved $1,819,147 and $1,817,799 respectively, for other receivable bad debt, and $706,214 and $705,691, respectively, for accounts receivable bad debt. The Company also reserved $3,169,355 and $4,778,713 respectively for loans receivable as of June 30, 2015 and December 31, 2014 respectively.

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

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized as of June 30,2015 and December 31, 2014 respectively.

Properties held for rental

Properties include buildings held for rental and land use rights, which are being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over 20-26 years. As of June 30, 2015 and December 31, 2014, net property held for rental amounted to $38,691,731 and $40,281,831 respectively. Accumulated depreciation of rental properties amounted to $34,994,762 as of June 30, 2015 and $33,350,033 as of December 31, 2014.

Revenue recognition

Rental income and management fee income – The Company recognizes the rental income on the straight-line basis over the terms of the tenancy agreements. The management fee, including the service fee mainly for property management, maintenance and repair, and security, is recognized quarterly over the terms of the tenancy agreements.

Other income

Other income consists of parking lot income, cleaning income and etc. This income was recognized as the services were performed and the settled amount has been paid in accordance with the terms of the agreement.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

As of June 30, 2015 and December 31, 2014, respectively, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share.The basic and diluted weighted-average number of common shares are 12,967,148 and 11,759,966 as of June 30, 2015 and December 31, 2014, respectively.

Stock issuance

On March 27, 2015, the Company completed the sale of 2,300,000 shares of its common stock at a price of US$3.28 per share, or a total of $7,544,000, to two non-U.S. unrelated business entities. The Company had received all proceeds from these two entities.  There are no options or warrants associated, nor conversion features embedded in this transaction.

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

Concentrations of business and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents, accounts receivable and other receivables arising from its normal business activities. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions. The Company maintains large sums of cash in one bank in United States and two major banks in China. As of June 30, 2015, the balance in United States account was $7,234,385 and the aggregate balance in China accounts was $1,265,257.  There is no insurance securing these deposits in China. The Company has a diversified customer base, most of which are in China.

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

Recent accounting pronouncements

There have been no new accounting pronouncements as the date of June 30, 2015 that are of significance, or potential significance, to the Company.

Reclassifications

Certain amounts in the 2014 financial statements may have been reclassified to conform to the 2015 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

PART II.  OTHER INFORMATION

Item 6.    Exhibits

Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document
31.1	31	The certification of chief executive officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	32	The certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: August 14, 2015	By	/s/ Frank Jiang
Frank Jiang, CEO
(Principal Executive Officer)
(Principal Financial and Accounting Officer)