Form 10-Q
period 2015-09-30
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2015-11-16
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity:  As of September 30, 2015, there were 14,059,966 shares of common stock outstanding.

FORM 10-Q
GREAT CHINA INTERNATIONAL HOLDINGS, INC.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014
(UNAUDITED)
	As of
	September 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$9,909,082	$8,799,261
Accounts receivable, net	110,523	21,424
Other receivable, net	700,959	629,956
Other current assets	18,541	15,374
Short-term loan receivable, net	-	4,029,269
Total current assets	10,739,105	13,495,284
Long-term loan receivable, net	-	-
Property and equipment, net	215,677	207,295
Rental property, net	36,954,304	40,281,831
Total assets	$47,909,085	$53,984,409
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$6,576,877	$21,242,304
Accounts payable	4,456,891	4,566,001
Accrued expenses	8,991	7,388
Other payable	2,322,912	2,208,408
Payable to disposed subsidiaries	819,079	839,013
Advances from tenants	1,490,410	1,449,792
Taxes payable	4,328,977	4,535,002
Total current liabilities	20,004,137	34,847,908

Stockholders' equity:
Common stock, $.001 par value 50,000,000
shares authorized, 14,059,966 and 11,759,966 issued and outstanding
as of September 30, 2015 and December 31, 2014	14,060	11,760
Additional paid in capital	12,107,856	4,566,156
Statutory reserve	638,128	638,128
Accumulated other comprehensive income	4,189,924	4,624,890
Retained earnings	10,788,733	9,295,567
Non-controlling interests	166,246	-
Total stockholders' equity	27,904,948	19,136,501
Total liabilities and stockholders' equity	$47,909,085	$53,984,409

  The accompanying notes are integral part of these condensed consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2015 and 2014
(UNAUDITED)

	Three-Months Ended September 30		Nine-Months Ended September 30
	2015	2014	2015	2014
Revenues
Consumer products income	923		923
Rental income	$1,274,821	$1,318,008	$4,167,016	$4,387,585
Management fee income	490,802	520,128	1,574,283	1,584,643
Total revenues	1,766,546	1,838,136	5,742,222	5,972,228
Cost of revenues
Consumer products cost	2,421		2,421
Rental cost	954,121	1,165,388	3,101,658	3,688,274
Management fee cost	359,006	286,651	996,506	1,002,976
Total cost	1,315,549	1,452,039	4,100,586	4,691,250
Gross profit	450,997	386,097	1,641,636	1,280,977

Operation expenses
Selling expenses	17,228	3,606	30,900	20,853
General and administrative expenses	389,532	405,898	1,078,609	1,234,512
Recovery of bad debt	-	-	(1,573,416)	-
Depreciation and amortization	2,092	7,750	12,188	17,817
Total operation expenses	408,852	417,254	(451,718)	1,273,182

Income (loss) from operations	42,145	(31,157)	2,093,354	7,796

Other income (expense)
Disposal of parking lots income	-		-	6,487
Other income, net	49,908	40,717	241,441	292,803
Interest and finance costs	(105,795)	(523,930)	(780,956)	(1,575,924)
Total other expense, net	(55,887)	(483,213)	(539,515)	(1,276,634)

Income (loss) before provision for income taxes	(13,741)	(514,370)	1,553,839	(1,268,838)

Provision for income taxes	-	-	-	-

Net income (loss)	(13,741)	(514,370)	1,553,839	(1,268,838)

Net loss attributable to non-controlling interest	(18,470)	-	(29,245)	-
Net income (loss) attributable to the Company	4,729	(514,370)	1,583,084	(1,268,838)

Other comprehensive income (loss):
Foreign currency translation adjustment	(509,434)	241,565	(434,966)	(340,271)

Total comprehensive income (loss)	$(523,175)	$(272,805)	$1,118,874	$(1,609,109)

Comprehensive loss attributable to non-controlling interest	(18,470)	-	(31,137)	-
Comprehensive income (loss) attributable to the Company	(504,705)	(272,805)	1,150,011	(1,609,109)

Earnings (loss) per share attributable to owners of the company
Basic	$(0.00)	$(0.04)	$0.12	$(0.14)
Diluted	$(0.00)	$(0.04)	$0.12	$(0.14)

Weighted average number of shares outstanding
Basic	14,059,966	11,759,966	13,392,907	11,759,966
Diluted	14,059,966	11,759,966	13,392,907	11,759,966

The accompanying notes are integral part of these condensed consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
  (UNAUDITED)

	September 30
	2015	2014
Cash flows from operating activities:
Net income (loss)	$1,553,839	$(1,268,838)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net cash provided by operating activities
Depreciation and amortization	2,382,676	2,480,353
Recovery of bad debt	(1,573,416)	-

Changes in operating assets and liabilities:
Accounts receivable and other receivable	(172,330)	(330,700)
Advances to suppliers	(5,803)	(163,809)
Other current assets	(3,593)	(936)
Accounts payable and accrued expenses	163,001	659,195
Advances from buyers	76,373	(69,231)
Income and other taxes payable	(100,028)	(46,550)

Net cash provided by operating activities	2,320,719	1,259,484

Cash flows used in investing activities:
Purchase of property & equipment	(25,497)	(631)

Net cash used in investing activities	(25,497)	(631)

Cash flows from financing activities:
Loans repayment from the borrowing parties	5,603,031	-
Loans paid to the bank	(14,407,794)	-
Proceeds from stock issuance, net of offering costs	7,544,000	-
Proceeds from non-controling interest	191,466	-
Net cash used in financing activities	(1,069,297)	-
Effect of exchange differences	(116,104)	14,150

Net increase in cash and cash equivalents	1,109,821	1,273,003

Cash and cash equivalents, beginning of period	8,799,261	7,115,476

Cash and cash equivalents, end of period	$9,909,082	$8,388,479

Supplemental disclosures of cash flow information:
Interest paid	$790,609	$1,587,723
Income taxes	$-	$-

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

2.             Summary of significant accounting policies

Unaudited Interim Financial Information

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results for any future period. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended December 31, 2014. The results of the nine months periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2015

Principles of consolidation

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

Allowance for doubtful accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and other receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2015 and December 31, 2014, the Company reserved $1,774,610 and $1,817,799 respectively, for other receivable bad debt, and $688,925 and $705,691, respectively, for accounts receivable bad debt. The Company also reserved $3,091,762 and $4,778,713 respectively for loans receivable as of September 30, 2015 and December 31, 2014 respectively.

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

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized as of September 30,2015 and December 31, 2014 respectively.

Properties held for rental

Properties include buildings held for rental and land use rights, which are being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over 20-26 years. As of September 30, 2015 and December 31, 2014, net property held for rental amounted to $36,954,304 and $40,281,831 respectively. Accumulated depreciation of rental properties amounted to $34,928,171 as of September 30, 2015 and $33,350,033 as of December 31, 2014.

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

As of September 30, 2015 and December 31, 2014, respectively, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share. The basic and diluted weighted-average number of common shares are 13,392,907 and 11,759,966 for the nine months ended September 30, 2015 and 2014, respectively.

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

Concentrations of business and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents, accounts receivable and other receivables arising from its normal business activities. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions. The Company maintains large sums of cash in one bank in United States and two major banks in China. As of September 30, 2015, the balance in US account was $7,190,383 and the aggregate balance in China accounts was $2,340,964.  There is no insurance securing these deposits in China. The Company has a diversified customer base, most of which are in China.

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

Recent accounting pronouncements

There have been no new accounting pronouncements as the date of September 30, 2015 that are of significance, or potential significance, to the Company.

Reclassifications

Certain amounts in the 2014 financial statements may have been reclassified to conform to the 2015 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

3.             Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. The Company has a working capital deficit of $9,265,032 and $21,352,624 as of September 30,2015 and December 31, 2014, respectively..

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

During the nine months ended September 30, 2015, the Company worked with the debtors to recover $5,603,031(RMB35,000,000) of loan receivables, of which $1,600.866(RMB10,000,000) was reserved with bad debt allowance.

During the nine months ended September 30, 2015, the Company reduced the bank loans from $21,242,304 to $6,576,877. This significantly reduces the interest expenses in the future periods.

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

The Company recorded a net income of $1,553,839 and a positive cash flow for the nine-month period ended September 30, 2015, that will fund Company operations through the remainder of 2015 as a result of collecting on a loan written off as a bad debt in an earlier period

Management will continue to review all aspects of the business in an effort to improve cash flow and reduce costs and expenses in recurring basis, while continuing to invest, to the extent possible, in new business development for future revenue streams.

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

4.             Loans receivable

The company entered into series of collateralized loan agreements with third parties from 2009, the total loan receivable is $0 and $4,029,269 as of September 30, 2015 and December 31, 2014, respectively.

During 2011, the Company entered into a collateralized loan agreement with Beijing Sihai Real Estate Development Ltd.(Sihai), due on November 29, 2013, and then resigned the agreement at the same terms due on November 29, 2015.  The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period plus 10%. During 2011 to 2015, the Company loaned more money to Sihai through reassigned the agreement and also received part of loan payment from Sihai. As of September 30, 2015, the balance of loan capital was $2,698,408. Although the loan will be due on November 29, 2015, the Company accrued bad debt provision of $2,698,408 with the consideration of uncertain collectability of the remaining loan balance.  The net loan receivable from Sihai, was $0 and $2,764,078 as of September 30, 2015 and December 31, 2014, respectively.

During 2011, the Company entered into a collateralized loan agreement with Shenyang Landing Concrete Ltd., pursuant to which, the Company loaned $2,360,123, due on March 27, 2013.  The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period.  On November 30, 2011, the Company, along with Shenyang Landing Concrete Ltd., reassigned the loan amount to KaiyuanHongyun Concrete Admixture Ltd., with the same terms due on November 30, 2013.  In August 15, 2013, the loan agreement was extended to August 15, 2015, on the same terms. As of the September 30, 2015, the company collected all the loan receivable from KaiyuanHongyun Concrete Admixture Ltd.

During 2009, the Company entered into an uncollateralized loan agreement with ZhongxinGuoan Ltd., pursuant to which the Company loaned $1,966,769 due on October 30, 2011.  The loan bore interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period.  During the fourth quarter of 2011, this loan was reassigned to Shenyang Konggang New City Investment Development Ltd., who is working on a development project with ZhongxinGuoan Ltd. The Company had received $1,573,416 (RMB10,000,000)from Shenyang Konggang New City Investment Development Ltd. as of September 30,2015,and the loan balance $393,354 remains uncollateralized ,booked as bad debts by the Company. The loan is due on October 30, 2015 and bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period.

5.             Property and equipment

Property, Plant & Equipment consisted of the following:

	September 30, 2015	December 31, 2014

Building	$15,435	$15,811
Automobile	1,158,647	1,186,845
Office equipment & Furniture	588,298	578,069
Cost of properties and equipments	1,762,380	1,780,725
Accumulated depreciation	(1,546,703)	(1,573,430)
Property and equipment, net	$215,677	$207,295

The Company recorded depreciation expense relating to properties held for rental, as well as property and equipment amounting to $2,382,676 and $2,480,353 for the nine months ended September 30,2015 and 2014, respectively, of which, $10,656 and $17,817 were recorded as general and administrative expense, respectively.

As of September 30, 2015, fixed assets and rental property totaling $30,734,690 were pledged as security for various bank loans totaling $6,576,877.

6.             Accrued expenses

Accrued expenses consisted of the following:

	September 30, 2015	December 31, 2014

Payroll and welfare payable	$4,376	$2,773
Accrued expenses	4,615	4,615
Total	$8,991	$7,388

7.             Other payables

Other payables consisted of the following:

	September 30, 2015	December 31, 2014

Customer guarantee deposit	$1,069,737	$1,146,627
Customer deposit for property decoration	17,284	17,705
Miscellaneous payable	1,235,891	1,044,077
Total	$2,322,912	$2,208,408

8.             Tax payables

Tax payables consisted of the following:

	September 30, 2015	December 31, 2014

Income tax payable in Mainland China	$1,415,200	$1,449,641
Business tax	605,802	647,510
Land VAT payable	2,360,928	2,418,386
Other levies	(52,953)	19,465
Total	$4,328,977	$4,535,002

9.             Payable to disposed subsidiary

The Company had amounts due to a Loyal Best, a previously disposed of entity, as of September 30,2015 and December 31, 2014 in the amount of $819,079 and $839,013, respectively.

10.           Loan Payable

Loans payable (including accrued interest) consisted of the following:

Nature	Due on	Interest per Annum	September 30, 2015	December 31, 2014

Bank loan	6-12-2016	8.775%	$6,293,662	$6,446,830
Bank loan	10-13-2016	10.395%	283,215	14,795,474

Less current portion			-	-
			$6,576,877	$21,242,304

The above loans are secured by Company rental properties.

For the period ended September 30, 2015 and 2014, the Company’s incurred interest expense of $790,609 and $1,587,723, respectively.

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

The Company did not contribute to statutory reserve for the period ended September 30,2015 and 2014, respectively, due to the net loss incurred for its Chinese operation.

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

During 2015 and 2014, the Company was organized into three main business segments: (1) healthcare products and (2) Rental income and Income of management fee of commercial buildings. The following table presents a summary of operating information and certain year-end balance sheet information as of year ended of September 30,2015 and 2014, respectively.

	September 30
	2015	2014
Revenues from unaffiliated customers:
Consumer products	$923	$
Rental income & Management fee	5,741,299		5,972,228
Consolidated	5,742,222		5,972,228

Operating income (loss):
Consumer products	(83,054)
Rental income & Management fee	2,359,192		115,357
Corporation (1)	(182,784)		(107,562)
Consolidated	2,093,354		7,796

Net loss before taxes:
Consumer products	(82,755)
Rental income & Management fee	1,819,440		(1,161,060)
Corporation (1)	(182,846)		(107,778)
Consolidated	1,553,839		(1,268,838)

Identifiable assets:
Consumer products	511,170
Rental income & Management fee	40,156,866		47,387,726
Corporation (1)	7,241,049		10,620,443
Consolidated	47,909,085		58,008,169

Depreciation and amortization:
Rental income & Management fee	2,372,020		2,462,537
Corporation (1)	10,656		17,817
Consolidated	2,382,676		2,480,353

Capital expenditures:
Consumer products	21,290
Rental income & Management fee	4,196		631
Consolidated	$25,486		$631

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

Executive Summary

Great China International Holdings, through its various subsidiaries, is or has been engaged in commercial and residential real estate leasing, management, consulting, investment, development and sales, We conduct all our operation in the People’s Republic of China through our direct and indirect wholly owned subsidiaries; Silverstrand International Holdings Company Limited (“Silverstrand”)., Shenyang Maryland International Industry Company Limited (“Maryland”),Shenyang Ai Zhuang Trading Co., Ltd (“Ai Zhuang”), and Panacea Co., Ltd. Ai Zhuang and Panacea Co., Ltd.were established during the first six months of 2015 to engage in wholesale and retail distribution of consumer products including food products, dietary supplements, household products and publications. Ai Zhuang and Panacea Co., Ltd. had started business operation during the quarter ended September 30, 2015.

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

Results of Operations

Comparison of operations for the nine months period ended September 30, 2015 and 2014:

The Company had net income of $1,553,839 for the nine months period ended September 30, 2015, which represents an increase in net income by $2,822,677 or 222.5%, compared with a net loss of $1,268,838 in the same period of 2014.  Components resulting in this increase are discussed below.

Revenues decreased by $230,006 or 3.9% from $5,972,228 for the nine months period ended September 30, 2014 to $5,742,222 for the same period of 2015.  The decrease is mainly due to a decrease in rental income by $220,569 or 5.0% from $4,387,585 for the nine months period ended September 30, 2014 to $4,167,016 for the same period of 2015 due to more vacancies in our rental properties.

The cost of revenue decreased by $590,664 or 12.6% from $4,691,250 for the nine months period ended September 30, 2014 to $4,100,586 for the same period of 2015, which is attributed to the decrease of rental cost.

The gross margin for the rental business was 25.5% and 15.9% for the nine months period ended September 30, 2015 and 2014 respectively.  This increase is attributable to the Company's effective cost controlling measure. The gross margin for the management business was 36.7% for the nine months period ended September 30, 2015,which had no change compared to the same period of 2014.

Selling expenses increased by $10,047 or 48.2% from $20,853 for the nine months period ended September 30, 2014 to $30,900 for the same period of 2015.  This increase mainly due to the sales activity of Ai Zhuang and Panacea Co., Ltd.

General and administrative expenses decreased by $155,903 or 12.6% from $1,234,512 for the nine months period ended September 30, 2014 to  $1,078,609 for the same period of 2015.  The decrease is mainly because the Company strengthened controlling of running expenses payment.

Reversal of bad debt allowance increased by $1,573,416 or 100% for the nine months period ended September 30, 2015 compared with the same period of 2014 due to the Company collected loan of $1,573,416 which was reserved with bad debt allowance, from Shenyang Konggang New City Investment Development Ltd.

Depreciation and amortization was $12,188 and $17,817 for the nine months period ended September 30, 2015 and 2014 respectively.

Interest and finance costs was $780,956 and $1,575,924 for the nine months period ended September 30, 2015 and 2014 respectively. The decrease is mainly because the Company paid $14,407,794 (RMB90,000,000) to bank in March and June of 2015.

Other income, net decreased by $51,362 from $292,803 for the nine months period ended September 30, 2014 to $241,441 for the same period of 2015.

Cash Flow Discussion

Net cash flows provided by operating activities for the nine months period ended September 30, 2015 and 2014 were $2,320,719 and $1,259,484, respectively.  The increase in net operating activities cash flow amounted to $1,061,235 or 84.3%, which is due primarily to the below factors:

The Company received in advance more cash from tenants, which increased by $145,604 or 210.3% for the nine months period ended September 30, 2015 compared with the same period of 2014;

The change of accounts receivable and other receivable increased by $158,370 or 47.9% for the nine months period ended September 30, 2015 compared with the same period of 2014 due to the Company collected more cash from the customers.

The Company reduced the payment of advance to suppliers, which increased cash $158,006 for the nine months period ended September 30, 2015 compared with the same period of 2014.

Net cash flows used in investing activities were not significant.

Net cash flows used in financing activities were $1,069,297 and $0 for the nine months period ended September 30, 2015 and 2014, respectively.  In 2015 the Company made a bank loan repayment $ 14,407,794 (RMB 90,000,000) to the bank in March and June of 2015 which was substantially offset by the Company’s collection of a loan with a third party in the amount of $5,603,031(RMB 35,000,000) and the proceeds realized by the Company on the sale of common stock for $7,544,000 and a third party investment of $191,466 in the Company’s consumer products joint venture.

Liquidity and Capital Resources

Current liabilities exceeded current assets by $ 9,265,032 as of September 30, 2015.  The Short Term Loans amounted to $6,576,877 (RMB 41,800,000), and accounted for about 71.0% of the working capital deficit.  In March and June 2015, the Company repaid US$14,407,794 (RMB 90,000,000), leaving a remaining principal of US$ 6,576,877 (RMB 41,800,000) . The rest of the Short Term Loan is due in June 2016 and October 2016, and is secured by the Company’s real estate assets.  It has become common practice in China, for banks and companies to renegotiate loan extensions on an annual basis.  This is driven by the ever changing banking regulatory environment and a situation where banks are becoming more conservative.  Under the circumstances, most lending banks have usually worked closely with borrowers for loan extension or restructuring within the administrative guidelines of the government.  As State policies are issued outside the control of the banks in China and form part of the macro and micro-economic measures, many bankers and their customers work together to deal with the situation provided the borrowers are responsible.

Contractual Obligations

The following table was a summary of the Company’s contractual obligations as of September 30, 2015:

	Total	Less than one year	1-3 Years	Thereafter

Short-Term Debt	$6,576,877	$6,576,877	$-	$-
Long-Term Debt	-	-	-	-
Amounts due to related parties	-	-	-	-
Construction commitments	-	-	-	-
Total Contractual Cash Obligations	$6,576,877	$6,576,877	$-	$-

PART II.  OTHER INFORMATION.

Item 6.    Exhibits.

Copies of the following documents are included or furnished as exhibits to this report, pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

31.1	31	The certification of chief executive officer and chief financial officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	32	The certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: November 16, 2015	By:	/s/ Frank Jiang
Frank Jiang, CEO (Principal Executive Officer) (Principal Financial and Accounting Officer)