Form 10-K
period 2015-12-31
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2016-04-14
CIK 828878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-K

☒           Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015, or

☐           Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934
for the transition period from              to

Commission File No. 0-23015

GREAT CHINA INTERNATIONAL HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0450232
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

C Site 26F PresidentBuilding, No. 69 Heping North Street
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
☐  Large accelerated filer  ☐  Accelerated filer   ☐  Non-accelerated filer   ☒Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates on June 30, 2015, based on the average bid and asked prices on that day was $8,103,429.  As of March 15, 2016, the Registrant had outstanding 14,059,966 shares of common stock, par value $0.001.

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

This annual report contains forward-looking statements including statements regarding, among other things, (a) negotiating our plans for developing or participating in the development of health wellness consumer products, (b) our growth strategies, (c) our future financing plans, (d) our anticipated need for working capital and (e) the impact of governmental regulation. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors and matters described in this annual report.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will in fact occur.

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

The Company is currently focused primarily on real estate leasing, management, and consulting activities in the city of Shenyang.  There are no development projects underway at this time and no development projects were implemented during 2015.  As a result of these circumstances, the Company focused on leasing and property management, which accounted for all of our revenue in 2015.

Recent Developments

On March 31, 2015, we completed the sale of 2,300,000 shares of our common stock at a price of US$3.28 per share, or a total of $7,544,000, to two non-US business entities.  We intend to use the funding for company operations and developments.

Going forward in 2016 and beyond, the Company hopes to expand beyond real estate and also to enter into the health and wellness sector, a growing area in China where the Company feels it can be successful due to its strategic relationships and strong capital base.  Over the next year, we hope to make many strides and achievements in the areas of health and wellness.  In April, 2015, we set up a research and development relationship in Japan to begin research on Macadamia Nuts and PerillaFrutescens, two crops that we plan on focusing significant efforts in the future to create new products and to vertically integrate into brands that will be sold to the health-conscious Chinese consumer.

Building Leasing and Management Services

Our leasing and management services were conducted in 2015 primarily with respect to real estate projects we developed in prior years.  The following is a description of those projects.

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

When the President Building was built, it was one of the few commercial buildings in Shenyang that was positioned as premium commercial building.  Over the years, a number of commercial buildings were built to fulfill an increasing demand.  The President Building maintains its competitiveness mainly with its strong location at the financial center of Shenyang.  Tenant satisfaction is closely monitored and maintained through surveys and regular networking meetings.  Though minor renovations are ongoing in the Building, we anticipate no major renovations in the near future.  The aggregate occupancy rate for the two towers at the end of 2014 and 2015 was 96.32% and 95.21%, respectively, ranked among the highest in Shenyang.  The tenants as a whole are engaged in a variety of businesses, including real estate, foreign trade, investment, insurance, e-commerce, media, advertisement, and heath care.

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

City of Shenyang

Shenyang is a city of approximately 8.2 million people in Liaoning Province, located in northeastern China (Manchuria), approximately 435 miles northwest of Beijing. The largest city in northeast China, Shenyang is the economic, cultural, transportation and trade center of the region, there being eight industrial cities within a 150-kilometer radius of Shenyang. Shenyang’s Taoxian International Airport is the largest airport in northeast China, and the city also has developed railway and expressway networks.  Shenyang is rich in industrial resources. Manufactures include heavy machinery, tractors, motor vehicles, cables, machine tools (Shenyang has one of the largest machine-tool plants in China), transformers, textiles, chemicals, paper products, medicines, and cement. Copper, zinc, and lead are also smelted in the city. Shenyang is also the seat of Liaoning University, Northeastern University, China Medical University, Shenyang Conservatory of Music, and numerous other specialized institutes.  We believe all these factors indicate that the demand for commercial space to support this economic growth will remain strong in the foreseeable future.

Employees

The Company currently has 121employees, 15 of whom are engaged in administration activities, and 106 of whom are engaged in property management activities.

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

ITEM 1B.                     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                        PROPERTIES

General

The Company, through Shenyang Maryland, is engaged in the business of leasing commercial office and retail space owned by the Company in the city of Shenyang.  Properties under management include the following:

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

●              The Maryland Building consists of 12,858 square meters, of which 1,115 square meters are held for leasing purposes.

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

The Company owes approximately US$14,795,474 to the bank, as a result of financing transactions that occurred prior to 2007.  This loan was due October 13, 2015, but was extended by the bank to October 31, 2016, which was another in a series of annual extensions by the bank.  In 2015, the Company repaid RMB101,800,000 (US$15,715,212), leaving a remaining principal of RMB30,000,000 (US$4,631,202), and the interest rate was set at 6.18% per annum.  The loan agreement provides that Shenyang Maryland must notify the Bank of certain material changes in its business that may occur during the term of the loan agreement, provides for penalties in the event of various events of default, and also provides that the amount of the Loan is secured by a pledge of property owned by Shenyang Maryland, including part of the President Building, as security for payment of the loan.

The total area of the President Building owned by the Company is 61,448.74 square meters, and the mortgaged area is 7,682.01 square meters.  From August 2015, the realty tax for the President Building is 8.13% of the total rental income (realty tax was 12% prior thereto), and the total realty tax for the year 2015 was RMB3,543,866 (approximately US$547,079).  The mortgage details for the President Building are as follows:

Lender(bank)	Amount of loan (RMB: 000’s)	Guaranty (President Building)	Mortgaged Area

Commercial Bank of China Zhongshan Branch	30,000	Block C, 13th – 19th Floor	7682.01

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

Calendar Quarter Ended	High Bid ($)	Low Bid ($)

March 31, 2014	0.2999	0.03
June 30, 2014	0.11	0.11
September 30, 2014	0.20	0.10
December 31, 2014	0.51	0.21

March 31, 2015	6.45	3.90
June 30, 2015	2.90	2.90
September 30, 2015	2.51	2.51
December 31, 2015	3.25	3.25

Dividends

We did not make any distributions to shareholders in 2015 or 2014.  Our present intention is to retain any earnings for use in our business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Security Holders

At March 15, 2016, there were approximately 155 holders of record of our common stock.

Equity Compensation Plans

As of December 31, 2015, there were no equity securities authorized for issuance under any of our compensation plans.

Repurchases of common stock

There were no repurchases of equity securities by Great China Holdings in the fourth quarter of 2015.

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

Executive Summary

Great China International Holdings, through its various subsidiaries, is or has been engaged in commercial and residential real estate leasing, management, consulting, investment, development and sales, We conduct all our operation in the People’s Republic of China through our direct and indirect wholly owned subsidiaries; Silverstrand International Holdings Company Limited (“Silverstrand”)., Shenyang Maryland International Industry Company Limited (“Maryland”), Shenyang Ai Zhuang Trading Co., Ltd (“Ai Zhuang”), and the 53% owned entity, Panacea Co., Ltd. (“Panacea”). Ai Zhuang and Panacea Co., Ltd. were established during the first six months of 2015 to engage in wholesale and retail distribution of consumer products including food products, dietary supplements, household products and publications. Ai Zhuang and Panacea had started business operation during the quarter ended September 30, 2015.

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

Results of Operations

Comparison of operations for the year ended December 31, 2015 and 2014:

The Company had net income of $2,424,394 for the year ended December 31, 2015, which represents an increase in net income by $6,737,814 compared with a net loss of $4,313,420for the year ended December 31, 2014.  Components resulting in this increase are discussed below.

Revenues increased by $3,881 from $7,986,192, for the year ended December 31, 2014 to $7,990,073  for the same period of 2015.  Although there is an addition of revenue stream of consumer product sales, the revenue is comparable between the two years since the consumer product sales only began from September 2015.

The cost of revenue decreased by $667,340from $6,289,306 for the year ended December 31, 2014 to $5,621,966 for the year ended December 31, 2015. The decrease was mainly due to lower cost, primarily repair and maintenance activities, for rental operations.

The gross margin was 29.6% and 13.2% for the year ended December 31, 2015 and 2014 respectively.  This increase is attributable to the Company's effective cost controlling measure and less repair and maintenance activities for the rental properties during 2015.

Selling expenses decreased by $11,794 or 27.7% from $42,638 for the year ended December 31, 2014 to $30,844 for the year ended December 31, 2015.  This decrease is attributable to the Company's effective cost controlling measure during 2015.

General and administrative expenses decreased by $2,949,438 or 66.96% from $4,404,991 for the year ended December 31, 2014 to $1,455,553 for the year ended December 31, 2015.  The decrease was mainly due to the provision for bad debt of over $2.7 million was provided during 2014, whereas there was no provision during 2015.

Reversal of bad debt allowance increased by $2,231,756 for the year ended December 31, 2015 compared with the year ended December 31, 2014 due to the Company collected loan of $2,231,756 which was reserved with bad debt allowance, from Shenyang Konggang New City Investment Development Ltd during 2015.

Depreciation and amortization was $14,635 and $24,137 for the year ended December 31, 2015 and 2014 respectively.

Interest and finance costs was $874,327 and $2,129,690 for the year ended December 31, 2015 and 2014 respectively. The decrease is mainly because the Company paid off over $16 million of bank loans during 2015.

Liquidity and Capital Resources

The cash balance at December 31, 2015 was $9,819,206. Of the $9,819,260, we had $7,185,987 denominated in US dollars mainly deposited in a bank in United States, as well as a bank in Hong Kong, $2,528,208 denominated in Renminbi and deposited in banks in China $99,444 denominated in Japanese Yen deposited in a bank in Japan, and $5,621 denominated in Hong Kong dollars in Hong Kong bank.

During 2015, the Company repaid US$14,407,794 (RMB 90,000,000) and US$1,821,606 (RMB11,800,000), leaving a remaining principal of US$4,631,202 (RMB30,000,000) . The rest of the Short Term Loan is due in June 2016 and October 2016, and is secured by the Company’s real estate assets.  It has become common practice in China, for banks and companies to renegotiate loan extensions on an annual basis.  This is driven by the ever changing banking regulatory environment and a situation where banks are becoming more conservative.  Under the circumstances, most lending banks have usually worked closely with borrowers for loan extension or restructuring within the administrative guidelines of the government.  As State policies are issued outside the control of the banks in China and form part of the macro and micro-economic measures, many bankers and their customers work together to deal with the situation provided the borrowers are responsible.

Net cash flows provided by operating activities for the year ended December 31, 2015 and 2014 were $3,573,466 and $1,685,766, respectively.  The increase in net operating activities cash flow amounted to $1,887,700 or 112.0%, which is due primarily to the significant increase of net income which increased from net loss of $4,313,420 to net income of $2,424,394 in 2015. There was also increase in accounts payable and accrued expenses, advance from customers and tax payable.

Net cash flows used in investing activities were not significant.

Net cash flows used in and provided by financing activities were $2,467,020and $162,306 in 2015 and 2014, respectively. In 2015, the Company made a bank loan repayment $16,228,054 (RMB 101,800,000) to the bank during 2015 which was substantially offset by the Company’s collection of loan receivable from the third parties in the amount of $6,217,034(RMB 39,000,000) and the proceeds realized by the Company on the sale of common stock for $7,544,000 during 2015.

Contractual Obligations

The following table was a summary of the Company’s contractual obligations as of December 31, 2015:

	Total	Less than one year	1-3 Years	Thereafter

Short-Term Debt	$4,631,202	$4,631,202	$-	$-
Long-Term Debt	-	-	-	-
Amounts due to related parties	-	-	-	-
Construction commitments	-	-	-	-
Total Contractual Cash Obligations	$4,631,202	$4,631,202	$-	$-

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

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  As required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015.  Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company's internal control over financial reporting was effective as of December 31, 2015. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Position	Since

FrankJiang	60	Chief Executive Officer, President, Chief Financial Officer, and Chairman of the Board	2015
Jiang Peng	53	Director	2008

All executive officers are elected by the board and hold office until their successors are duly elected and qualified.  Each director is elected by the stockholders and serves until resignation or election of a successor by the stockholders.

Biographies

The following is information on the business experience of each of the officers.

Since June 2008, Frank Jiang served as the executive director of Shengyang YunFeng Investment Co., Ltd. which engaged in real estate development and investment, and he also served as the director of the Company's wholly owned subsidiary, Shenyang Maryland International Industry Co., Ltd. In April 2015, Frank Jiang was appointed as Chief Executive Officer and President of the Company in replacement of Jiang Peng. He was also elected to serve as the Chief Financial Officer of the Company at the same time.
Mr. Jiang has extensive experience in real estate development, operation and investment in China market.

Jiang Peng has served as Chairman of the Board of the Company from May 2008 to April 2015, and continues to serve as a director.Prior to this appointment, he had served in the previous five years as Chairman as General Manager of Shenyang Maryland, a subsidiary of Great China Holdings, where he played a key role in the development of several of our large real estate projects, including Chenglong Garden, Qiyun New Village and the President Building.  Jiang Peng and Frank Jiang are brothers.  Mr. Jiang’s long experience with the operations of the Company generally, and specifically with the real estate business in the Shenyang market, makes him particularly well qualified to serve as a director and manage the present operations of the Company.

Audit Committee; Financial Expert

The Board of directors has not established an audit committee, so the entire Board of Directors performs the functions associated with an audit committee, including, evaluating financial reporting matters, monitoring internal controls, compliance with internal financial policies, and engaging the registered independent accounting firm to audit the financial statements of Great China Holdings.  None of our directors are independent under the definition set forth in Rule 5605(a)(2) of the NASDAQ Listing Rules.  The Board of Directors has determined that Frank Jiang is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

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

ITEM 11.                      EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary($)	All Other Compensation($)	Total($)

Frank Jiang	2015	--	--	--
Chief Executive Officer	2014	--	--	--
	2013	--	--	--

Jiang Peng	2015	21,255	--	21,255
Chairman of the Board	2014	128,937	--	128,937
	2013	132,151	--	132,151

Discussion of Summary Compensation Table

For his service as Chief Executive Officer, President, Chief Financial Officer, and Chairman of the Board since April 2015, Frank Jiang has not received any compensation from the Company.

For his service as Chairman of the Board, Jiang Peng was paid a monthly salary of RMB 133,333(approximately US$10,627) in the first two months of 2015.

Outstanding Equity Awards

There are no outstanding equity awards held by our named executive officers at December 31, 2015.

Director Compensation Table

There was not compensation paid to our directors in addition to the amounts described above.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 15, 2016, the number and percentage of the outstanding shares of common stock which, according to the information supplied to Great China International, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock.

Name and Address	Number of Shares	Percent of Class

5% Beneficial Owners
East Gate Development (HK) Company Limited Room 4901&4909 49/F, Office Tower Convention Plaza 1 Harbour Road Wanchai HK	2,000,000	14.2

Officers and Directors
Frank Jiang C Site 26F President Building No. 69 Heping North Street, Heping District Shenyang 110003, People’s Republic of China	8,245,447(1)	58.6

Jiang Peng C Site 26F President Building No. 69 Heping North Street, Heping District Shenyang 110003, People’s Republic of China	1,020,233(2)	7.3

All executive officers and directors as a group (2 persons)	9,265,680	65.9

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

•	the contract or transaction is fair as to Great China International as of the time it is authorized or approved.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Great China Holdings paid or accrued the following fees in each of the prior two fiscal years to its principal accountant:

	Year ended	Year ended
	December 31,2015	December 31,2014
1. Audit fees	$77,044	$81,180
2. Audit-related fees	4,500	4,500
3. Tax fees	-0-	-0-
4. All other fees	-0-	-0-
Totals	$81,544	$85,680

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

The Board reviewed the audited consolidated financial statements of Great China Holdings as of and for the years ended December 31, 2015 and 2014, with management and the independent auditors.  Management has the sole ultimate responsibility for the preparation of Great China International’s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved Great China International’s audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2015, for filing with the Securities and Exchange Commission.

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K:

Exhibit No.	Title of Document
3.1	Articles of Incorporation (1)

3.2	Articles of Amendment effective September 15, 2005 (2)

3.3	Bylaws (1)

10.1	Loan Agreement dated June 18, 2007 between Shenyang Maryland International Industry Co., Ltd. and Shenyang City Commercial Bank (Holdings) Co., Ltd, Zhongshan Branch (2)

10.2	Loan Pledge Agreement dated June 18, 2007 between Shenyang Maryland International Industry Co., Ltd. and Shenyang City Commercial Bank (Holdings) Co., Ltd, Zhongshan Branch (2)

10.3	Form of Stock Purchase Agreement dated March 27, 2015(3)

14.1	Code of Ethics (4)

21.1	List of Subsidiaries (5)

31.1	Certification of Chief Executive Officer and Chief Financial Officer

32.1	Certifications of Chief Executive Officer and Chief Financial Officer

(1)           These exhibits are incorporated herein by this reference to our registration statement on Form 10-SB, filed with the Securities and Exchange Commission on August 21, 1997.
(2)           These exhibits are incorporated herein by this reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2007.
(3)           This exhibit is incorporated herein by this reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on April 15, 2015.
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

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: April 14, 2016	By	/s/ Frank Jiang
Frank Jiang, Chairman Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2016	/s/ Frank Jiang
Frank Jiang, Director

Date: April 14, 2016	/s/ Jiang Peng
Jiang Peng, Director

INDEX TO FINANCIAL STATEMENTS
Consolidated Financial Statements
Great China International Holdings, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors of Great China International Holdings, Inc.
and subsidiaries

We have audited the accompanying consolidated balance sheets of Great China International Holdings, Inc. and subsidiaries, as of December 31, 2015 and December 31, 2014, and the related consolidated statements of operation, stockholders' equity, and cash flows for the years ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great China International Holdings as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Kabani & Company, Inc.
Certified Public Accountants
Los Angeles,

April 14, 2016

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$9,819,260	$8,799,261
Accounts receivable, net	227,384	21,424
Other receivable, net	683,666	629,956
Other current assets	2,947	15,374
short-term loan receivable, net	-	4,029,269

Total current assets	10,733,257	13,495,284

Property and equipment, net	225,800	207,295
Rental property, net	35,502,002	40,281,830

Total assets	$46,461,059	$53,984,409

LIABILITIES AND EQUITY
Current liabilities:
Bank loans	$4,631,202	$21,242,304
Accounts payable	4,441,362	4,566,001
Accrued expenses	13,376	7,388
Other payable	1,917,779	1,893,433
Due to a related party	314,975	314,975
Payable to disposed subsidiaries	803,628	839,013
Advances from tenants	1,512,204	1,449,792
Taxes payable	4,467,561	4,535,002
Total current liabilities	18,102,087	34,847,908

Stockholders' equity:
Common stock, $.001 par value 50,000,000
shares authorized, 14,059,966 and 11,759,966 issued and outstanding
as of December 31, 2015 and December 31, 2014, respectively	14,060	11,760
Additional paid in capital	12,107,856	4,566,156
Statutory reserve	638,128	638,128
Accumulated other comprehensive income	3,684,314	4,624,890
Retained earnings	11,771,832	9,295,567
Total stockholders’ equity	28,216,190	19,136,501
Non-controlling interest	142,782	-
Total equity	28,358,972	19,136,501

Total liabilities and equity	$46,461,059	$53,984,409

The accompanying notes are integral part of these consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (INCOME) LOSS

	2015	2014
Revenues

Rental income	$5,604,719	$5,822,420
Management fee income	2,096,055	2,163,772
Consumer product sales	289,299	-
Total revenues	7,990,073	7,986,192

Cost of revenues

Rental cost	4,083,624	5,055,732
Management fee cost	1,274,092	1,233,574
Consumer product cost	264,250	-
Total cost	5,621,966	6,289,306
Gross profit	2,368,107	1,696,886

Operation expenses
Selling expenses	30,844	42,638
General and administrative expenses	1,455,553	4,404,991
Recovery of bad debt	(2,231,756)	-
Depreciation and amortization	14,635	24,137
Total operation (income) expenses	(730,724)	4,471,767

Income (loss) from operations	3,098,831	(2,774,881)

Other income (expense)

Disposal of parking lots income	-	181,295
Other income, net	430,881	409,855
Interest and finance costs	(874,327)	(2,129,690)

Total other expense	(443,446)	(1,538,539)

Income (loss) before income taxes	2,655,385	(4,313,420)

Provision for income taxes	(230,991)	-

Net income (loss)	2,424,394	(4,313,420)

Net income attributable to the Company	2,476,265	-
Net loss attributable to the non-controlling interest	(51,871)	-

Other comprehensive loss:
Foreign currency translation adjustment	(941,415)	(562,119)

Comprehensive income (loss)	$1,482,979	$(4,875,539)
Comprehensive income (loss) attributable to the Company	1,535,689	(4,875,539)
Comprehensive loss attributable to the non-controlling interest	(52,710)	-

Net income (loss) per share
Basic	$0.18	$(0.41)
Diluted	$0.18	$(0.41)

Weighted average number of shares outstanding
Basic	13,518,048	11,759,966
Diluted	13,518,048	11,759,966

The accompanying notes are integral part of these consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

				Accumulated		Retained
			Additional	Other		Earnings/	Total
	Common Stock		Paid in	Comprehensive	Statutory	(Accumulated	Stockholders'	Non-controlling
	Shares	Amount	Capital	Income	Reserve	Deficit)	Equity	interest	Total Equity
Balance, December 31, 2013	11,759,966	$11,760	$4,566,156	$5,187,009	$638,128	$13,608,987	$24,012,040	-	24,012,040

Net loss for the year ended December 31, 2014	-	-	-	-	-	(4,313,420)	(4,313,420)	-	(4,313,420)

Foreign currency translation adjustment	-	-	-	(562,119)	-	-	(562,119)	-	(562,119)

Balance, December 31, 2014	11,759,966	11,760	4,566,156	4,624,890	638,128	9,295,567	19,136,501	--	19,136,501

Issuance of shares for cash	2,300,000	2,300	7,541,700				7,544,000		7,544,000

Net income for the year ended December 31, 2015	-	-	-	-	-	2,476,265	2,476,265	(51,871)	2,424,394
Non-controlling interest	-	-	-	-	-	-	-	195,492	195,492
Foreign currency translation adjustment	-	-	-	(940,576)	-	-	(940,576)	(839)	(941,415)

Balance, December 31, 2015	14,059,966	$14,060	$12,107,856	$3,684,314	$638,128	$11,717,832	$28,216,190	142,782	28,358,972

The accompanying notes are integral part of these consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

	December 31
	2015	2014

Cash flows from operating activities:
Net income (loss)	$2,424,394	$(4,313,420)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net cash provided by operating activities
Depreciation and amortization	3,218,794	3,268,153
Bad debt (recover) expense	(2,231,756)	2,778,713
Changes in operating assets and liabilities:
Accounts receivable and other receivable	(223,648)	(48,518)
Advances to suppliers	(10,474)	(162,847）
Other current assets	(35,956)	1,100
Accounts payable and accrued expenses	176,821	24,064
Advances from customers	127,489	123,863
Income and other taxes payable	127,802	14,658

Net cash provided by operating activities	$3,573,466	$1,685,766

Cash flows used in investing activities:
Purchase of property & equipment	(41,902)	(631)

Net cash used in investing activities	(41,902)	(631)

Cash flows from financing activities:
Bank loans repayment	(16,228,054)	162,306

Proceeds from issuance of shares	7,544,000	-
Receipt of loan receivable	6,217,034	-

Net cash provided by (used in) financing activities	(2,467,020)	162,306

Effect of exchange differences	(44,545)	(163,656)

Net increase in cash and cash equivalents	$1,019,999	$1,683,785

Cash and cash equivalents, beginning of period	$8,799,261	$7,115,476

Cash and cash equivalents, end of period	$9,819,260	$8,799,261,

Supplemental disclosures of cash flow information:
Interest paid	$883,400	$2,148,111
Income taxes	$-	$-

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

2.             Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP")and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Silverstrand International Holdings Company Limited, Shenyang Maryland International Industry Company Limited, Shenyang Ai Zhuang Trading Co., Ltd (“Ai Zhuang”), and the 53% owned entity, Panacea Co., Ltd. Ai Zhuang and Panacea Co., Ltd. All significant inter-company transactions and balances within the Company are eliminated in consolidation.

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

Cash and cash equivalents

The Company considers all cash on hand and in banks, including certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Other receivable

Other receivable relates to the deposits to the service providers and vendors and tax refund receivable. The net balance as of December 31, 2015 and 2014 was $683,666 and $629,956, respectively.

Allowance for doubtful accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and other receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2015 and December 31, 2014, the Company reserved $1,644,340 and $1,817,799respectively, for other receivable bad debt, and $675,929 and $705,691, respectively, for accounts receivable bad debt. The Company also reserved $2,415,944 and $4,778,713 respectively for loans receivable as of December 31, 2015 and 2014 respectively.

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

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized as of December 31, 2015 and December 31, 2014 respectively.

Properties held for rental

Properties include buildings held for rental and land use rights, which are being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over 20-26 years. As of December 31, 2015 and December 31, 2014, net property held for rental amounted to $35,502,002 and $40,281,831 respectively. Accumulated depreciation of rental properties amounted to $35,044,528 as of December 31, 2015 and $33,350,033 as of December 31, 2014.

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

Consumer product sales − The Company generally recognizes revenue upon delivery and when both the title and risk pass to the customers, or purchasers of the products. Consumer product sales are recognized net of product returns, discounts and taxes.  A reserve for product returns is accrued based on historical experience. There was no sales return recorded during the years ended December 31, 2015 and December 31, 2014.

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

As of December 31, 2015 and December 31, 2014, respectively, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share as the effect of options outstanding at that time was anti- dilutive.

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

Non-controlling interest

Non-controlling interest represents the portion of equity that is not attributable to the Company. The net income (loss) attributable to non-controlling interests are separately presented in the accompanying statements of income and other comprehensive income. Losses attributable to non-controlling interests in a subsidiary may exceed the interest in the subsidiary’s equity. The related non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit of the non-controlling interest balance. The non-controlling interest % of entity Panacea Co., Ltd., which was set up in April 2015, was 47%, with the amount of $142,782 as of December 31, 2015.

Concentrations of business and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents, accounts receivable and other receivables arising from its normal business activities. The Company places its cash and cash equivalents in the financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. The Company maintains large sums of cash in two major banks in China. The aggregate balance in such accounts as of December 31, 2015 was $2,525,667 which is not covered by insurance in China

The Company has a diversified customer base, most of which are in China.

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

The Company’s operations are carried out in China. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments of China. Due to the current economic conditions in China and challenges being faced by the Chinese economy, the Company may face a risk of reduction in future revenue growth and non collection of receivables from the customers in China. Also, the Company's revenue, cost of revenue and expense transactions are generally denominated in RMB and a significant portion of the Company's assets and liabilities are denominated in RMB. The RMB is not freely convertible into foreign currencies. In the PRC, foreign exchange transactions are required by law to be transacted only by authorized financial institutions at exchange rates set by the PBOC. Remittances in currencies other than RMB by the Company in the PRC must be processed through the PBOC or other PRC foreign exchange regulatory bodies and require certain supporting documentation in order to effect the remittance. If such foreign exchange control system prevents the Company from obtaining sufficient foreign currencies to satisfy its currency demands, the Company may not be able to pay dividends in foreign currencies and the Company's ability to fund its business activities that are conducted in foreign currencies could be adversely affected.

Statement of cash flows

Cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Impairment of Long-lived Assets

The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

Fair Value of Financial Instruments

The Company applies the provisions of ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. For certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and short-term debt, the carrying amounts approximate fair value due to their relatively short maturities. The carrying amounts of the long-term debt approximate their fair values based on current interest rates for instruments with similar characteristics.

The three levels of valuation hierarchy are defined as follows:

Level 1:	Valuations consist of unadjusted quoted prices in active markets for identical assets and liabilities and has the highest priority.

Level 2:	Valuations rely on quoted prices in markets that are not active or observable inputs over the full term of the asset or liability.

Level 3:
Valuations are based on prices or third party or internal valuation models that require inputs that are significant to the fair value measurement and are less observable and thus have the lowest priority.

Management analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities From Equity” and ASC 815, “Derivatives and Hedging.” Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant and option derivatives are valued using the Black-Scholes model.

Segment Reporting

The Company defines operating segments as components about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. The Company allocates its resources and assesses the performance of its sales activities based on the geographic locations of its subsidiaries.

Recent accounting pronouncements

Simplifying the Presentation of Debt Issuance Costs: In April 2015, the FASB issued ASU 2015-03-Simplifying the Presentation of Debt Issuance Costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company is currently evaluating the effect that the adoption of this standard will have on its financial statements.

Amendments to the Consolidation Analysis: In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) — Amendments to the Consolidation Analysis.” ASU No. 2015-02 eliminates the deferral of the requirements of ASU No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” for certain interests in investment funds and provides a scope exception from Topic 810 for certain investments in money market funds. The ASU also makes several modifications to the consolidation guidance for VIEs and general partners’ investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the effect that the adoption of this standard will have on its financial statements.

Income Statement-Extraordinary and Unusual Items: In January 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-01 about Income Statement-Extraordinary and Unusual Items (Subtopic 225-20). ASU 2015-01 addresses the elimination from U.S. GAAP the concept of extraordinary items. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. This amended guidance will prohibit separate disclosure of extraordinary items in the income statement. This amendment is effective for years, and interim periods within those years, beginning after December 15, 2015. Entities may apply the amendment prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the year of adoption. The Company intends to adopt the accounting standard during the first quarter of 2016, as required, with no material impact.

Stock Based Compensation: In June 2014, the FASB issued ASU No. 2014-12 (ASU 2014-12), Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is currently evaluating the effect that the adoption of this standard will have on its financial statements.

Disclosure of Going Concern Uncertainties:    In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for us in our fourth quarter of fiscal 2017 with early adoption permitted. We do not believe the impact of our pending adoption of ASU 2014-15 on the Company’s financial statements will be material.

Revenue Recognition:    In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2018 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

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

3.             Loans receivable

The company entered into series of collateralized loan agreements with third parties from 2009, the  net loan receivable is $0 and $4,029,269 as of December 31, 2015 and December 31, 2014, respectively.

During 2011, the Company entered into a collateralized loan agreement with Beijing Sihai Real Estate Development Ltd., pursuant to which the Company loaned $2,788,254 due on November 29, 2013, and then resigned the agreement at the same terms due on November 29, 2015.  The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period plus 10%.  As of the December 31,2012, the balance of loan receivable was $3,916,449 according to the updated loan agreement. In 2013, the Company collected $2,304,742 on the loan, and then again made a loan of $2,925,249 to Beijing Sihai Real Estate Development Ltd.  In 2014, the Company collected $161,171 on the loan. Although the loan will be due on November 29, 2015, the Company accrued bad debt provision of $2,764,078 with the consideration of uncertain collectability of the remaining loan balance. On January 19, 2015, the Company subsequently collected $1,611,707 on the loan. In December 24, 2015, the company collected $617,494 on the loan.  The gross loan receivable from Beijing Sihai Real Estate Development Ltd., was $2,030,010 which was fully reserved and $2,764,078 as of December 31, 2015 and December 31, 2014, respectively.

During 2011, the Company entered into a collateralized loan agreement with Shenyang Landing Concrete Ltd., pursuant to which, the Company loaned $2,417,561, due on March 27, 2013.  The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period.  On November 30, 2011, the Company, along with Shenyang Landing Concrete Ltd., reassigned the loan amount to KaiyuanHongyun Concrete Admixture Ltd., with the same terms due on November 30, 2013.  In August 15, 2013, the loan agreement was extended to August 15, 2015, on the same terms. As of the March 12, 2015, the Company collected all the loan receivable from KaiyuanHongyun Concrete Admixture Ltd.

During 2009, the Company entered into an uncollateralized loan agreement with ZhongxinGuoan Ltd., pursuant to which the Company loaned $2,014,634 due on October 30, 2011.  The loan bore interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period.  Subsequent to the issuance of the loan, the Company determined that the loan was uncollectible and recorded a reserve on the entire loan amount.  Therefore this loan is not included in the loans receivable on the balance sheet. During the fourth quarter of 2011, this loan was reassigned to Shenyang Konggang New City Investment Development Ltd., who is working on a development project with ZhongxinGuoan Ltd.  The loan remains uncollateralized and is now due on October 30, 2015.  The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period. On May 31, 2015, the Company collected $1,543,734 on the loan. As of December 31, 2015, the gross loan receivable from Shenyang Konggang New City Investment Development Ltd. was $385,933 which was fully reserved.

4.             Property and equipment

Property, Plant & Equipment consisted of the following:

	December 31, 2015	December 31, 2014

Building	$15,144	$15,811
Automobile	1,136,790	1,186,845
Office equipment & Furniture	609,932	578,069
	1,761.866	1,780,725
Accumulated depreciation	(1,536,066)	(1,573,430)
Property and equipment, net	$225,800	$207,295

The Company recorded depreciation expense relating to properties held for rental, as well as property and equipment amounting to $3,218,794 and $3,268,153 for the years ended December 31, 2015 and 2014, respectively, of which, $14,635 and $24,137 were recorded as general and administrative expense, respectively.

As of December 31, 2015, fixed assets and rental property totaling $6,035,843 were pledged as security for various bank loans totaling $4,631,202.

5.             Accrued expenses

Accrued expenses consisted of the following:

	December 31, 2015	December 31, 2014

Payroll and welfare payable	$4,260	$2,773
Accrued expenses	9,116	4,615
Total	$13,376	$7,388

6.             Other payables

Other payables consisted of the following:

	December 31, 2015	December 31, 2014
Customer guarantee deposit	$1,117,614	$1,146,627
Customer deposit for property decoration	18,502	17,705
Miscellaneous payable	781,663	729,101
Total	$1,917,779	$1,893,433

7.             Related party transaction

The due to a related party is the amount due to a Company’s stockholder. The amount of due to a related party is both $314,975 as of December 31, 2015 and 2014.

8.             Tax payables

Tax payables consisted of the following:

	December 31, 2015	December 31, 2014

Income tax payable in Mainland China	$1,576,275	$1,449,641
Business tax	602,586	647,510
Land VAT payable	2,316,391	2,418,386
Other levies	(27,691)	19,465
Total	$4,467,561	$4,535,002

9.             Payable to disposed subsidiary

The Company had amounts due to a Loyal Best, a previously disposed of entity, as of December 31, 2015 and December 31, 2014 in the amount of $803,628 and $839,013, respectively.

10.           Loan Payable

Loans payable (including accrued interest) consisted of the following:

Nature	Due on	Interest per Annum	December 31, 2015	December 31, 2014
Bank loan	6-12-2016	8.775%	$4,631,202	$6,446,830
Bank loan	10-13-2015	10.395%	-	14,795,474

Less current portion
			$4,631,202	$21,242,304

The above loans are secured by Company rental properties.

For the year ended December 31, 2015 and 2014, the Company’s incurred interest expense of $883,394 and $2,148,111, respectively.

11.           Income taxes

The Company is registered in the State of Nevada and has operations in primarily four tax jurisdictions – the People’s Republic of China, Japan, Hong Kong and the United States.

United States

For operation in the US, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at US as of December 31, 2015. Accordingly, the Company has no net deferred tax assets under the US entity.

Hong Kong

Silverstrand is incorporated in Hong Kong.  Pursuant to the income tax laws of Hong Kong, the Company is not subject to tax on non-Hong Kong source income.

Japan

Panacea is incorporated in Japan. Since the Company is uncertain when the net accumulated operating losses will be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at Japan as of December 31, 2015. Accordingly, the Company has no net deferred tax assets under Panacea.

PRC

Maryland and Aizhuang are subject to an Enterprise Income Tax at 25% and each files its own tax return.

The provision for income taxes consisted of the following for the year ended December 31:

	2015	2014

Current	$230,991	$-
Deferred	-	-

	$230,991	$-

The following table reconciles the effective income tax rates with the statutory rates for the year ended December 31:

	2015	2014

Statutory rate – PRC	25.0%	(25.0%)
Change in valuation allowance	(9.2%)	25.0
Other	(7.1%)	0.0

Effective income tax rate	8.7%	0.0%

12.           Stockholders’ equity

On March 31, 2015, the Company completed the sale of 2,300,000 shares of its common stock at a price of US$3.28 per share, or a total of $7,544,000, to two non-U.S. unrelated business entities. There are no options or warrants associated, nor conversion features embedded in this transaction.

13.           Statutory reserve

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

The Company did not contribute to statutory reserve for the years ended December 31, 2015 and 2014, respectively.

14.           Segment information

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

During 2015and 2014, the Company was organized into two main business segments: (1) Property for sale, and (2) Rental income and Income of management fee of commercial buildings. The following table presents a summary of operating information and certain year-end balance sheet information as of year ended of December 31, 2015and 2014, respectively.

	December 31
	2015	2014
Revenues from unaffiliated customers:
Rental income & Management fee	7,700,744	7,986,192
Consumer product sales	289,299	-
Consolidated	$7,990,073	7,986,192
Operating income (loss):
Rental income & Management fee	3,474,243	(2,647,401)
Consumer product sales	(138,918)	-
Corporation (1)	(236,494)	(127,480)
Consolidated	$3,098,831	(2,774,881)
Net income (loss):
Rental income & Management fee	2,772,102	(4,367,631)
Consumer product sales	(110,081)	-
Corporation (1)	(237,627)	54,211
Consolidated	$2,424,394	(4,313,420)
Identifiable assets:
Rental income & Management fee	38,754,91	43,351,124
Consumer product sales	514,459	-
Corporation (1)	7,191,609	10,633,285
Consolidated	$46,461,059	53,984,409
Depreciation and amortization:
Rental income & Management fee	3,216,908	3,268,153
Consumer product sales	1,886	-
Corporation (1)	-	-
Consolidated	$3,218,794	3,268,153

Capital expenditures:
Rental income & Management fee	15,238	631
Consumer product sales	26,146	-
Consolidated	$41,384	631

(1). Unallocated loss from Operating income (loss) and Net income before provision for income taxes are primarily related to general corporate expenses.