Form 10-Q
period 2016-03-31
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2016-05-16
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity:  As of March 31, 2016, there were 14,059,966 shares of common stock outstanding.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of
	March 31, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$9,387,579	$9,819,260
Accounts receivable, net	292,281	227,384
Other receivable, net	701,028	683,666
Other current assets	3,152	2,947

Total current assets	10,384,039	10,733,257

Property and equipment, net	231,013	225,800
Rental property, net	34,885,960	35,502,002

Total assets	$45,501,012	$46,461,059

LIABILITIES AND EQUITY
Current liabilities:
Bank loans	$3,109,222	$4,631,202
Accounts payable	4,395,567	4,441,362
Accrued expenses	12,198	13,376
Other payable	1,916,112	1,917,779
Due to a related party	314,975	314,975
Payable to disposed subsidiaries	807,342	803,628
Advances from tenants	1,534,765	1,512,204
Taxes payable	4,489,859	4,467,561
Total current liabilities	16,580,040	18,102,087

Stockholders' equity:
Common stock, $.001 par value 50,000,000
shares authorized, 14,059,966 issued and outstanding
as of March 31, 2016 and December 31, 2015	14,060	14,060
Additional paid in capital	12,107,856	12,107,856
Statutory reserve	638,128	638,128
Accumulated other comprehensive income	3,800,644	3,684,314
Retained earnings	12,250,349	11,771,832
Total stockholders’ equity	28,811,037	28,216,190
Non-controlling interest	109,935	142,782
Total equity	28,920,972	28,358,972

Total liabilities and equity	$45,501,012	$46,461,059

The accompanying notes are integral part of these unaudited consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 and 2015
(UNAUDITED)

	2016	2015
Revenues

Healthcare product sales	$4,286	$-
Rental income	1,349,974	1,367,187
Management fee income	488,392	534.690
Total revenues	1,842,652	1,901,878

Cost of revenues

Healthcare product sales	6,427	-
Rental cost	901,129	1,106,711
Management fee cost	454,498	434,969
Total cost	1,362,054	1,541,680
Gross profit	480,598	360,198

Operation expenses
Selling expenses	4,191	7,218
General and administrative expenses	435,061	373,151
Recovery of bad debt	(611,678)	-
Depreciation and amortization	2,207	5,015
Total operation (income) expenses	(170,219)	385,385

Income (loss) from operations	650,817	(25,187)

Other income (expense)

Disposal of parking lots income	26,761	-
Other income, net	34,796	48,895
Interest and finance costs	(65,454)	(487,519)

Total other expense	(3,897)	(438,625)

Income (loss) before income taxes	646,920	(463,812)

Provision for income taxes	209,404	-

Net income (loss)	437,516	(463,812)

Net income attributable to the Company	478,517	(463,812)
Net loss attributable to the non-controlling interest	(41,001)	-

Other comprehensive loss:
Foreign currency translation adjustment	116,331	(17,350)

Comprehensive income (loss)	$553,847	$(481,162)
Comprehensive income attributable to the Company	586,694	(481,162)
Comprehensive loss attributable to the non-controlling interest	(32,847)	-

Net income (loss) per share
Basic	$0.03	$(0.04)
Diluted	$0.03	$(0.04)

Weighted average number of shares outstanding
Basic	14,059,966	11,785,522
Diluted	14,059,966	11,785,522

The accompanying notes are integral part of these consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED)

	March 31
	2016	2015

Cash flows from operating activities:
Net income (loss)	$437,516	$(463,812)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net cash provided by operating activities
Depreciation and amortization	770,292	815,139
Bad debt (recovery) expense	(611,678)	-
Changes in operating assets and liabilities:
Accounts receivable and other receivable	(109,325)	(126,674)
Advances to suppliers	-	(48,321)
Other current assets	(203)	(652)
Accounts payable and accrued expenses	(46,975)	23,171
Other payables	(1,665)	-
Advances from customers	22,559	175,364
Payable to disposed subsidiaries	3,714	-
Income and other taxes payable	22,298	22,405

Net cash provided by operating activities	$486,533	$396,621

Cash flows used in investing activities:
Purchase of property & equipment	(5,230)	(1,315)

Net cash used in investing activities	(5,230)	(1,315)

Cash flows from financing activities:
Loans repayment from the borrowing parties	611,678	4,009,760
Loans paid to the bank	(1,521,981)	(11,227,327)
Proceeds from stock issuance, net of offering costs	-	2,934,000

Net cash used in financing activities	(910,303)	(4,283,567)

Effect of exchange differences	(2,680)	(68,404)

Net increase in cash and cash equivalents	$(431,681)	$(3,956,665)

Cash and cash equivalents, beginning of period	$9,819,260	$8,799,261

Cash and cash equivalents, end of period	$9,387,579	$4,842,596

Supplemental disclosures of cash flow information:
Interest paid	$65,636	$493,112
Income taxes	-	-

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

Allowance for doubtful accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and other receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2016 and December 31, 2015, the Company reserved $3,458,701 and $1,644,340 respectively, for other receivable bad debt, and $681,233 and $675,929, respectively, for accounts receivable bad debt. The Company also reserved $0 and $2,415,944 respectively for loans receivable as of March 31, 2016 and December 31, 2015 respectively.

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

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized as of March 31, 2016 and December 31, 2015 respectively.

Properties held for rental

Properties include buildings held for rental and land use rights, which are being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over 20-26 years. As of March 31, 2016 and December 31, 2015, net property held for rental amounted to $34,885,960 and $35,502,002 respectively. Accumulated depreciation of rental properties amounted to $35,985,386 as of March 31, 2016 and $35,044,528 as of December 31, 2015.

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

As of March 31, 2016 and December 31, 2015, respectively, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share as the effect of options outstanding at that time was anti- dilutive.

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

Non-controlling interest

Non-controlling interest represents the portion of equity that is not attributable to the Company. The net income (loss) attributable to non-controlling interests are separately presented in the accompanying statements of income and other comprehensive income. Losses attributable to non-controlling interests in a subsidiary may exceed the interest in the subsidiary’s equity. The related non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit of the non-controlling interest balance. The non-controlling interest % of entity Panacea Co., Ltd., which was set up in April 2015, was 47%, with the amount of $109,935 and $142,782 as of March 31, 2016 and December 31, 2015, respectively.

Concentrations of business and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents, accounts receivable and other receivables arising from its normal business activities. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions. The Company maintains large sums of cash in two major banks in China. The aggregate balance in such accounts as of March 31, 2016 was $2,245,457. There is no insurance securing these deposits in China. The Company has a diversified customer base, most of which are in China.

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

Recent accounting pronouncements

There have been no new accounting pronouncements during the period ended March 31, 2016 that are of significance, or potential significance, to the Company.

Reclassifications

Certain amounts in the 2015 financial statements may have been reclassified to conform to the 2016 presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

3.             Loans receivable

The company entered into series of collateralized loan agreements with third parties from 2009, the total loan receivable is $0 and $0 as of March 31, 2016 and December 31, 2015, respectively.

During 2011, the Company entered into a collateralized loan agreement with Beijing Sihai Real Estate Development Ltd., pursuant to which the Company loaned $2,788,254 due on November 29, 2013, and then resigned the agreement at the same terms due on November 29, 2015.  The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period plus 10%.  As of the December 31,2012, the balance of loan receivable was $3,916,449 according to the updated loan agreement. In 2013, the Company collected $2,304,742 on the loan, and then again made a loan of $2,925,249 to Beijing Sihai Real Estate Development Ltd.  In 2014, the Company collected $161,171 on the loan. Although the loan will be due on November 29, 2015, the Company accrued bad debt provision of $2,764,078 with the consideration of uncertain collectability of the remaining loan balance. On January 19, 2015, the Company subsequently collected $1,611,707 on the loan. In December 24, 2015, the Company collected $617,494 on the loan.  In March 29, 2016, the Company collected $620,347 on the loan. The net loan receivable from Beijing Sihai Real Estate Development Ltd., was $2,143,731 and $2,764,078 as of December 31, 2015 and December 31, 2014, respectively.

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

During 2009, the Company entered into an uncollateralized loan agreement with ZhongxinGuoan Ltd., pursuant to which the Company loaned $2,014,634 due on October 30, 2011.  The loan bore interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period.  Subsequent to the issuance of the loan, the Company determined that the loan was uncollectible and recorded a reserve on the entire loan amount.  Therefore this loan is not included in the loans receivable on the balance sheet. During the fourth quarter of 2011, this loan was reassigned to Shenyang Konggang New City Investment Development Ltd., who is working on a development project with ZhongxinGuoan Ltd.  The loan remains uncollateralized and is now due on October 30, 2015.  The loan bears interest at a variable rate based on the Peoples’ Bank of China lending rate applicable to the period. On May 31, 2015, the Company collected $1,543,734 on the loan. As of March 31, 2016, the net loan receivable from Shenyang Konggang New City Investment Development Ltd. was $385,934.

4.             Property and equipment

Property, Plant & Equipment consisted of the following:

	March 31, 2016	December 31, 2015

Building	$15,214	$15,144
Automobile	1,142,044	1,136,790
Office equipment & Furniture	619,130	609,932
	1,776,387	1,761,866
Accumulated depreciation	(1,545,375)	(1,536,066)
Property and equipment, net	$231,013	$225,800

The Company recorded depreciation expense relating to properties held for rental, as well as property and equipment amounting to $768,086 and $815,139 for the three months ended March 31, 2016 and 2015, respectively, of which, $2,207 and $5,015 were recorded as general and administrative expense, respectively.

As of March 31, 2016, fixed assets and rental property totaling $6,062,709 were pledged as security for various bank loans totaling $3,109,222.

5.             Accrued expenses

Accrued expenses consisted of the following:

	March 31, 2016	December 31, 2015

Payroll and welfare payable	$3,218	$4,260
Accrued expenses	8,980	9,116
Total	$12,198	$13,376

6.             Other payables

Other payables consisted of the following:

	March 31, 2016	December 31, 2015
Customer guarantee deposit	$1,104,515	$1,117,614
Customer deposit for property decoration	21,247	18,502
Miscellaneous payable	790,350	781,663
Total	$1,916,112	$1,917,779

7.             Tax payables

Tax payables consisted of the following:

	March 31, 2016	December 31, 2015

Income tax payable in Mainland China	$1,394,920	$1,576,275
Business tax	809,686	602,586
Land VAT payable	2,327,097	2,316,391
Other levies	(41,844)	(27,691)
Total	$4,489,859	$4,467,561

8.             Payable to disposed subsidiary

The Company had amounts due to a Loyal Best, a previously disposed of entity, as of March 31, 2016 and December 31, 2015 in the amount of $807,342 and $803,628, respectively.

9.           Loan Payable

Loans payable (including accrued interest) consisted of the following:

Nature	Due on	Interest per Annum	March 31, 2016	December 31, 2015
Bank loan	6-12-2016	8.775%	$3,109,222	$4,631,202

Less current portion
			$3,109,222	$4,631,202

The above loans are secured by Company rental properties.

For the period ended March 31, 2016 and 2015, the Company’s incurred interest expense of $65,636 and $493,112, respectively.

10.           Statutory reserve

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

The Company did not contribute to statutory reserve for the period ended March 31, 2016 and 2015, respectively.

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

During 2016 and 2015, the Company was organized into two main business segments: (1) Property for sale, and (2) Rental income and Income of management fee of commercial buildings. The following table presents a summary of operating information for the period ended March 31, 2016 and 2015 and certain balance sheet information as of March 31, 2016 and December 31, 2015, respectively.

	March 31
	2016	2015
Revenues from unaffiliated customers:
Rental income & Management fee	1,838,367	1,901,878
Consumer product sales	4,286	-
Consolidated	$1,842,652	1,901,878
Operating income (loss):
Rental income & Management fee	841,161	23,733
Consumer product sales	(93,959)	-
Corporation (1)	(96,385)	(48,920)
Consolidated	$650,817	(25,187)
Net income (loss) before taxes:
Rental income & Management fee	837,204	(414,827)
Consumer product sales	(93,899)	-
Corporation (1)	(96,385)	(48,985)
Consolidated	$646,920	(463,812)
Identifiable assets:
Rental income & Management fee	38,030,735	42,418,105
Consumer product sales	375,602	-
Corporation (1)	7,094,676	2,980,393
Consolidated	$45,501,012	45,398,498
Depreciation and amortization:
Rental income & Management fee	768,460	815,139
Corporation (1)	1,460
Consolidated	$769,920	815,139

Capital expenditures:
Rental income & Management fee	4,008	1,315
Consumer product sales	30,180	-
Consolidated	$34,188	1,315

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

Results of Operations

Comparison of operations for the three months ended March 31, 2016 and 2015:

The Company had net income of $437,516 for the three months ended March 31, 2016, which represents an increase in net income by $901,328 or 194%, compared with a net loss of $463,812 in the same period of 2015.  Components resulting in this increase are discussed below.

Revenues decreased by $59,225 or 3.1% from $1,901,877 for the three monthsended March 31, 2015 to $1,842,652for the same period of 2015.  Since the revenue from the healthcare product sales is minimal, the amount was comparable between two periods.

The cost of revenue decreased by $179,626or 11.7% from $1,541,680 for the three months ended March 31, 2015 to $1,362,054 for the three months ended March 31, 2016. The decrease was mainly due to decrease of cost under renal business.

The gross margin for the rental business was 26.1% and 18.9% for the three monthsended March 31, 2016 and 2015 respectively.  This increase is attributable to the Company's effective cost controlling measure. The large increase of gross margin was from the rental business, contributing 33.25% for the three monthsended March 31, 2016, compared with the 19.05% of gross margin for rental business for the three months ended March 31, 2015.

Selling expenses decreased by $3,027or 41.9% from $7,218 for the three months ended March 31, 2015 to $4,192 for the three months ended March 31, 2016.

General and administrative expenses increased by $61,910 or 16.6% from $373,151 for the three monthsended March 31, 2015 to $435,061 for the three months ended March 31, 2016.  The increase is mainly because of the addition of the healthcare product sales business.

Reversal of bad debt allowance increased by $611,678 for the three months ended March 31, 2016 compared with the three months ended March 31, 2015 due to the Company collected loan of $611,678 which was reserved with bad debt allowance, from Beijing Sihai Real Estate Development Ltd..

Depreciation and amortization was $2,207 and $5,015 for the three months ended March 31, 2016 and 2015 respectively.

Interest and finance costs was $65,454and $487,519 for the three monthsended March 31, 2016 and 2015 respectively. The decrease is mainly because the Company paid off certain bank loans subsequent to the first quarter of 2015.

Other income, net decreased by $14,098 from $48,894 for the three monthsended March 31, 2015 to $34,796 for the three months ended March 31, 2016.

The net income and net loss was $437,516 and $463,812 during three months ended March 31, 2016 and 2015, respectively. The primary reason is the recovery of bad debt during the current period.

Cash Flow Discussion

Net cash flows provided by operating activities for the period ended March 31, 2016 and 2015 were $486,533and $396,620, respectively.  The increase in net operating activities cash flow amounted to $89,913 or 22.7%, which is due primarily to the net income of $437,516 in the current period, compared to net loss of $463,812 in prior period.

Net cash flows used in investing activities were not significant.

Net cash flows used in financing activities were $910,303 and $4,283,567 for the three months ended March 31, 2016 and 2015, respectively.  In 2016, the Company made a bank loan repayment $1,521,981to the bank during the first quarter, whereas the Company repaid the bank loans $11,227,327 in prior period.

Liquidity and Capital Resources

Current liabilities exceeded current assets by $6,196,001 as of March 31, 2016.  The Short Term Loans amounted to $3,109,222 (RMB20,000,000), and accounted for about 50.0% of the working capital deficit.  During 2016, the Company repaid US$1,521,980(RMB 10,000,000), leaving a remaining principal of US$3,109,222 (RMB20,000,000) . The rest of the Short Term Loan is due in June 2016, and is secured by the Company’s real estate assets.

Contractual Obligations

The following table was a summary of the Company’s contractual obligations as of March 31, 2016:

	Total	Less than one year	1-3 Years	Thereafter

Short-Term Debt	$3,109,222	$3,109,222	$-	$-
Long-Term Debt	-	-	-	-
Amounts due to related parties	-	-	-	-
Construction commitments	-	-	-	-
Total Contractual Cash Obligations	$3,109,222	$3,109,222	$-	$-

Item 3.                      Quantitative and Qualitative Disclosure about Market Risk

Disclosure under this item is not required of a smaller reporting company.

Item 4.                      Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this report on Form 10-Q.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting during the quarterly period ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: May 16, 2016	By	/s/ Frank Jiang
Frank Jiang, Chairman Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)