Form 10-Q
period 2016-06-30
GREAT CHINA INTERNATIONAL HOLDINGS, INC.
filed 2016-08-15
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity:  As of July 27, 2016, there were 14,059,966 shares of common stock outstanding.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of
	June 30, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$1,382,092	$9,819,260
Accounts receivable, net	542,179	227,384
Other receivable, net	662,498	683,666
Other current assets	1,008	2,947

Total current assets	2,587,777	10,733,257

Property, plant and equipment, net	542,176	225,800
Rental property, net	32,777,297	35,502,002
Investment in a related party	5,852,697	-

Total assets	$41,759,947	$46,461,059

LIABILITIES AND EQUITY
Current liabilities:
Bank loans	$-	$4,631,202
Accounts payable	4,263,806	4,441,362
Accrued expenses	12,197	13,376
Other payable	2,194,630	1,917,779
Due to a related party	314,975	314,975
Payable to disposed subsidiaries	783,301	803,628
Advances from tenants	1,327,757	1,512,204
Taxes payable	4,366,974	4,467,561
Total current liabilities	13,263,640	18,102,087

Stockholders' equity:
Common stock, $.001 par value 50,000,000
shares authorized, 14,059,966 issued and outstanding
as of June 30, 2016 and December 31, 2015	14,060	14,060
Additional paid in capital	12,107,856	12,107,856
Statutory reserve	638,128	638,128
Accumulated other comprehensive income	3,145,834	3,684,314
Retained earnings	12,523,087	11,771,832
Total stockholders’ equity	28,428,965	28,216,190
Non-controlling interest	67,342	142,782
Total equity	28,496,307	28,358,972

Total liabilities and equity	$41,759,947	$46,461,059

The accompanying notes are integral part of these condensed consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2016 and 2015
(UNAUDITED

	For the three months ended June 30,			For the six months ended June 30,
	2016	2015		2016	2015
Revenues

Healthcare product sales	$7,789	$-		$12,075	$ -
Rental income	1,399,051	1,525,007		2,749,025	2,892,194
Management fee income	508,584	548,790		996,976	1,083,481
Total revenues	1,915,424	2,073,797		3,758,076	3,975,675

Cost of revenues

Healthcare product sales	8,439		-	14,866	-
Rental cost	907,609	1,040,826		1,808,738	2,147,537
Management fee cost	177,619	202,531		632,117	637,500
Total cost	1,093,667	1,243,357		2,455,721	2,785,037
Gross profit	821,757	830,441		1,302,355	1,190,638

Operation expenses
Selling expenses	6,078	6,454		10,269	13,672
General and administrative expenses	452,189	354,668		887,644	723,704
Recovery of bad debt	-	(1,612,157)		(612,072)	(1,608,043)
Depreciation and amortization	9,739	5,081		11,946	10,096
Total operation (income) expenses	468,006	(1,245,955)		297,787	(860,570)

Income from operations	353,751	2,076,396		1,004,568	2,051,209

Other income (expense)
Disposal of parking lots income	-	-		26,761	-
Foreign exchange (loss) gain	(13,070)	-		(13,070)	-
Other income, net	24,455	142,638		59,251	191,532
Interest expense	(39,753)	(187,641)		(105,207)	(675,161)

Total other expense	(28,368)	(45,003)		(32,265)	(483,628)

Income (loss) before income taxes	325,383	2,031,392		972,303	1,567,580

Provision for income taxes	102,870	-		312,274	-

Net income	222,513	2,031,392		660,029	1,567,580

Net income attributable to the Company	272,738	2,042,167		751,255	1,578,355
Net loss attributable to the non-controlling interest	(50,225)	(10,775)		(91,226)	(10,775)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(654,811)	91,817		(538,480)	74,468

Comprehensive (loss) income	$ (432,298)	$2,123,210		$121,549	$ 1,642,049
Comprehensive (loss) income attributable to the Company	(389,706)	2,135,877		196,988	1,654,716
Comprehensive loss attributable to the non-controlling interest	(42,592)	(12,667)		(75,439)	(12,667)

Net (loss) income per share
Basic	$0.02	$0.15		$0.05	$ 0.12
Diluted	$0.02	$0.15		$0.05	$0.12

Weighted average number of shares outstanding
Basic	14,059,966	14,059,966		14,059,966	12,967,148
Diluted	14,059,966	14,059,966		14,059,966	12,967,148

The accompanying notes are integral part of these condensed consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(UNAUDITED)

	Six Months
	2016	2015
Cash flows from operating activities:
Net income (loss)	$660,029	$ 1,567,580
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net cash provided by operating activities
Depreciation and amortization	1,522,851	1,630,082
Bad debt recovery	(611,678)	(1,608,043)
Changes in operating assets and liabilities:
Accounts receivable and other receivable	(293,627)	(178,631)
Advances to suppliers	-	(5,829)
Other current assets	1,939	(2,719)
Accounts payable and accrued expenses	(178,735)	30,779
Other payables	276,851	-
Advances from tenants	(184,447)	(78,350)
Payable to disposed subsidiaries	(20,327)	-
Income and other taxes payable	(100,587)	(31,357)

Net cash provided by operating activities	1,072,269	1,323,513

Cash flows used in investing activities:
Purchase of property & equipment	(5,640)	(3,441)
Investment in a related party	(5,852,697)	-

Net cash used in investing activities	(5,858,337)	(3,441)

Cash flows from financing activities:
Loans repayment from the borrowing parties	611,678	5,628,149
Loans paid to the bank	(4,631,202)	(14,472,384)
Proceeds from stock issuance, net of offering costs	-	7,544,000
Proceeds from non-controlling interest	-	191,466

Net cash used in financing activities	(4,019,524)	(1,108,769)

Effect of exchange differences	368,424	(51,763)

Net (decrease) increase in cash and cash equivalents	(8,437,168)	159,540

Cash and cash equivalents, beginning of period	9,819,260	8,799,261

Cash and cash equivalents, end of period	1,382,092	8,958,801

Supplemental disclosures of cash flow information:
Interest paid	$106,444	$ 676,840
Income taxes	-	-

The accompanying notes are integral part of these condensed consolidated financial statements.

GREAT CHINA INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.             Description of business

Great China International Holdings, Inc., (the “Company”) was incorporated in the State of Nevada on December 4, 1987, under the name of Quantus Capital, Inc. The Company, through its various subsidiaries, is engaged in commercial and residential real estate leasing, management, consulting, investment, development and sales in the city of Shenyang, Liaoning Province, in the People’ Republic of China (“PRC”). The Company is also engaged in the wholesale and retail distribution of consumer products including food products, dietary supplements, household products and daily necessities, etc., through its wholly owned subsidiary, Shenyang Ai Zhuang Trading Co., Ltd (“Ai Zhuang”), and  the 53% owned entity, Panacea Co., Ltd.

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

Allowance for doubtful accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and other receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2016 and December 31, 2015, the Company reserved $1,697,094 and $1,644,340 respectively, for other receivable bad debt, and $661,217 and $675,929 respectively, for accounts receivable bad debt. The Company also reserved $1,752,960 and $2,415,944 respectively for loans receivable as of June 30, 2016 and December 31, 2015 respectively.

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

Property and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized as of June 30, 2016 and December 31, 2015 respectively.

Properties held for rental

Properties include buildings held for rental and land use rights, which are being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over 20-26 years. As of June 30, 2016 and December 31, 2015, net property held for rental amounted to $32,777,297 and $35,502,002 respectively. Accumulated depreciation of rental properties amounted to $35,669,413 as of June 30, 2016 and $35,044,528 as of December 31, 2015.

Investment

Our long-term investments consist of cost method investment. The Company carries at cost with its investment in investees which does not have readily determinable fair value and the Company does not have significant influence. The Company only adjusts for other-than-temporary declines in fair value and distributions of earnings that exceed the Company’s share of earnings since its investment. The Company regularly evaluates the impairment of the cost method investments based on performance and financial position of the investee as well as other evidence of market value. Such evaluation includes, but is not limited to, reviewing the investee’s cash position, recent financing, projected and historical financial performance, cash flow forecasts and financing needs. An impairment loss is recognized in earnings equal to the excess of the investment’s cost over its fair value at the balance sheet date of the reporting period for which the assessment is made. The fair value would then become the new cost basis of investment.

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

Fair Value Measurements

The Company applies the provisions of ASC Subtopic 820-10, “Fair Value Measurements”, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements.  ASC 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

●         Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●         Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●         Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of June 30, 2016 and September 30, 2015.

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

As of June 30, 2016 and December 31, 2015, respectively, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share as the effect of options outstanding at that time was anti- dilutive.

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

Non-controlling interest

 Non-controlling interest represents the portion of equity that is not attributable to the Company. The net income (loss) attributable to non-controlling interests are separately presented in the accompanying statements of income and other comprehensive income. Losses attributable to non-controlling interests in a subsidiary may exceed the interest in the subsidiary’s equity. The related non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit of the non-controlling interest balance. The non-controlling interest % of entity Panacea Co., Ltd., which was set up in April 2015, was 47%, with the amount of $67,342 and $142,782 as of June 30, 2016 and December 31, 2015, respectively.

Concentrations of business and credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents, accounts receivable and other receivables arising from its normal business activities. The Company places its cash and cash equivalents in what it believes to be credit-worthy financial institutions. The Company maintains large sums of cash in two major banks in China. The aggregate balance in such accounts as of June 30, 2016 was $203,794. There is no insurance securing these deposits in China. The Company has a diversified customer base, most of which are in China.

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

Recent accounting pronouncements

Revenue Recognition: In March 2016, the FASB issued ASU 2016-08, “Revenue from contracts with Customers (Topic 606):  Principal versus Agent Considerations (Reporting Gross versus Net),” clarifying the principal versus agent guidance in the new revenue recognition standard, by revising the indicators to focus on evidence that the company is a principal

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 601):  Identifying Performance Obligations and Licensing,” reducing the complexity when applying the guidance for identifying performance obligations and clarifying how to determine whether revenue related to a performance obligation for an intellectual property license is recognized over time or at a point in time.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients,” clarifying certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition.

These ASUs are effective for the Company beginning in the first quarter of 2018, allow for early adoption in the first quarter of 2017 and may be applied using either a full retrospective approach or a modified retrospective approach.  The Company is currently evaluating the method of adoption and the impact these ASUs will have on its Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively (ASU 2014-09, ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12 collectively, Topic 606). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 is effective for us as of either our first quarter of fiscal 2018 or our first quarter of fiscal 2019 using either of two methods: (1) retrospective application of Topic 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 or (2) retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. Preliminarily, we plan to adopt Topic 606 in the first quarter of fiscal 2019 pursuant to the aforementioned adoption method (1) and we do not believe there will be a material impact to our revenues upon adoption. We are continuing to evaluate the impacts of our pending adoption of Topic 606 and our preliminary assessments are subject to change.

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

Liabilities: In February 2015, FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a VIE, and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. A reporting entity may apply a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may apply the amendments retrospectively. The Company is currently assessing the impact of the adoption of this guidance on the consolidated financial statements.

Financial instrument:  In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses on Financial Instruments.”  This ASU introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables.  The estimate of expected credit losses will require considerations of historical information, current information and reasonable and supportable forecasts.  This ASU also expands the disclosure requirements to enable users of financial statements to understand the assumptions, models and methods for estimating expected credit losses.  This ASU is effective for the Company beginning in the first quarter of 2020 and allows for early adoption beginning in the first quarter of 2019.  The Company is currently evaluating the impact the ASU will have on its Consolidated Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. Accordingly, the standard is effective for us on September 1, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

Leases: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-2”), which provides guidance on lease amendments to the FASB Accountingshould Standard Codification. This ASU will be effective for us beginning in May 1, 2019. We are currently in the process of evaluating the impact of the adoption of ASU 2016-2on our consolidated financial statements.

Stock-based Compensation:  In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 changes how companies account for certain aspects of stock-based awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for us in the first quarter of 2018, and earlier adoption is permitted. We are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

3.             Property, Plant and equipment

Property, Plant & Equipment consisted of the following:

	June 30, 2016	December 31, 2015

Building	$39,316	$15,144
Automobile	1,108,036	1,136,790
Office equipment & Furniture	899,655	609,932
	2,047,007	1,761,866
Accumulated depreciation	(1,504,831)	(1,536,066)
Property and equipment, net	$542,176	$225,800

The Company recorded depreciation expense relating to properties held for rental, as well as property and equipment amounting to $1,548,845 and $1,629,091 for the six months ended June 30, 2016 and 2015, respectively, of which, $11,946 and $9,104 were recorded as general and administrative expense, respectively.

As of June 30, 2016, no fixed assets or rental property were pledged as security for long-term loans.

4.           Related party transactions

Investment in a related party

On May 15, 2016, the Company entered into a Framework Agreement on Capital Increase and Equity Enlargement with the shareholders of Jiangcheng Sino-Au Agricultural Technology Development Co., Ltd. (“SAAT”) for the purchase of 14.07 million shares in the capital of SAAT for approximately 5,746,318 (RMB 37.4795 million) based on the fair value .  After the investment Great China holds 11.12% of the total share capital of SAAT.

Frank Jiang, the controlling stockholder of Great China and one of its officers and directors is the beneficial owner of 33.11 percent of the equity in SAAT, which represent approximately 29.43% of the equity after the investment.

As of June 30, 2016 and December 31, 2015, the Company's balance of long-term investment was $5.85 million and $0 million, respectively. For the period ended June 30, 2016, the Company did not record any investment income.

Due to a related party

The due to a related party is the amount due to a Company’s stockholder. The amount of due to a related party is $314,975 as of both June 30, 2016 and December 31, 2015

5.             Accrued expenses

Accrued expenses consisted of the following:

	June 30, 2016	December 31, 2015

Payroll and welfare payable	$2,952	$4,260
Accrued expenses	9,245	9,116
Total	$12,197	$13,376

6.             Other payables

Other payables consisted of the following:

	June 30, 2016	December 31, 2015
Customer guarantee deposit	$1,095,464	$1,117,614
Customer deposit for property decoration	21,043	18,502
Miscellaneous payable	1,078,123	781,663
Total	$2,194,630	$1,917,779

7.             Tax payables

Tax payables consisted of the following:

	June 30, 2016	December 31, 2015

Income tax payable in Mainland China	$1,572,835	$1,576,275
Business tax	534,941	602,586
Land VAT payable	2,257,801	2,316,391
Other levies	1,397	(27,691)
Total	$4,366,974	$4,467,561

8.             Payable to disposed subsidiary

The Company had amounts due to a Loyal Best, a previously disposed of entity, as of June 30, 2016 and December 31, 2015 in the amount of $783,301 and $803,628 respectively.

9.           Loan Payable

Loans payable (including accrued interest) consisted of the following:

Nature	Due on	Interest per Annum	June 30, 2016	December 31, 2015
Bank loan	6-12-2016	8.775%	$-	$4,631,202

			$-	$4,631,202

The above loans were previously secured by the Company's rental properties.

For the period ended June 30, 2016 and 2015, the Company's incurred interest expense of $106,444 and $676,840 respectively.

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

The Company did not contribute to statutory reserve for the period ended June 30, 2016 and 2015, respectively.

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

During 2016 and 2015, the Company was organized into two main business segments: (1) Property for sale, and (2) Rental income and Income of management fee of commercial buildings. The following table presents a summary of operating information and certain year-end balance sheet information as of period ended of June 30, 2016 and 2015, respectively.

	June 30
	2016	2015
Revenues from unaffiliated customers:
Rental income & Management fee	3,746,001	3,975,675
Consumer product sales	12,075	-
Consolidated	$3,758,076	3,975,675
Operating income (loss):
Rental income & Management fee	1,457,681	2,215,158
Consumer product sales	(206,959)	-
Corporation (1)	(246,154)	(163,949)
Consolidated	$1,004,568	2,051,209
Net income (loss) before taxes:
Rental income & Management fee	1,438,385	1,735,017
Consumer product sales	(205,766)	-
Corporation (1)	(260,316)	(167,437)
Consolidated	$972,303	1,567,580
Identifiable assets:
Rental income & Management fee	32,961,862	41,416,146
Consumer product sales	31,936	-
Corporation (1)	-	7,290,181
Consolidated	$32,993,798	48,706,327
Depreciation and amortization:
Consumer product sales	7,533	-
Rental income & Management fee	4,413	1,620,978
Corporation (1)	-	9,104
Consolidated	$11,946	1,630,082

Capital expenditures:
Rental income & Management fee	5,640	3,441
Consumer product sales	-	-
Consolidated	$5,640	3,441

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

Recent Development

On May 15, 2016, Great China International Holdings, Inc. (“Great China or the “Company”) entered into a Framework Agreement on Capital Increase and Equity Enlargement (the “Agreement”) with the shareholders of Jiangcheng Sino-Au Agricultural Technology Development Co., Ltd. (“SAAT”) for the purchase of 14.07 million shares in the capital of SAAT for RMB 37.4795 million Yuan (approximately US$5,746,318 at May 16, 2016).

Frank Jiang, the controlling stockholder of Great China and one of its officers and directors is the beneficial owner of 33.11 percent of the equity in SAAT, which will represent approximately 29.43% of the equity after the investment.

SAAT owns approximately 2,470 acres of land in Yunnan Province, PRC, and is engaged in the business of cultivating, processing, and trading Macadamia.  The acquisition of the interest in SAAT is a major step forward in the plan of Great China to move into the nutraceutical and healthy foods sector.

On July 27, 2016, the board of directors and stockholders of Great China approved an amendment to the Articles of Incorporation changing the name of the Company to “HH Biotechnology Holdings Company.”  We expect to file a certificate of amendment with the state of Nevada to effectuate the name change within a few days after the later of the date that is 20 days from the date this Information Statement is disseminated to our stockholders and the date the Financial Industry Regulatory Authority completes its review and processing of our name change.

Results of Operations

Comparison of operations for the three months ended June 30, 2016 and 2015

The Company had net income of $222,513 for the three months ended June 30, 2016, which represents a decrease in net income by $1,808,879 or 89.05%, compared with a net income of $2,031,392 in the same period of 2015.  Components resulting in this increase are discussed below.

Revenues decreased by $158,373 or 7.64% from $2,073,797 for the three months ended June 30, 2016 to $1,915,424 for the same period of 2015.  Since the revenue from the healthcare product sales is minimal, the amount was comparable between two periods.

The cost of revenue decreased by $149,690 or 12.04% from $1,243,357 for the three months ended June 30, 2015 to $1,093,667 for the three months ended June 30, 2016. The decrease was mainly due to decrease of cost under rental business.

The gross margin for the rental business was 35.13% and 31.75% for the three months ended June 30, 2016 and 2015 respectively.  This increase is attributable to the Company's effective cost controlling measure. The large increase of gross margin was from the rental business, contributing 42.9% for the three months ended June 30, 2016, compared with the 40.0% of gross margin for rental business for the three months ended June 30, 2015.

Selling expenses decreasedby $376 or 5.83% from $6,454 for the three months ended June 30, 2015 to $6,078 for the three months ended June 30, 2016.

General and administrative expenses increased by $97,521 or 27.61% from $354,668 for the three months ended June 30, 2015 to $452,189 for the three months ended June 30, 2016.  The increase is mainly because of the addition of the healthcare product sales business.

Reversal of bad debt allowance decreased by $1,611,763 for the three months ended June 30, 2016 compared with the three months ended June 30, 2015, as the Company’s recovery of bad debt decreased from $1,612,157 in the three-month period ended June 30, 2015, to $394 for the comparable period in 2016.

Depreciation and amortization was $9,739 and $5,081 for the three months ended June 30, 2016 and 2015 respectively.

Interest expense was $39,753 and $187,641 for the three months ended June 30, 2016 and 2015 respectively. The decrease is mainly because the Company paid off certain bank loans in 2016.

Other income, net decreased by $118,183 from $142,638 for the three months ended June 30, 2015 to $24,455 for the three months ended June 30, 2016.

The net income before income taxes was $325,383 and $2,031,392 during three months ended June 30, 2016 and 2015, respectively. The primary reason is the decrease in recovery of bad debt during the current period.

Comparison of operations for the six-months ended June 30, 2016 and 2015

The Company had net income of $660,029 for the sixmonths ended June 30, 2016, which represents a decrease in net income by $907,551 or 58%, compared with a net incomeof $1,567,580 in the same period of 2015.  Components resulting in this increase are discussed below.

Revenues decreased by $217,599 or 5.47% from $3,975,675 for the six months ended June 30, 2016 to $3,758,076 for the same period of 2015.  Since the revenue from the healthcare product sales is minimal, the amount was comparable between two periods.

The cost of revenue decreased by $329,316 or 11.82% from $2,785,037 for the six months ended June 30, 2015 to $2,455,721 for the six months ended June 30, 2016. The decrease was mainly due to decrease of cost under rental business.

The gross margin for the rental business was 34.2% and 25.8% for the six months ended June 30, 2016 and 2015 respectively.  This increase is attributable to the Company's effective cost controlling measure. The large increase of gross margin was from the rental business, contributing 34.7% for the six months ended June 30, 2016, compared with the 29.9% of gross margin for rental business for the six months ended June 30, 2015.

Selling expenses decreased by $3,403 or 24.89% from $13,672 for the six months ended June 30, 2015 to $10,269 for the six months ended June 30, 2016.

General and administrative expenses increased by $163,940 or 22.65% from $723,704 for the six months ended June 30, 2015 to $887,644 for the six months ended June 30, 2016.  The increase is mainly because of the addition of the healthcare product sales business.

Reversal of bad debt allowance decreased by $995,971 for the six months ended June 30, 2016 compared with the six months ended June 30, 2015, as the Company’s recovery of bad debt decreased from $1,608,043 in the first six months of 2015 to $612,072 in the first six months of 2016.

Depreciation and amortization was $11,946 and $10,096 for the six months ended June 30, 2016 and 2015 respectively.

Interest expense was $105,207and $675,161 for the six months ended June 30, 2016 and 2015 respectively. The decrease is mainly because the Company paid off certain bank loans in 2016.

Other income, net decreased by $132,281 from $191,532 for the six months ended June 30, 2015 to $59,251 for the six months ended June 30, 2016.

The net incomebefore income taxes was $972,303 and $1,567,580 during six months ended June 30, 2016 and 2015, respectively. The primary reason is the decrease in recovery of bad debt during the current period.

Cash Flow Discussion

Net cash flows provided by operating activities for the period ended June 30, 2016 and 2015 were $1,072,269 and $1,323,513, respectively.  The decrease in net operating activities cash flow amounted to $251,244 or 19.0%, which is due primarily to the decrease in net income of $660,029 in the current period, compared to $1,567,580 in prior period.

Net cash flows used in investing activitiesfor the period ended June 30, 2016 and 2015 were $5,858,337 and $3,441, respectively. The increase in net investing activities cash outflow amounted to $5,854,896 or 170,151%, which is due primarily to the investment in financial asset of Jiangcheng Sino-Au Agricultural Technology Development Co., Ltd., amounted to $5,852,697 in the current period.

Net cash flows used in financing activities were $4,019,524 and $1,108,769 for the six months ended June 30, 2016 and 2015, respectively.  The increase in net financing activities cash outflow amounted to $2,910,755 or 262.5%, which is due primarily to the stock issuance, net of offering costs amounted to $7,544,000 in prior period.

Liquidity and Capital Resources

Current liabilities exceeded current assets by $10,675,863 as of June 30, 2016.

Contractual Obligations

The following table was a summary of the Company’s contractual obligations as of June 30, 2016:

	Total	Less than one year	1-3 Years	Thereafter

Short-Term Debt	$-	-	$-	$-
Long-Term Debt	-	-	-	-
Amounts due to related parties	-	-	-	-
Construction commitments	-	-	-	-
Total Contractual Cash Obligations	$-	-	$-	$-

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive and Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act’) as of the end of the period covered by this interim period report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our certifying officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our certifying officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a weakness in our internal control over financial reporting described below,which we view as an integral part of our disclosure controls and procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and, providing reasonable assurance that unauthorized acquisition, use, or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2016.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  At June 30, 2016, the Company had only one executive officer performing the functions of chief executive officer and chief financial officer.  As a result, the Company’s internal controls were deficient for the following reasons:

●	There were no entity level controls because there was only one person serving in the dual capacity of chief executive officer and chief financial officer,

●	There was no segregation of duties as that same person was responsible for the process of approving and paying the Company’s bills and recording the other financial transactions of the Company, and

●	There was no separate audit committee.

As a result of management’s evaluation described above, it concluded on that the Company had significant control deficiencies as of June 30, 2016, that constituted a material weakness in the Company’s internal control over financial reporting.  Notwithstanding these control deficiencies, our certifying officer believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

The Company proposes to remediate the material weakness as its business develops by engaging accounting support that will effectively segregate different accounting functions and incorporate control processes for managing the accounting and financial affairs of the Company.  As the Company’s business develops it will recruit additional directors who are independent and can otherwise serve on an audit committee that fulfills the traditional oversight functions with respect to our internal system of controls and financial reporting.

There have been no changes in our internal control over financial reporting during the three-month period ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS

Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document
10.1	10	Framework Agreement on Capital Increase and Quity Enlargement dated May 15, 2016*

31.1	31	The certification of chief executive officer and chief financial officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	32	The certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

101.INS	101	XBRL Instance Document
101.SCH	101	XBRL Taxonomy Extension Schema
101.CAL	101	XBRL Taxonomy Extension Calculation
101.LAB	101	XBRL Taxonomy Extension Label Linkbase
101.PRE	101	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	101	XBRL Taxonomy Extension Definition Linkbase

*  This agreement was filed as Exhibit 10.1 to the current report on Form 8-K filed with the SEC on June 10, 2016, and is incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT CHINA INTERNATIONAL HOLDINGS, INC.

Date: August 15, 2016	By	/s/ Frank Jiang
Frank Jiang, Chairman Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)