Form 10-Q
period 2016-09-30
HH BIOTECHNOLOGY HOLDINGS CO
filed 2016-11-14
CIK 828878

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File No. 0-23015

HH BIOTECHNOLOGY HOLDINGS COMPANY
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

HH BIOTECHNOLOGY HOLDINGS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(UNAUDITED)
	As of
	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$3,287,664	$9,819,260
Accounts receivable, net	538,742	227,384
Other receivable, net	621,380	683,666
Other current assets	1,023	2,947

Total current assets	4,448,809	10,733,257

Property, plant & equipment, net	536,713	225,800
Rental property, net	31,913,126	35,502,002
Intangible asset	-	-
Investment in financial asset	5,852,697	-
Investment-related party	-	-

Total assets	$42,751,345	$46,461,059

LIABILITIES AND EQUITY
Current liabilities:
Bank loans	$-	$4,631,202
Accounts payable	4,248,095	4,441,362
Accrued expenses	13,460	13,376
Other payable	1,909,006	1,917,779
Due to a related party	364,377	314,975
Payable to disposed subsidiaries	780,646	803,628
Advances from tenants	1,298,015	1,512,204
Taxes payable	4,538,332	4,467,561
Total current liabilities	13,151,931	18,102,087

Short Term Loan	13,151,931	18,102,087

Stockholders' equity:
Common stock, $.001 par value 50,000,000
shares authorized, 14,059,966 issued and outstanding
as of June 30, 2016 and December 31, 2015	14,060	14,060
Additional paid in capital	12,107,856	12,107,856
Statutory reserve	638,128	638,128
Accumulated other comprehensive income	3,061,754	3,684,314
Retained earnings	13,756,517	11,771,832
Total stockholders’ equity	29,578,315	28,216,190
Non-controlling interest	21,099	142,782

Total equity	29,599,414	28,358,972

Total liabilities and equity	$42,751,345	$46,461,059

The accompanying notes are integral part of these condensed consolidated financial statements.

HH BIOTECHNOLOGY HOLDINGS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2016 and 2015
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues

Healthcare product sales	$13,180	$923	$25,255	$923
Rental income	1,448,335	1,274,822	4,197,360	4,167,016
Management fee income	485,574	490,802	1,482,550	1,574,283
Total revenues	1,947,089	1,766,547	5,705,165	5,742,222

Cost of revenues
Healthcare product sales	11,309	2,421	26,175	2,421
Rental cost	950,919	954,122	2,759,657	3,101,658
Management fee cost	242,843	359,006	874,960	996,506
Total cost	1,205,071	1,315,549	3,660,792	4,100,586
Gross profit	742,018	450,998	2,044,373	1,641,636

Operation expenses
Selling expenses	1,405	17,228	11,674	30,900
General and administrative expenses	499,613	389,533	1,387,257	1,078,609
Recovery of bad debt	(1,392,936)	-	(2,005,008)	(1,573,416)
Depreciation and amortization	3,134	2,092	15,080	12,188
Total operation (income) expenses	(888,784)	408,853	(590,997)	(451,718)

Income from operations	1,630,802	42,145	2,635,370	2,093,354

Other income (expense)
Disposal of parking lots income	-	-	26,761	-
Other income, net	69,916	49,909	116,097	241,441
Interest expense	(536)	(105,795)	(105,743)	(780,956)

Total other income (expense)	69,380	(55,886)	37,115	(539,515)

Income (loss) before income taxes	1,700,182	(13,741)	2,672,485	1,553,839

Provision for income taxes	513,501	-	825,775	-

Net income (loss)	1,186,681	(13,741)	1,846,710	1,553,839

Net income attributable to the Company	1,233,429	4,729	1,984,684	1,583,084
Net loss attributable to the non-controlling interest	(46,748)	(18,470)	(137,974)	(29,245)

Other comprehensive loss:
Foreign currency translation adjustment	(84,080)	(509,434)	(622,560)	(434,966)

Comprehensive (loss) income	$1,102,601	$(523,175)	$1,224,150	$1,118,874
Comprehensive income (expense) attributable to the Company	1,148,844	(504,705)	1,345,832	1,150,011
Comprehensive loss attributable to the non-controlling interest	(46,243)	(18,470)	(121,682)	(31,137)

Net (loss) income per share
Basic	$0.08	$(0.04)	$0.10	$0.12
Diluted	$0.08	$(0.04)	$0.10	$0.12

Weighted average number of shares outstanding
Basic	14,059,966	14,059,966	14,059,966	13,392,907
Diluted	14,059,966	14,059,966	14,059,966	13,392,907

The accompanying notes are integral part of these condensed consolidated financial statements.

HH BIOTECHNOLOGY HOLDINGS COMPANY AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(UNAUDITED)

	Nine Months
	2016	2015
Cash flows from operating activities:
Net income (loss)	$1,846,711	$1,553,839
Adjustments to reconcile net income to net cash provided by operating activities:
Net cash provided by operating activities
Depreciation and amortization	2,307,468	2,382,676
Recovery of bad debt	-	(1,573,416)

Changes in operating assets and liabilities:
Accounts receivable and other receivable	(249,072)	(172,330)
Advances to suppliers	-	(5,803)
Other current assets	1,924	(3,593)
Prepayment	-	163,001
Accounts payable and accrued expenses	(195,921)	-
Other payable	(8,773)	-
Payroll payables	2,738	-
Other levies	1,397	-
Due to related party	49,402	-
Advances from tenants	(214,189)	76,373
Payable to disposed subsidiaries	(22,982)
Taxes payable	69,374	(100,028)
Net cash provided by operating activities	3,588,077	2,320,719

Cash flows used in investing activities:
Purchase of property & equipment	(6,146)	(25,497)
Investment-related party	(5,852,697)	-

Net cash used in investing activities	(5,858,843)	(25,497)

Cash flows from financing activities:

Loans repayment from the borrowing parties	-	5,603,031
Loans paid to the bank	(4,631,202)	(14,407,794)
Proceeds from stock issuance, net of offering costs	-	7,544,000
Proceeds from non-controlling interest	-	191,466
Net cash used in financing activities	(4,631,202)	(1,069,297)

Effect of exchange differences	370,372	(116,104)

Net (decrease) increase in cash and cash equivalents	(6,531,596)	1,109,821

Cash and cash equivalents, beginning of period	9,819,260	8,799,261

Cash and cash equivalents, end of period	$3,287,664	$9,909,082

Supplemental disclosures of cash flow information:

Interest paid	$105,743	$790,609
Income taxes	-	$-

The accompanying notes are integral part of these condensed consolidated financial statements.

HH BIOTECHNOLOGY HOLDINGS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.             Description of business

HH Biotechnology Holdings Company (“HHBT” or the “Company”), was incorporated in the State of Nevada on December 4, 1987, under the name of Quantus Capital, Inc. The Company, through its various subsidiaries, is engaged in commercial and residential real estate leasing, management, consulting, investment, development and sales in the city of Shenyang, Liaoning Province, in the People’ Republic of China (“PRC”). The Company is also engaged in the wholesale and retail distribution of consumer products including food products, dietary supplements, household products and daily necessities, etc., through its wholly owned subsidiary, Shenyang Ai Zhuang Trading Co., Ltd (“Ai Zhuang”), and the 53% owned entity, Panacea Co., Ltd.

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

Fair Value Measurements

The Company applies the provisions of ASC Subtopic 820-10, “Fair Value Measurements”, for fair value measurements of financial assets and financial liabilities and for fair value measurements of non-financial items that are recognized or disclosed at fair value in the financial statements.  ASC 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

There were no assets or liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820 as of September 30, 2016 and December 31, 2015.

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

Allowance for doubtful accounts

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and other receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2016 and December 31, 2015, the Company reserved $2,066,239 and $1,644,340 respectively, for other receivable bad debt; and $653,023 and $675,929 respectively, for accounts receivable bad debt. The Company also reserved $0 and $2,415,944 respectively for loans receivable as of September 30, 2016 and December 31, 2015 respectively.

Property, plant and equipment

Property, plant and equipment is being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over useful lives as follows:

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

Property, plant and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property, plant and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property, plant and equipment impairments recognized as of September 30, 2016 and December 31, 2015 respectively.

Rental property

Properties include buildings held for rental and land use rights, which are being depreciated over the estimated useful lives of the related assets. Depreciation is computed on the straight-line basis over 20-26 years. As of September 30, 2016 and December 31, 2015, net property held for rental amounted to $31,913,126 and $35,502,002 respectively. Accumulated depreciation of rental properties amounted to $36,301,614 as of September 30, 2016 and $35,044,528 as of December 31, 2015.

Investment-related party

Because the fair value is not readily determinable and less than 20% of voting rights, our long-term investments apply ASC 325-20 cost method investments. The Company carries at cost with its investment in investees which does not have readily determinable fair value and the Company does not have significant influence. The Company only adjusts for other-than-temporary declines in fair value and distributions of earnings that exceed the Company’s share of earnings since its investment. The Company regularly evaluates the impairment of the cost method investments based on performance and financial position of the investee as well as other evidence of market value. Such evaluation includes, but is not limited to, reviewing the investee’s cash position, recent financing, projected and historical financial performance, cash flow forecasts and financing needs. An impairment loss is recognized in earnings equal to the excess of the investment’s cost over its fair value at the balance sheet date of the reporting period for which the assessment is made. The fair value would then become the new cost basis of investment.
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

As of September 30, 2016 and December 31, 2015, respectively, there were no outstanding securities or other contracts to issue common stock, such as options, warrants or conversion rights, which would have a dilutive effect on earnings per share as the effect of options outstanding at that time was anti- dilutive.

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

Non-controlling interest

 Non-controlling interest represents the portion of equity that is not attributable to the Company. The net income (loss) attributable to non-controlling interests are separately presented in the accompanying statements of income and other comprehensive income. Losses attributable to non-controlling interests in a subsidiary may exceed the interest in the subsidiary’s equity. The related non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit of the non-controlling interest balance. The non-controlling interest rate of entity Panacea Co., Ltd., which was set up in April 2015, was 47%, with the amount of $21,099 and $142,782 as of September 30, 2016 and December 31, 2015, respectively.

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

Recent accounting pronouncements

Revenue Recognition:    In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016 and May 2016 within ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively (ASU 2014-09, ASU 2015-04, ASU 2016-08, ASU 2016-10 and ASU 2016-12 collectively, Topic 606). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 is effective for us as of either our first quarter of fiscal 2018 or our first quarter of fiscal 2019 using either of two methods: (1) retrospective application of Topic 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 or (2) retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. Preliminarily, we plan to adopt Topic 606 in the first quarter of fiscal 2019 pursuant to the aforementioned adoption method (1) and we do not believe there will be a material impact to our revenues upon adoption. We are continuing to evaluate the impacts of our pending adoption of Topic 606 and our preliminary assessments are subject to change. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Gross versus Net),” clarifying the principal versus agent guidance in the new revenue recognition standard, by revising the indicators to focus on evidence that the company is a principal. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” reducing the complexity when applying the guidance for identifying performance obligations and clarifying how to determine whether revenue related to a performance obligation for an intellectual property license is recognized over time or at a point in time. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” clarifying certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition. These ASUs are effective for the Company beginning in the first quarter of 2018, allow for early adoption in the first quarter of 2017 and may be applied using either a full retrospective approach or a modified retrospective approach. The Company is currently evaluating the method of adoption and the impact these ASUs will have on its Consolidated Financial Statements.

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

Financial instrument: In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. Accordingly, the standard is effective for us on September 1, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements. In June 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the assumptions, models and methods for estimating expected credit losses. This ASU is effective for the Company beginning in the first quarter of 2020 and allows for early adoption beginning in the first quarter of 2019. The Company is currently evaluating the impact the ASU will have on its Consolidated Financial Statements.

Leases: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-2”), which provides guidance on lease amendments to the FASB Accounting should Standard Codification. This ASU will be effective for us beginning in May 1, 2019. We are currently in the process of evaluating the impact of the adoption of ASU 2016-2on our consolidated financial statements.

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

Financial Instruments - Credit Losses: In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss, which will be more decision useful to users of the financial statements. ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is allowed as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is still evaluating the effect that this guidance will have on the Company’s consolidated financial statements and related disclosures.

Statement of Cash Flows: In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments in this Update provide guidance on the following eight specific cash flow issues. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice described above. ASU 2016-15 is effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is still evaluating the effect that this guidance will have on the Company’s consolidated financial statements and related disclosures.

3.            Property, Plant & Equipment and Rental property

Property, Plant & Equipment consisted of the following:

	September 30, 2016	December 31, 2015

Building	$39,644	$15,144
Automobile	1,104,281	1,136,790
Office equipment & Furniture	895,641	609,932
	2,039,566	1,761,866
Accumulated depreciation	(1,502,853)	(1,536,066)
Property, plant and equipment, net	$536,713	$225,800

	September 30, 2016	December 31, 2015

Rental property	$68,214,740	$70,546,530
Accumulated depreciation	(36,301,614)	(35,044,528)
Rental property, net	$31,913,126	$35,502,002

The Company recorded depreciation expense relating to properties held for rental, as well as property, plant and equipment amounting to $3,134, and $2,092 for the three months ended September 30,2016 and 2015, and $2,293,977 and $2,382,676 for the nine months ended September 30, 2016 and 2015, respectively.

$499,613 and $389,533 for the three months ended September 30, 2016 and 2015, and $1,387,257 and $1,078,609 for the nine months ended September 31, 2016 and 2015 were recorded as general and administrative expense, respectively.

As of September 30, 2016, no fixed assets or rental property were pledged as security for long-term loans.

4.             Related party transactions

Investment in a related party

On May 15, 2016, the Company entered into a Framework Agreement on Capital Increase and Equity Enlargement with the shareholders of Jiangcheng Sino-Au Agricultural Technology Development Co., Ltd. (“SAAT”) for the purchase of 14.07 million shares in the capital of SAAT for approximately 5,852,697 (RMB 37.48 million) based on the fair value . After the investment HHBT holds 11.12% of the total share capital of SAAT.

As of September 30, 2016 and December 31, 2015, the Company's balance of long-term investment was $5.85 million and $0 million, respectively. For the period ended September 30, 2016, the Company did not record any investment income.

The investment is accounted for under the cost method, and is reviewed periodically for indicators of other-than-temporary impairment. If we determine that an other-than-temporary impairment has occurred, we write down the investment to its fair value. We estimate fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data. For the three and nine months ended September 30, 2016, we determined there were no other-than-temporary impairments on our cost method investment.

Due to a related party

The due to a related party is the amount due to a Company’s stockholder. The amount of due to a related party is $364,377 as of September 30, 2016 and $314,975 as of December 31, 2015.

5.             Accrued expenses

Accrued expenses consisted of the following:

	September 30, 2016	December 31, 2015

Payroll and welfare payable	$2,738	$4,260
Accrued expenses	10,722	9,116
Total	$13,460	$13,376

6.             Other payable

Other payable consisted of the following:

	September 30, 2016	December 31, 2015

Customer guarantee deposit	$313,318	$1,117,614
Customer deposit for property decoration	18,722	18,502
Miscellaneous payable	1,576,966	781,663
Total	$1,909,006	$1,917,779

7.             Tax payables

Tax payables consisted of the following:

	September 30, 2016	December 31, 2015

Income tax payable in Mainland China	$1,679,649	$1,576,275
Business tax	607,137	602,586
Land VAT payable	2,250,149	2,316,391
Other levies	1,397	(27,691)
Total	$4,538,332	$4,467,561

8.             Payable to disposed subsidiary

The Company had amounts due to a Loyal Best, a previously disposed of entity, as of September 30, 2016 and December 31, 2015 in the amount of $780,646 and $803,628 respectively.

9.             Loan Payable

Loans payable (including accrued interest) consisted of the following:

Nature	Due on	Interest per Annum	September 30, 2016	December 31, 2015
Bank loan	6-12-2016	8.775%	$-	$4,631,202

			$-	$4,631,202

The above loans were previously secured by the Company's rental properties.

The Company's incurred interest expense of $0 and$113,769 for the three months ended September 30, 2016 and 2015, and $105,743 and $790,609 for the nine months ended September 30, 2016 and 2015 respectively.

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

The Company did not contribute to statutory reserve for the period ended September 30, 2016 and 2015, respectively.

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

During 2016 and 2015, the Company was organized into two main business segments: (1) Rental income & Management fee, and (2) Consumer product sales. The following table presents a summary of operating information and certain year-end balance sheet information as of nine-month and three-month periods ended of September 30, 2016 and 2015, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues from unaffiliated customers:
Rental income & Management fee	1,933,909	1,765,624	5,679,910	5,741,299
Consumer product sales	13,180	923	25,255	923
Consolidated	1,947,089	1,766,547	5,705,165	5,742,222
Operating income (loss):
Rental income & Management fee	1,796,667	144,034	3,254,348	2,359,192
Consumer product sales	(103,727)	(83,054)	(310,686)	(83,054)
Corporation (1)	(62,138)	(18,835)	(308,292)	(182,784)
Consolidated	1,630,802	42,145	2,635,370	2,093,354
Net income (loss) before taxes:
Rental income & Management fee	1,864,716	84,423	3,303,101	1,819,440
Consumer product sales	(101,882)	(82,755)	(307,648)	(82,755)
Corporation (1)	(62,652)	(15,409)	(322,968)	(182,846)
Consolidated	1,700,182	(13,741)	2,672,485	1,553,839
Identifiable assets:
Rental income & Management fee	(865,818)	(1,259,280)	32,096,044	40,156,866
Consumer product sales	(301)	511,170	31,635	511,170
Corporation (1)	-	(49,132)	-	7,241,049
Consolidated	(866,119)	(797,242)	32,127,679	47,909,085
Depreciation and amortization:
Consumer product sales	944	(1,620,978)	8,477
Rental income & Management fee	2,190	2,372,020	6,603	2,372,020
Corporation (1)	-	1,552	-	10,656
Consolidated	3,134	752,594	15,080	2,382,676

Capital expenditures:
Rental income & Management fee	506	755	6,146	4,196
Consumer product sales	-	21,290	-	21,290
Consolidated	-	22,045	6,146	25,486

(1). Unallocated loss from Operating income (loss) and Net income before provision for income taxes are primarily related to general corporate expenses.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Information

The following discussion and analysis should be read in conjunction with our consolidated financial statements prepared in accordance with accounting principles generally accepted in the USA. Unless otherwise indicated, references in this discussion to “we”, “our” and “us” are to HH Biotechnology Holdings Company, and its subsidiaries.

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

Executive Summary

HHBT, through its various subsidiaries, is or has been engaged in commercial and residential real estate leasing, management, consulting, investment, development and sales, We conduct all our operation in the People’s Republic of China through our direct and indirect wholly owned subsidiaries; Silverstrand International Holdings Company Limited (“Silverstrand”)., Shenyang Maryland International Industry Company Limited (“Maryland”),Shenyang Ai Zhuang Trading Co., Ltd (“Ai Zhuang”), and Panacea Co., Ltd. Ai Zhuang and Panacea Co., Ltd. were established during the first Nine months of 2015 to engage in wholesale and retail distribution of consumer products including food products, dietary supplements, household products and publications. Ai Zhuang and Panacea Co., Ltd. had started business operation during the quarter ended September 30, 2015.

Recent Development

There is a huge demand for health care products. According to the Boston consulting firm (BCG) latest report "released from insight to action: Digging China health consumer market" pointed out: the Chinese consumers are leading the global health awareness, which is due to the care about the health and effects of China development environment. By 2020 China's GDP will reach about 8 trillion and 500 billion yuan in the narrow sense, while the general health industry production value will reach 17 trillion yuan.

In 2015, HHBT began the transformation of the main business, because of macadamia nuts in the prevention of cardiovascular disease and Alzheimer's disease has a prominent effect. HHBT will regard the perilla oil as the core raw material, through bio technology, research and development of green health food products (drugs) the company's main business, plans to transition from planting, development to production and marketing of the whole industry chain green health industry company.
On May 15, 2016, HH Biotechnology Holdings Company (“HHBT” or the “Company”) entered into a Framework Agreement on Capital Increase and Equity Enlargement (the “Agreement”) with the shareholders of Jiangcheng Sino-Au Agricultural Technology Development Co., Ltd. (“SAAT”) for the purchase of 14.07 million shares in the capital of SAAT for RMB 37.4795 million Yuan (approximately US$5,746,318 at May 16, 2016). After the investment HHBT holds 11.12% of the total share capital of SAAT.

SAAT owns approximately 2,470 acres of land in Yunnan Province, PRC, and is engaged in the business of cultivating, processing, and trading Macadamia.  The acquisition of the interest in SAAT is a major step forward in the plan of HHBT to move into the nutraceutical and healthy foods sector.

On July 27, 2016, the board of directors and stockholders of HHBT approved an amendment to the Articles of Incorporation changing the name of the Company to “HH Biotechnology Holdings Company.”  We expect to file a certificate of amendment with the state of Nevada to effectuate the name change within a few days after the later of the date that is 20 days from the date this Information Statement is disseminated to our stockholders and the date the Financial Industry Regulatory Authority completes its review and processing of our name change.

Results of Operations

Comparison of operations for the Three-Months ended September 30, 2016 and 2015

The Company had net income of $1,186,681 for the three months ended September 30, 2016, which represents an increase in net income by $1,200,422 or 8,736.06%, compared with a net loss of $13,741 in the same period of 2015.  Components resulting in this increase are discussed below.

Revenues increased by $180,542 or 10.22% from $1,766,547 for the three months ended September 30, 2015 to $1,947,089 for the same period of 2016.  The increase was mainly due to increase of revenue from rental business.

The cost of revenue decreased by $110,478 or 8.40% from $1,315,549 for the three months ended September 30, 2015 to $1,205,071 for the three months ended September 30, 2016. The decrease was mainly due to decrease of cost under rental business, including the decrease in business tax and addition, and less .repair and maintenance activities.

The gross margin for the rental business was 38.1% and 25.5% for the three months ended September 30, 2016 and 2015 respectively.  This increase is attributable to the Company's effective cost controlling measure due to the economics of scale. The large increase of gross margin was from the management cost fee, contributing 40.98% for the three months ended September 30, 2016, compared with the 36.70% of gross margin for the three months ended September 30, 2015.

Selling expenses decreased by $15,823or 91.84% from $17,228 for the three months ended September 30, 2015 to $1,405 for the three months ended September 30, 2016.  The decrease was due to the cancellation of lease certificate fee by the government in 2016.

General and administrative expenses increased by $110,080 or 28.26% from $389,533 for the three months ended September 30, 2015 to $499,613 for the three months ended September 30, 2016.  The increase is mainly because of the addition of the healthcare product sales business.

Reversal of bad debt allowance increased by $1,392,936 for the three months ended September 30, 2016 compared with the three months ended September 30, 2015, as the Company’s recovery of bad debt increased from $0 in the three-month period ended September 30, 2015, to $1,392,936 for the comparable period in 2016.

Depreciation and amortization was $3,134 and $2,092 for the three months ended September 30, 2016 and 2015 respectively.

Interest expense was $536 and $105,795 for the three months ended September 30, 2016 and 2015 respectively. The decrease is mainly because the Company has already paid off certain bank loans in 06/12/2016.

Other income, net increased by $20,007 from $49,909 for the three months ended September 30, 2015 to $69,916 for the three months ended September 30, 2016.

The net income (loss) before income taxes was income of $1,700,182 and loss of $13,741 during three months ended September 30, 2016 and 2015, respectively. The primary reason is the increase in recovery of bad debt during the current period.

Comparison of operations for the Nine-Months ended September 30, 2016 and 2015

The Company had net income of $1,846,710 for the nine months ended September 30, 2016, which represents an increase in net income by $292,871 or 18.85%, compared with a net income of $1,553,839 in the same period of 2015.  Components resulting in this increase are discussed below.

Revenues decreased by $37,057 or 0.65% from $5,742,222 for the nine months ended September 30, 2015 to $5,705,165 for the same period of 2016. The decrease was mainly due to decrease of revenue from management business.

The cost of revenue decreased by $439,794 or 10.73% from $4,100,586 for the nine months ended September 30, 2015 to $3,660,792 for the nine months ended September 30, 2016. The decrease was mainly due to decrease of cost under rental businessincluding the decrease in business tax and addition, and less .repair and maintenance activities.

The gross margin for the rental business was 35.8% and 28.6% for the nine months ended September 30, 2016 and 2015 respectively.  This increase is attributable to the Company's effective cost controlling measure due to the economics of scale. The large increase of gross margin was from the rental business, contributing 34.25% for the Nine months ended September 30, 2016, compared with the 25.57% of gross margin for rental business for the nine months ended September 30, 2015.

Selling expenses decreased by $19,226 or 62.22% from $30,900 for the nine months ended September 30, 2015 to $11,674 for the nine months ended September 30, 2016.  The decrease was due to the cancellation of lease certificate fee by the government in 2016.

General and administrative expenses increased by $308,648 or 28.62% from $1,078,609 for the nine months ended September 30, 2015 to $1,387,257 for the nine months ended September 30, 2016.  The increase is mainly because of the addition of the healthcare product sales business.
Reversal of bad debt allowance increased by $431,592 for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015, as the Company’s recovery of bad debt increased from $1,573,415 for the nine months ended September 30, 2015 to $2,005,008 in the nine months ended September 30, 2016.

Depreciation and amortization was $15,080 and $12,188 for the nine months ended September 30, 2016 and 2015 respectively.

Interest expense was $105,743 and $780,956 for the nine months ended September 30, 2016 and 2015 respectively. The increase is mainly because the Company has already paid off certain bank loans in 06/12/2016.

Other income, net decreased by $125,344 from negative $241,441 for the nine months ended September 30, 2015 to $116,097 for the nine months ended September 30, 2016.

The net income before income taxes was $2,672,485 and $1,553,839 during nine months ended September 30, 2016 and 2015, respectively. The primary reason is the increase in recovery of bad debt during the current period.

Cash Flow Discussion

Net cash flows provided by operating activities for the period ended September 30, 2016 and 2015 were $3,588,077 and $2,320,719, respectively.  The decrease in net operating activities cash flow amounted to $1,267,358 or 54.6%, which is due primarily to the net income of $1,846,711 in the current period, compared to $1,553,839 in prior period.

Net cash flows used in investing activities for the period ended September 30, 2016 and 2015 were $5,858,843 and 25,497, respectively. The increase in net investing activities cash outflow amounted to $5,833,346 or 22878.6%, which is due primarily to the investment in financial asset of Jiangcheng Sino-Au Agricultural Technology Development Co., Ltd., amounted to $5,852,697 in the current period.

17

Net cash flows used in financing activities were $4,631,202 and $1, 069,297 for the nine months ended September 30, 2016 and 2015, respectively.  The increase in net financing activities cash outflow amounted to $3,561,905 or 333.1%, which is due primarily to the stock issuance, net of offering costs amounted to $7,544,000 in prior period.

Liquidity and Capital Resources

Current liabilities exceeded current assets by $8,703,122 as of September 30, 2016.

Sources of Liquidity

During the nine months ended September 30, 2016, net cash provided by operating activities totaled $3,588,077. Net cash used in investing activities totaled $5,858,843. Net cash used in financing activities totaled $4,631,202. The resulting change in cash for the period was a decrease of $6,531,596. The cash balance at the beginning of the period was $9,819,260. The cash balance on September 30, 2016 was $3,287,664.

The decrease in cash balances is primarily due to the investment in a related party with $5,825,697, repayment to bank loan of $4,631,202, and capital expenditures of $6,146, which were offset by a net cash provided in operating activities of $3,588,077.Operations during the period ended September 30, 2016 provided $3,588,077 in cash, as compared to $2,320,719 provided during the period ended September 30, 2015.  The primary reason for the increase was that no adjustment from bad debt recovery to decrease the net income to net cash provided by operating activities in the current period, whereas there was $1,573,416 of bad debt recovery to reconcile the net income in prior period.

Our investing activities during the period ended September 30, 2016 consisted of $6,146 in cash used to purchase additional property and equipment, as well as $5,852,697 of investment to acquire 11.12% of the total share capital of a related party, SAAT,

Our financing activities used $4,631,202 in cash during the period ended September 30, 2016 since we paid off the remaining bank loan. There was no more outstanding bank loan as of September 30, 2016.

During the nine months ended September 30, 2015, net cash provided by operating activities totaled $2,320,719. Net cash used in investing activities totaled $25,497. Net cash used in financing activities totaled $1,069,297 during the period. The resulting change in cash for the period was an increase of $1,109,821. The cash balance at the beginning of the period was $8,799,261. The cash balance on September 30, 2015 was $9,909,082.

As of September 30, 2016, the Company had $13,151,931 in total current liabilities, which comprised of $4,248,095 in accounts payable, $13,460 in accrued expenses, $1,909,006 in other payable, $1,298,015 in advance from tenants, $364,377 in due to a related party, $780,646 in payable to disposed subsidiaries, and $4,538,332 in tax payables. As of December 31, 2015, the Company had $18,102,087 in total current liabilities, which comprised of $4,631,202 in bank loans, $4,441,362 in accounts payable, $13,376 in accrued expenses, $1,917,779 in other payable, $314,975 in due to a related party, $803,628 in payable to disposed subsidiaries, $1,512,204 in advances from tenants, and $4,467,561 in tax payables.

The Company had no outstanding bank loans as of September 30, 2016. However, we may, if necessary, obtain financing through loans from banks secured by the rental properties that we could pledge as collateral. We are also exploring various proposals and alternatives in order to secure sources of financing and improve our financial position. We are also exploring potential strategic partnerships, which could provide a capital infusion to the Company. Additionally, the Company is assessing its ability to increase rental rates for its leasing business in order to generate additional revenue.  Further, the Company is continuing to focus efforts on cost containment to reduce general and administrative expenses.  With its relevant hands-on expertise, the Company also plans to expand operations to include property management.

Contractual Obligations

The following table was a summary of the Company’s contractual obligations as of September 30, 2016:

	Total	Less than one year	1-3 Years	Thereafter

Short-Term Debt	$-	$-	$-	$-
Long-Term Debt	-	-	-	-
Amounts due to related parties	49,402	49,402	-	-
Construction commitments	-	-	-	-
Total Contractual Cash Obligations	$49,402	49,402	$-	$-

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive and Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act’) as of the end of the period covered by this interim period report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our certifying officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our certifying officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a weakness in our internal control over financial reporting described below, which we view as an integral part of our disclosure controls and procedures.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2016.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  At September 30, 2016, the Company had only one executive officer performing the functions of chief executive officer and chief financial officer.  As a result, the Company’s internal controls were deficient for the following reasons:

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

As a result of management’s evaluation described above, it concluded on that the Company had significant control deficiencies as of September 30, 2016, that constituted a material weakness in the Company’s internal control over financial reporting.  Notwithstanding these control deficiencies, our certifying officer believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

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

There have been no changes in our internal control over financial reporting during the three-month period ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS

Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

31.1	31	The certification of chief executive officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	31	The certification of chief financial officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	32	The certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

101	101	Interactive Data files

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HH BIOTECHNOLOGY HOLDINGS COMPANY

Date: November 14, 2016	By	/s/ Jiang Sheng
Jiang Sheng, Chief Executive Officer

	By	/s/ Wang Lirong
Wang Lirong, Chief Financial Officer